Form 10-Q
period 2010-06-30
CONCHO RESOURCES INC
filed 2010-08-06
CIK 1358071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
Number of shares of the registrant’s common stock outstanding at August 4, 2010: 91,842,832 shares.

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)	iii
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	41
Item 3. Quantitative and Qualitative Disclosures About Market Risk	60
Item 4. Controls and Procedures	61

PART II — OTHER INFORMATION
Item 1. Legal Proceedings	62
Item 1A. Risk Factors	62
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	63
Item 5. Other Information	63
Item 6. Exhibits	64
EX-23.1
EX-23.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
     Various statements contained in or incorporated by reference into this report that express a belief, expectation, or intention, or that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements include statements, projections and estimates concerning our operations, performance, business strategy, oil and natural gas reserves, drilling program capital expenditures, liquidity and capital resources, the timing and success of specific projects, outcomes and effects of litigation, claims and disputes, derivative activities and the estimated purchase price of the acquisition of the assets of Marbob Energy Corporation and affiliates (“Marbob”), potential financing, closing timeline and other discussion of the Marbob acquisition. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. Forward-looking statements are not guarantees of performance. We have based these forward-looking statements on our current expectations and assumptions about future events. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Actual results may differ materially from those implied or expressed by the forward-looking statements. These forward-looking statements speak only as of the date of this report, or if earlier, as of the date they were made; we disclaim any obligation to update or revise these statements unless required by securities law, and we caution you not to rely on them unduly. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties relating to, among other matters, the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, as well as those factors summarized below:
•	sustained or further declines in the prices we receive for our oil and natural gas;

•	uncertainties about the estimated quantities of oil and natural gas reserves;

•	uncertainty regarding the exercise of preferential purchase rights on assets to be acquired in the Marbob acquisitions;

•	risks related to the integration of the Marbob assets and employees with our operations;

•	drilling and operating risks;

•	the adequacy of our capital resources and liquidity including, but not limited to, access to additional borrowing capacity under our credit facility;

•	the effects of government regulation, permitting and other legal requirements, including new legislation or regulation of hydraulic fracturing;

•	difficult and adverse conditions in the domestic and global capital and credit markets;

•	risks related to the concentration of our operations in the Permian Basin of Southeast New Mexico and West Texas;

•	potential financial losses or earnings reductions from our commodity price risk management program;

•	shortages of oilfield equipment, services and qualified personnel and increased costs for such equipment, services and personnel;

•	risks and liabilities associated with acquired properties or businesses, including the Marbob assets;

•	uncertainties about our ability to successfully execute our business and financial plans and strategies;

•	uncertainties about our ability to replace reserves and economically develop our current reserves;

•	general economic and business conditions, either internationally or domestically or in the jurisdictions in which we operate;

•	competition in the oil and natural gas industry;

•	uncertainty concerning our assumed or possible future results of operations; and

•	our existing indebtedness.
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

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)

iii

Concho Resources Inc.
Consolidated Balance Sheets
Unaudited

	June 30,	December 31,
(in thousands, except share and per share data)	2010	2009

Assets
Current assets:
Cash and cash equivalents	$383	$3,234
Accounts receivable, net of allowance for doubtful accounts:
Oil and natural gas	88,029	69,199
Joint operations and other	88,836	100,120
Related parties	395	216
Derivative instruments	32,409	1,309
Deferred income taxes	—	29,284
Prepaid costs and other	10,600	13,896

Total current assets	220,652	217,258

Property and equipment, at cost:
Oil and natural gas properties, successful efforts method	3,697,653	3,358,004
Accumulated depletion and depreciation	(630,255)	(517,421)

Total oil and natural gas properties, net	3,067,398	2,840,583
Other property and equipment, net	16,304	15,706

Total property and equipment, net	3,083,702	2,856,289

Deferred loan costs, net	20,771	20,676
Intangible asset, net — operating rights	35,748	36,522
Inventory	20,258	16,255
Noncurrent derivative instruments	62,164	23,614
Other assets	958	471

Total assets	$3,444,253	$3,171,085

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable:
Trade	$5,982	$15,443
Related parties	852	291
Other current liabilities:
Bank overdrafts	37,992	3,415
Revenue payable	30,172	31,069
Accrued and prepaid drilling costs	190,719	164,282
Derivative instruments	18,093	62,419
Deferred income taxes	3,530	—
Other current liabilities	60,308	60,095

Total current liabilities	347,648	337,014

Long-term debt	644,023	845,836
Deferred income taxes	664,222	603,286
Noncurrent derivative instruments	5,678	29,337
Asset retirement obligations and other long-term liabilities	20,335	20,184
Commitments and contingencies (Note K)
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 authorized; 91,851,690 and 85,815,926 shares issued at June 30, 2010 and December 31, 2009, respectively	92	86
Additional paid-in capital	1,265,179	1,029,392
Retained earnings	498,078	306,367
Treasury stock, at cost; 23,667 and 12,380 shares at June 30, 2010 and December 31, 2009, respectively	(1,002)	(417)

Total stockholders’ equity	1,762,347	1,335,428

Total liabilities and stockholders’ equity	$3,444,253	$3,171,085

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.
Consolidated Statements of Operations
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2010	2009	2010	2009

Operating revenues:
Oil sales	$174,427	$101,511	$337,152	$166,485
Natural gas sales	41,283	25,821	90,558	46,849

Total operating revenues	215,710	127,332	427,710	213,334

Operating costs and expenses:
Oil and natural gas production	40,448	25,817	77,148	50,583
Exploration and abandonments	878	1,424	2,173	7,419
Depreciation, depletion and amortization	54,101	52,402	107,944	103,150
Accretion of discount on asset retirement obligations	372	301	772	579
Impairments of long-lived assets	4,692	4,499	7,312	8,555
General and administrative (including non-cash stock-based compensation of $2,871 and $2,188 for the three months ended June 30, 2010 and 2009, respectively, and $5,702 and $4,113 for the six months ended June 30, 2010 and 2009, respectively)	17,538	14,172	31,096	25,918
Bad debt expense	33	—	572	—
(Gain) loss on derivatives not designated as hedges	(112,763)	81,606	(128,336)	86,652

Total operating costs and expenses	5,299	180,221	98,681	282,856

Income (loss) from operations	210,411	(52,889)	329,029	(69,522)

Other income (expense):
Interest expense	(11,192)	(6,200)	(22,257)	(10,570)
Other, net	(304)	180	(377)	(148)

Total other expense	(11,496)	(6,020)	(22,634)	(10,718)

Income (loss) before income taxes	198,915	(58,909)	306,395	(80,240)
Income tax benefit (expense)	(74,744)	25,691	(114,684)	33,797

Net income (loss)	$124,171	$(33,218)	$191,711	$(46,443)

Basic earnings per share:
Net income (loss) per share	$1.36	$(0.39)	$2.13	$(0.55)

Weighted average shares used in basic earnings per share	91,044	84,799	89,944	84,665

Diluted earnings per share:
Net income (loss) per share	$1.35	$(0.39)	$2.10	$(0.55)

Weighted average shares used in diluted earnings per share	92,297	84,799	91,220	84,665

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.
Consolidated Statement of Stockholders’ Equity
Unaudited

			Additional				Total
	Common Stock		Paid-in	Retained	Treasury Stock		Stockholders’
(in thousands)	Shares	Amount	Capital	Earnings	Shares	Amount	Equity

BALANCE AT DECEMBER 31, 2009	85,816	$86	$1,029,392	$306,367	12	$(417)	$1,335,428
Net income	—	—	—	191,711	—	—	191,711
Issuance of common stock	5,348	5	219,303	—	—	—	219,308
Stock options exercised	436	1	4,079	—	—	—	4,080
Stock-based compensation for restricted stock	—	—	4,114	—	—	—	4,114
Grants of restricted stock	254	—	—	—	—	—	—
Cancellation of restricted stock	(2)	—	—	—	—	—	—
Stock-based compensation for stock options	—	—	1,588	—	—	—	1,588
Excess tax benefits related to stock-based compensation	—	—	6,703	—	—	—	6,703
Purchase of treasury stock	—	—	—	—	12	(585)	(585)

BALANCE AT JUNE 30, 2010	91,852	$92	$1,265,179	$498,078	24	$(1,002)	$1,762,347

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.
Consolidated Statements of Cash Flows
Unaudited

	Six Months Ended
	June 30,
(in thousands)	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$191,711	$(46,443)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	107,944	103,150
Impairments of long-lived assets	7,312	8,555
Accretion of discount on asset retirement obligations	772	579
Exploration and abandonments, including dry holes	945	6,294
Non-cash compensation expense	5,702	4,113
Bad debt expense	572	—
Deferred income taxes	100,453	(39,799)
(Gain) loss on sale of assets	(169)	191
(Gain) loss on derivatives not designated as hedges	(128,336)	86,652
Other non-cash items	2,420	1,686
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(27,831)	(18,401)
Prepaid costs and other	105	612
Inventory	(3,834)	(6,786)
Accounts payable	(8,900)	9,415
Revenue payable	(897)	8,976
Other current liabilities	(8,439)	(562)

Net cash provided by operating activities	239,530	118,232

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures on oil and natural gas properties	(278,002)	(223,283)
Acquisition of oil and natural gas properties	(13,362)	—
Additions to other property and equipment	(2,292)	(2,014)
Proceeds from the sale of oil and natural gas properties and other assets	790	1,004
Settlements received from (paid on) derivatives not designated as hedges	(9,299)	61,465

Net cash used in investing activities	(302,165)	(162,828)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	360,000	211,650
Payments of long-term debt	(562,000)	(181,650)
Net proceeds from issuance of common stock	219,308	—
Exercise of stock options	4,080	3,931
Excess tax benefit related to stock-based compensation	6,703	2,992
Payments for loan origination costs	(2,299)	—
Purchase of treasury stock	(585)	(192)
Bank overdrafts	34,577	(6,806)

Net cash provided by financing activities	59,784	29,925

Net decrease in cash and cash equivalents	(2,851)	(14,671)
Cash and cash equivalents at beginning of period	3,234	17,752

Cash and cash equivalents at end of period	$383	$3,081

SUPPLEMENTAL CASH FLOWS:
Cash paid for interest and fees, net of $56 and $18 capitalized interest	$21,707	$6,911
Cash paid for income taxes	$16,715	$4,232
The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
June 30, 2010
Unaudited
Note A. Organization and nature of operations
     Concho Resources Inc. (the “Company” or “Concho”) is a Delaware corporation formed on February 22, 2006. The Company’s principal business is the acquisition, development and exploration of oil and natural gas properties in the Permian Basin region of Southeast New Mexico and West Texas.
Note B. Summary of significant accounting policies
     Principles of consolidation. The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.
     Use of estimates in the preparation of financial statements. Preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Depletion of oil and natural gas properties is determined using estimates of proved oil and natural gas reserves. There are numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. Similarly, evaluations for impairment of proved and unproved oil and natural gas properties are subject to numerous uncertainties including, among others, estimates of future recoverable reserves and commodity price outlooks. Other significant estimates include, but are not limited to, asset retirement obligations, fair value of derivative financial instruments, purchase price allocations for business and oil and natural gas property acquisitions and fair value of stock-based compensation.
     Interim financial statements. The accompanying consolidated financial statements of the Company have not been audited by the Company’s independent registered public accounting firm, except that the consolidated balance sheet at December 31, 2009 is derived from audited consolidated financial statements. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary to present fairly the Company’s financial position at June 30, 2010, its results of operations for the three and six months ended June 30, 2010 and 2009 and its cash flows for the six months ended June 30, 2010 and 2009. All such adjustments are of a normal recurring nature. In preparing the accompanying consolidated financial statements, management has made certain estimates and assumptions that affect reported amounts in the consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results.
     Certain disclosures have been condensed or omitted from these consolidated financial statements. Accordingly, these consolidated financial statements should be read with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
     Deferred loan costs. Deferred loan costs are stated at cost, net of amortization, which is computed using the effective interest and straight-line methods. The Company had deferred loan costs of $20.8 million and $20.7 million, net of accumulated amortization of $10.8 million and $8.6 million, at June 30, 2010 and December 31, 2009, respectively.

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
June 30, 2010
Unaudited
     Future amortization expense of deferred loan costs at June 30, 2010 is as follows:

(in thousands)

Remaining 2010	$2,458
2011	4,973
2012	5,057
2013	3,433
2014	1,132
Thereafter	3,718

Total	$20,771

     Intangible assets. The Company has capitalized certain operating rights acquired in 2008. The gross operating rights, which have no residual value, are amortized over the estimated economic life of approximately 25 years. Impairment will be assessed if indicators of potential impairment exist or when there is a material change in the remaining useful economic life. The following table reflects the gross and net intangible assets at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
(in thousands)	2010	2009

Gross intangible — operating rights	$38,717	$38,717
Accumulated amortization	(2,969)	(2,195)

Net intangible — operating rights	$35,748	$36,522

     The following table reflects amortization expense for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Amortization expense	$387	$388	$774	$781

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
June 30, 2010
Unaudited
     The following table reflects the estimated aggregate amortization expense for each of the periods presented below at June 30, 2010:

(in thousands)

Remaining 2010	$774
2011	1,549
2012	1,549
2013	1,549
2014	1,549
Thereafter	28,778

Total	$35,748

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
     The following tables reflect the Company’s natural gas imbalance positions at June 30, 2010 and December 31, 2009 as well as amounts reflected in oil and natural gas production expense for the three and six months ended June 30, 2010 and 2009:

	June 30,	December 31,
(dollars in thousands)	2010	2009

Natural gas imbalance receivable (included in other assets)	$431	$444
Undertake position (Mcf)	95,736	98,584

Natural gas imbalance liability (included in asset retirement obligations and other long-term liabilities)	$525	$533
Overtake position (Mcf)	99,438	101,278

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2010	2009	2010	2009

Value of net overtake (undertake) arising during the period increasing (decreasing) oil and natural gas production expense	$10	$9	$5	$(40)
Net overtake (undertake) position arising during the period (Mcf)	2,292	1,697	1,008	(10,069)
     Treasury stock. Treasury stock purchases are recorded at cost. Upon reissuance, the cost of treasury shares held is reduced by the average purchase price per share of the aggregate treasury shares held.
     General and administrative expense. The Company receives fees for the operation of jointly owned oil and natural gas properties and records such reimbursements as reductions of general and administrative expense. Such fees totaled approximately $3.6 million

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
June 30, 2010
Unaudited
and $2.8 million for the three months ended June 30, 2010 and 2009, respectively, and $6.5 million and $5.4 million for the six months ended June 30, 2010 and 2009, respectively.
     Recent accounting pronouncements.
     Various topics. In February 2010, the Financial Accounting Standards Board (the “FASB”) issued an update to various topics, which eliminated outdated provisions and inconsistencies in the Accounting Standards Codification (the “Codification”), and clarified certain guidance to reflect the FASB’s original intent. The update is effective for the first reporting period, including interim periods, beginning after issuance of the update, except for the amendments affecting embedded derivatives and reorganizations. In addition to amending the Codification, the FASB made corresponding changes to the legacy accounting literature to facilitate historical research. These changes are included in an appendix to the update. The Company adopted the update effective January 1, 2010, and the adoption did not have a significant impact on the Company’s consolidated financial statements.
     Accounting for extractive activities. In April 2010, the FASB issued an amendment to a paragraph in the accounting standard for oil and natural gas extractive activities accounting. The standard adds to the Codification the SEC’s Modernization of Oil and Gas Reporting release. The Company adopted the update effective April 20, 2010, and the adoption did not have a significant impact on the Company’s consolidated financial statements.
Note C. Exploratory well costs
     The Company capitalizes exploratory well costs until a determination is made that the well has either found proved reserves or that it is impaired. The capitalized exploratory well costs are presented in unproved properties in the consolidated balance sheets. If the exploratory well is determined to be impaired, the well costs are charged to expense.
     The following table reflects the Company’s capitalized exploratory well activity during the three and six months ended June 30, 2010:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2010	June 30, 2010

Beginning capitalized exploratory well costs	$24,317	$8,668
Additions to exploratory well costs pending the determination of proved reserves	34,161	64,496
Reclassifications due to determination of proved reserves	(25,616)	(40,302)
Exploratory well costs charged to expense	—	—

Ending capitalized exploratory well costs	$32,862	$32,862

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
June 30, 2010
Unaudited
     The following table provides an aging, at June 30, 2010 and December 31, 2009, of capitalized exploratory well costs based on the date drilling was completed:

	June 30,	December 31,
(in thousands)	2010	2009

Wells in drilling progress	$7,903	$1,767
Capitalized exploratory well costs that have been capitalized for a period of one year or less	24,959	6,901
Capitalized exploratory well costs that have been capitalized for a period greater than one year	—	—

Total capitalized exploratory well costs	$32,862	$8,668

     At June 30, 2010, the Company had 45 gross exploratory wells waiting on their completion, including 21 wells in the Texas Permian area, 18 wells in the New Mexico Permian area and 6 wells in the emerging plays area.
Note D. Business Combinations
     Wolfberry acquisitions. In December 2009, together with the acquisition of related additional interests that closed in 2010, the Company closed two acquisitions (the “Wolfberry Acquisitions”) of interests in producing and non-producing assets in the Wolfberry play in the Permian Basin for approximately $270.7 million. The Wolfberry Acquisitions were primarily funded with borrowings under the Company’s credit facility. See Note J. The Company’s 2009 results of operations do not include any production, revenues or costs from the Wolfberry Acquisitions.
     The following table represents the allocation of the total purchase price of the Wolfberry Acquisitions to the acquired assets and liabilities. The allocation represents the fair values assigned to each of the assets acquired and liabilities assumed:

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

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
June 30, 2010
Unaudited
     The following table summarizes the Company’s asset retirement obligation transactions recorded during the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Asset retirement obligations, beginning of period	$20,837	$18,254	$22,754	$16,809
Liabilities incurred from new wells	665	102	1,111	270
Accretion expense	372	301	772	579
Disposition of wells	—	—	—	(142)
Liabilities settled upon plugging and abandoning wells	(112)	(343)	(297)	(353)
Revision of estimates	295	(3,928)	(2,283)	(2,777)

Asset retirement obligations, end of period	$22,057	$14,386	$22,057	$14,386

Note F. Stockholders’ equity
     Equity issuance. On February 1, 2010, the Company issued 5,347,500 shares of its common stock at $42.75 per share. After deducting underwriting discounts of approximately $9.1 million and transaction costs, the Company received net proceeds of approximately $219.3 million. The net proceeds from this offering were used to repay a portion of the borrowings under the Company’s credit facility.
     Treasury stock. The restrictions on certain restricted stock awards issued to certain of the Company’s officers, directors and key employees lapsed during the six months ended June 30, 2010. Immediately upon the lapse of restrictions, these individuals became liable for income taxes on the value of such shares. In accordance with the Company’s 2006 Stock Incentive Plan and the applicable restricted stock award agreements, some of such persons elected to deliver shares of the Company’s common stock to the Company in exchange for cash used to satisfy such tax liability. In total, at June 30, 2010 and December 31, 2009, the Company had acquired 23,667 and 12,380 shares, respectively, that are held as treasury stock in the approximate amounts of $1.0 million and $0.4 million, respectively.
Note G. Incentive plans
     Defined contribution plan. The Company sponsors a 401(k) defined contribution plan for the benefit of substantially all employees and maintains certain other acquired plans. Currently, the Company matches 100 percent of employee contributions, not to exceed 6 percent of the employee’s annual salary. The Company contributions to the plans for the three months ended June 30, 2010 and 2009, were approximately $0.4 million and $0.2 million, respectively, and approximately $0.6 million and $0.5 million for the six months ended June 30, 2010 and 2009, respectively.

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
June 30, 2010
Unaudited
     Stock incentive plan. The Company’s 2006 Stock Incentive Plan (together with applicable stock option agreements and restricted stock agreements, the “Plan”) provides for granting stock options and restricted stock awards to employees and individuals associated with the Company. The following table shows the number of existing awards and awards available under the Plan at June 30, 2010:

Number of
Common Shares

Approved and authorized awards	5,850,000
Stock option grants, net of forfeitures	(3,463,720)
Restricted stock grants, net of forfeitures	(1,057,465)

Awards available for future grant	1,328,815

     Restricted stock awards. All restricted shares are treated as issued and outstanding in the accompanying consolidated balance sheets. Holders of restricted stock are eligible to vote and receive dividends, if any. If an employee terminates employment prior the restriction lapse date, the awarded shares that have not vested as of the date of termination of employment are forfeited and cancelled and are no longer considered issued and outstanding. A summary of the Company’s restricted stock awards activity under the Plan for the six months ended June 30, 2010 is presented below:

	Number of	Grant Date
	Restricted	Fair Value
	Shares	Per Share

Restricted stock:

Outstanding at December 31, 2009	497,257
Shares granted	254,130	$48.57
Shares cancelled / forteited	(1,719)
Lapse of restrictions	(65,435)

Outstanding at June 30, 2010	684,233

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
June 30, 2010
Unaudited
     The following table summarizes information about stock-based compensation for the Company’s restricted stock awards for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010		2009

Grant date fair value for awards during the period:
Employee grants	$5,751	$4,620	$7,341	(a)	$4,620
Officer and director grants	—	—	5,075		1,850

Total	$5,751	$4,620	$12,416		$6,470

Stock-based compensation expense from restricted stock:
Employee grants	$1,140	$830	$2,118		$1,393
Officer and director grants	1,152	473	1,996		807

Total	$2,292	$1,303	$4,114		$2,200

Income taxes and other information:
Income tax benefit related to restricted stock	$864	$586	$1,553		$927
Deductions in current taxable income related to restricted stock	$1,252	$3,989	$2,959		$4,367

(a)	Includes effects of modifications to certain stock-based awards.
     Stock option awards. A summary of the Company’s stock option awards activity under the Plan for the six months ended June 30, 2010 is presented below:

		Weighted
		Average
	Number of	Exercise
	Options	Price

Stock options:

Outstanding at December 31, 2009	2,156,503	$14.11
Options granted	—	$—
Options exercised	(435,853)	$9.36

Outstanding at June 30, 2010	1,720,650	$15.31

Vested at end of period	1,247,705	$13.26

Exercisable at end of period	835,489	$15.77

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
June 30, 2010
Unaudited
     The following table summarizes information about the Company’s vested and exercisable stock options outstanding at June 30, 2010:

			Weighted
			Average	Weighted
		Number	Remaining	Average
		of Stock	Contractual	Exercise	Intrinsic
		Options	Life	Price	Value
					(in thousands)
Vested options:

June 30, 2010:
Exercise price	$8.00	607,782	1.93 years	$8.00	$28,766
Exercise price	$12.00	95,887	4.46 years	$12.00	4,155
Exercise price	$12.50 - $15.50	257,500	6.22 years	$14.83	10,429
Exercise price	$20.00 - $23.00	236,578	7.80 years	$21.67	7,962
Exercise price	$28.00 - $37.27	49,958	7.97 years	$31.78	1,177

		1,247,705	4.37 years	$13.26	$52,489

Exercisable options:

June 30, 2010:
Exercise price	$8.00	213,394	2.74 years	$8.00	$10,100
Exercise price	$12.00	78,059	5.13 years	$12.00	3,382
Exercise price	$12.50 - $15.50	257,500	6.22 years	$14.83	10,429
Exercise price	$20.00 - $23.00	236,578	7.80 years	$21.67	7,962
Exercise price	$28.00 - $37.27	49,958	7.97 years	$31.78	1,177

		835,489	5.78 years	$15.77	$33,050

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
June 30, 2010
Unaudited
     The following table summarizes information about stock-based compensation for stock options for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Grant date fair value for awards during the period:

Employee grants	$—	$—	$—	$—
Officer and director grants	—	—	—	1,454

Total	$—	$—	$—	$1,454

Stock-based compensation expense from stock options:

Employee grants	$42	$70	$86	$141
Officer and director grants	537	815	1,502	1,772

Total	$579	$885	$1,588	$1,913

Income taxes and other information:
Income tax benefit related to stock options	$218	$415	$599	$806
Deductions in current taxable income related to stock options exercised	$8,473	$4,117	$18,124	$7,157
     The Company used the simplified method that is accepted by the SEC to calculate the expected term for stock options granted during the six months ended June 30, 2009, since it did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its shares of common stock have been publicly traded. Expected volatilities are based on a combination of historical and implied volatilities of comparable companies.
     Future stock-based compensation expense. Future stock-based compensation expense based on the awards outstanding at June 30, 2010 is summarized in the table below:

	Restricted	Stock
(in thousands)	Stock	Options	Total

Remaining 2010	$4,862	$1,065	$5,927
2011	6,239	879	7,118
2012	3,524	184	3,708
2013	1,237	15	1,252
2014	56	—	56

Total	$15,918	$2,143	$18,061

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
June 30, 2010
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

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
June 30, 2010
Unaudited
     The fair value input hierarchy level to which an asset or liability measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety. The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2010, for each of the fair value hierarchy levels:

	Fair Value Measurements at Reporting Date Using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable	Fair Value at
	Identical Assets	Inputs	Inputs	June 30,
(in thousands)	(Level 1)	(Level 2)	(Level 3)	2010

Assets:
Commodity derivative price swap contracts	$—	$122,689	$—	$122,689
Commodity derivative price collar contracts	—	—	3,808	3,808

	—	122,689	3,808	126,497

Liabilities:
Commodity derivative price swap contracts	—	(44,315)	—	(44,315)
Commodity derivative basis swap contracts	—	(5,095)	—	(5,095)
Interest rate derivative swap contracts	—	(6,285)	—	(6,285)

	—	(55,695)	—	(55,695)

Net financial assets (liabilities)	$—	$66,994	$3,808	$70,802

     The following table sets forth a reconciliation of changes in the fair value of financial assets (liabilities) classified as Level 3 in the fair value hierarchy:

(in thousands)

Balance at December 31, 2009	$(945)
Realized and unrealized gains, net	6,584
Settlements (receipts), net	(1,831)

Balance at June 30, 2010	$3,808

Total gains for the period included in earnings attributable to the change in unrealized gains relating to assets (liabilities) still held at the reporting date	$4,753

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
June 30, 2010
Unaudited
Assets and Liabilities Measured at Fair Value on a Recurring Basis
     The following table presents the carrying amounts and fair values of the Company’s financial instruments at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value

Assets:
Derivative instruments	$94,573	$94,573	$24,923	$24,923

Liabilities:
Derivative instruments	$23,771	$23,771	$91,756	$91,756
Credit facility	$348,000	$332,029	$550,000	$528,849
8.625% senior notes due 2017	$296,023	$309,000	$295,836	$315,000
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
     Senior notes. The fair value of the Company’s senior notes is based on quoted market prices.

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
June 30, 2010
Unaudited
     Derivative instruments. The fair value of the Company’s derivative instruments are estimated by management considering various factors, including closing exchange and over-the-counter quotations and the time value of the underlying commitments. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following tables (i) summarize the valuation of each of the Company’s financial instruments by required pricing levels and (ii) summarize the gross fair value by the appropriate balance sheet classification, even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the Company’s consolidated balance sheets at June 30, 2010 and December 31, 2009:

	Fair Value Measurements Using
		Significant		Total
	Quoted Prices in	Other	Significant	Carrying Value
	Active Markets for	Observable	Unobservable	at
	Identical Assets	Inputs	Inputs	June 30,
(in thousands)	(Level 1)	(Level 2)	(Level 3)	2010

Assets (1)
Current: (a)
Commodity derivative price swap contracts	$—	$50,851	$—	$50,851
Commodity derivative price collar contracts	—	—	3,808	3,808

	—	50,851	3,808	54,659

Noncurrent: (b)
Commodity derivative price swap contracts	—	71,838	—	71,838
Interest rate derivative swap contracts	—	—	—	—

	—	71,838	—	71,838

Liabilities (1)
Current: (a)
Commodity derivative price swap contracts	—	(32,772)	—	(32,772)
Commodity derivative basis swap contracts	—	(3,485)	—	(3,485)
Interest rate derivative swap contracts	—	(4,086)	—	(4,086)

	—	(40,343)	—	(40,343)

Noncurrent: (b)
Commodity derivative price swap contracts	—	(11,543)	—	(11,543)
Commodity derivative basis swap contracts	—	(1,610)	—	(1,610)
Interest rate derivative swap contracts	—	(2,199)	—	(2,199)

	—	(15,352)	—	(15,352)

Net financial assets	$—	$66,994	$3,808	$70,802

(a) Total current financial assets, gross basis				$14,316
(b) Total noncurrent financial assets, gross basis				56,486

Net financial assets				$70,802

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
June 30, 2010
Unaudited

	Fair Value Measurements Using
		Significant		Total
	Quoted Prices in	Other	Significant	Carrying Value
	Active Markets for	Observable	Unobservable	at
	Identical Assets	Inputs	Inputs	December 31,
(in thousands)	(Level 1)	(Level 2)	(Level 3)	2009

Assets (1)
Current: (a)
Commodity derivative price swap contracts	$—	$13,850	$—	$13,850
Commodity derivative price collar contracts	—	—	134	134

	—	13,850	134	13,984

Noncurrent: (b)
Commodity derivative price swap contracts	—	35,016	—	35,016
Interest rate derivative swap contracts	—	1,369	—	1,369

	—	36,385	—	36,385

Liabilities (1)
Current: (a)
Commodity derivative price swap contracts	—	(65,351)	—	(65,351)
Commodity derivative basis swap contracts	—	(5,254)	—	(5,254)
Interest rate derivative swap contracts	—	(3,870)	—	(3,870)
Commodity derivative price collar contracts	—	—	(619)	(619)

	—	(74,475)	(619)	(75,094)
Noncurrent: (b)
Commodity derivative price swap contracts	—	(38,259)	—	(38,259)
Commodity derivative basis swap contracts	—	(3,389)	—	(3,389)
Commodity derivative price collar contracts	—	—	(460)	(460)

	—	(41,648)	(460)	(42,108)

Net financial liabilities	$—	$(65,888)	$(945)	$(66,833)

(a) Total current financial liabilities, gross basis				$(61,110)
(b)Total noncurrent financial liabilities, gross basis				(5,723)

Net financial liabilities				$(66,833)

(1)	The fair value of derivative instruments reported in the Company’s consolidated balance sheets are subject to netting arrangements and qualify for net presentation. The following table reports the net basis derivative fair values as reported in the consolidated balance sheets at June 30, 2010 and December 31, 2009:

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
June 30, 2010
Unaudited

	June 30,	December 31,
(in thousands)	2010	2009

Consolidated Balance Sheet Classification:

Current derivative contracts:
Assets	$32,409	$1,309
Liabilities	(18,093)	(62,419)

Net current	$14,316	$(61,110)

Noncurrent derivative contracts:
Assets	$62,164	$23,614
Liabilities	(5,678)	(29,337)

Net noncurrent	$56,486	$(5,723)

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
     The Company periodically reviews its proved oil and natural gas properties that are sensitive to oil and natural gas prices for impairment. Due primarily to downward adjustments to the economically recoverable resource potential associated with declines in commodity prices and well performance, the Company recognized impairment expense related to its proved oil and natural gas properties. The following table reports the carrying amounts, estimated fair values and impairment expense of long-lived assets for the three and six months ended June 30, 2010 and 2009:

	Carrying	Estimated	Impairment
(in thousands)	Amount	Fair Value	Expense

Three Months Ended June 30, 2010	$7,884	$3,192	$4,692
Three Months Ended June 30, 2009	$7,232	$2,733	$4,499
Six Months Ended June 30, 2010	$13,776	$6,464	$7,312
Six Months Ended June 30, 2009	$14,175	$5,620	$8,555

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
June 30, 2010
Unaudited
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
     Measurement information for assets that are measured at fair value on a nonrecurring basis was as follows:

	Fair Value Measurements Using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	Impairment
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Loss

Three Months Ended June 30, 2010:
Impairment of long-lived assets	$—	$—	$3,192	$4,692
Asset retirement obligations incurred in current period	—	—	665

Three Months Ended June 30, 2009:
Impairment of long-lived assets	$—	$—	$2,733	$4,499
Asset retirement obligations incurred in current period	—	—	102

Six Months Ended June 30, 2010:
Impairment of long-lived assets	$—	$—	$6,464	$7,312
Asset retirement obligations incurred in current period	—	—	1,111

Six Months Ended June 30, 2009:
Impairment of long-lived assets	$—	$—	$5,620	$8,555
Asset retirement obligations incurred in current period	—	—	270
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

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
June 30, 2010
Unaudited
     New commodity derivative contracts in the first half of 2010. During the six months ended June 30, 2010, the Company entered into additional commodity derivative contracts to hedge a portion of its estimated future production. The following table summarizes information about these additional commodity derivative contracts:

	Aggregate	Index		Contract
	Volume	Price		Period

Oil (volumes in Bbls):
Price swap	670,000	$83.72	(a)	1/1/10 - 12/31/10
Price swap	195,000	$76.85	(a)	3/1/10 - 12/31/10
Price swap	1,463,000	$88.63	(a)	5/1/10 - 12/31/10
Price swap	2,136,000	$88.36	(a)	1/1/11 - 12/31/11
Price swap	2,268,000	$92.68	(a)	1/1/12 - 12/31/12

Natural gas (volumes in MMBtus):
Price swap	418,000	$5.99	(b)	2/1/10 - 12/31/10
Price swap	1,250,000	$5.55	(b)	3/1/10 - 12/31/10
Price swap	5,076,000	$6.14	(b)	1/1/11 - 12/31/11
Price swap	300,000	$6.54	(b)	1/1/12 - 12/31/12

(a)	The index prices for the oil price swaps are based on the NYMEX-West Texas Intermediate monthly average futures price.

(b)	The index prices for the natural gas price swaps are based on the NYMEX-Henry Hub last trading day futures price.

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
June 30, 2010
Unaudited
     Commodity derivative contracts at June 30, 2010. The following table sets forth the Company’s outstanding commodity derivative contracts at June 30, 2010:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Oil Swaps: (a)
2010:
Volume (Bbl)			1,817,936	1,651,936	3,469,872
Price per Bbl			$76.78	$76.43	$76.61
2011:
Volume (Bbl)	1,378,436	1,339,436	1,304,436	1,272,436	5,294,744
Price per Bbl	$81.55	$81.80	$82.03	$82.26	$81.90
2012:
Volume (Bbl)	693,000	693,000	693,000	693,000	2,772,000
Price per Bbl	$99.07	$99.07	$99.07	$99.07	$99.07

Natural Gas Swaps: (b)
2010:
Volume (MMBtu)			2,427,000	2,258,000	4,685,000
Price per MMBtu			$6.03	$6.03	$6.03
2011:
Volume (MMBtu)	1,569,000	3,069,000	3,069,000	3,069,000	10,776,000
Price per MMBtu	$6.36	$6.62	$6.62	$6.62	$6.58
2012:
Volume (MMBtu)	75,000	75,000	75,000	75,000	300,000
Price per MMBtu	$6.54	$6.54	$6.54	$6.54	$6.54

Natural Gas Collars: (b)
2010:
Volume (MMBtu)			1,500,000	1,500,000	3,000,000
Price per MMBtu			$5.25 - $5.75	$6.00 - $6.80	$5.63 - $6.28
2011:
Volume (MMBtu)	1,500,000	—	—	—	1,500,000
Price per MMBtu	$6.00 - $6.80	—	—	—	$6.00 - $6.80

Natural Gas Basis Swaps: (c)
2010:
Volume (MMBtu)			2,100,000	2,100,000	4,200,000
Price per MMBtu			$0.85	$0.85	$0.85
2011:
Volume (MMBtu)	1,800,000	1,800,000	1,800,000	1,800,000	7,200,000
Price per MMBtu	$0.87	$0.76	$0.76	$0.76	$0.79

(a)	The index prices for the oil price swaps are based on the NYMEX-West Texas Intermediate monthly average futures price.

(b)	The index prices for the natural gas price swaps and collars are based on the NYMEX-Henry Hub last trading day futures price.

(c)	The basis differential between the El Paso Permian delivery point and NYMEX Henry Hub delivery point.

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
June 30, 2010
Unaudited
     Interest rate derivative contracts. The Company has an interest rate swap which fixes the LIBOR interest rate on $300 million of the Company’s bank debt at 1.90 percent for three years beginning in May 2009. For this portion of the Company’s bank debt, the all-in interest rate will be calculated by adding the fixed rate of 1.90 percent to a margin that ranges from 2.00 percent to 3.00 percent, depending on the amount of bank debt outstanding.
     The following table summarizes the gains and losses reported in earnings related to the commodity and interest rate derivative instruments for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Gain (loss) on derivatives not designated as hedges:

Cash (payments on) receipts from derivatives not designated as hedges:
Commodity derivatives:
Oil	$(2,852)	$21,828	$(12,985)	$56,412
Natural gas	5,614	3,292	6,120	5,832
Interest rate derivatives	(1,221)	(779)	(2,434)	(779)

Mark-to-market gain (loss):
Commodity derivatives:
Oil	119,303	(105,062)	120,741	(144,099)
Natural gas	(6,509)	(4,312)	20,678	(5,018)
Interest rate derivatives	(1,572)	3,427	(3,784)	1,000

Total gain (loss) on derivatives not designated as hedges	$112,763	$(81,606)	$128,336	$(86,652)

     All of the Company’s commodity derivative contracts at June 30, 2010 are expected to settle by December 31, 2012.
Note J. Debt
     The Company’s debt consisted of the following at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
(in thousands)	2010	2009

Credit facility	$348,000	$550,000
8.625% unsecured senior notes due 2017	300,000	300,000
Less: unamortized original issue discount	(3,977)	(4,164)
Less: current portion	—	—

Total long-term debt	$644,023	$845,836

     Credit facility. The Company’s credit facility, as amended (the “Credit Facility”), has a maturity date of July 31, 2013. At June 30, 2010, the Company’s borrowing base was $1.2 billion, it had letters of credit outstanding under the Credit Facility of approximately $25,000, and its availability to borrow additional funds was approximately $852.0 million. The next scheduled borrowing base redetermination will occur in October 2010. Between scheduled borrowing base redeterminations, the Company and, if requested by 66 2/3 percent of the lenders, the lenders may each request one special redetermination.

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
June 30, 2010
Unaudited
     In July 2010, the Company received an $800 million underwritten commitment from two of its lenders under the Credit Facility to expand the size of its existing Credit Facility from $1.2 billion to $2.0 billion as part of the financing for an upcoming acquisition. The expanded credit facility is expected to close simultaneously with such acquisition. See Note Q.
     Advances on the Credit Facility bear interest, at the Company’s option, based on (i) the prime rate of JPMorgan Chase Bank (“JPM Prime Rate”) (3.25 percent at June 30, 2010) or (ii) a Eurodollar rate (substantially equal to the London Interbank Offered Rate). At June 30, 2010, the interest rates of Eurodollar rate advances and JPM Prime Rate advances vary, with interest margins ranging from 200 to 300 basis points and 112.5 to 212.5 basis points, respectively, per annum depending on the debt balance outstanding. At June 30, 2010, the Company pays commitment fees on the unused portion of the available borrowing base of 50 basis points per annum.
     The Credit Facility also includes a same-day advance facility under which the Company may borrow funds from the administrative agent. Same-day advances cannot exceed $25 million and the maturity dates cannot exceed fourteen days. The interest rate on the same-day advance facility is the JPM Prime Rate plus the applicable interest margin.
     The Company’s obligations under the Credit Facility are secured by a first lien on substantially all of the Company’s oil and natural gas properties. In addition, all of the Company’s subsidiaries are guarantors and all general partner, limited partner and membership interests in the Company’s subsidiaries owned by the Company have been pledged to secure borrowings under the Credit Facility. The Credit Facility contains various restrictive covenants and compliance requirements which include (a) maintenance of certain financial ratios, including (i) a quarterly ratio of total debt to consolidated earnings before interest expense, income taxes, depletion, depreciation, and amortization, exploration expense and other noncash income and expenses to be no greater than 4.0 to 1.0, and (ii) a ratio of current assets to current liabilities, excluding noncash assets and liabilities related to financial derivatives and asset retirement obligations and including the unfunded amounts under the Credit Facility, to be no less than 1.0 to 1.0; (b) limits on the incurrence of additional indebtedness and certain types of liens; (c) restrictions as to mergers, combinations and dispositions of assets; and (d) restrictions on the payment of cash dividends. At June 30, 2010, the Company was in compliance with its covenants under the Credit Facility.
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
     The Company may redeem some or all of the Senior Notes at any time on or after October 1, 2013 at the redemption prices specified in the indenture governing the Senior Notes. The Company may also redeem up to 35 percent of the Senior Notes using all or a portion of the net proceeds of certain public sales of equity interests completed before October 1, 2012 at a redemption price as specified in the indenture. If the Company sells certain assets or experiences specific kinds of change of control, each as described in the indenture, each holder of the Senior Notes will have the right to require the Company to repurchase the Senior Notes at a purchase price described in the indenture plus accrued and unpaid interest, if any, to the date of repurchase. At June 30, 2010, the Company was in compliance with its covenants in the indenture governing the Senior Notes.

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
June 30, 2010
Unaudited
     Future interest expense from the original issue discount on the Senior Notes at June 30, 2010 is as follows:

(in thousands)

Remaining 2010	$197
2011	421
2012	462
2013	507
2014	557
Thereafter	1,833

Total	$3,977

     Principal maturities of debt. Principal maturities of debt outstanding at June 30, 2010 are as follows:

(in thousands)

2010	$—
2011	—
2012	—
2013	348,000
2014 and thereafter	300,000

Total	$648,000

     Interest expense. The following amounts have been incurred and charged to interest expense for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Cash payments for interest	$18,016	$3,457	$21,763	$6,929
Amortization of original issue discount	95	—	187	—
Amortization of deferred loan origination costs	1,164	857	2,204	1,713
Net changes in accruals	(8,045)	1,889	(1,841)	1,946

Interest costs incurred	11,230	6,203	22,313	10,588
Less: capitalized interest	(38)	(3)	(56)	(18)

Total interest expense	$11,192	$6,200	$22,257	$10,570

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
June 30, 2010
Unaudited
Note K. Commitments and contingencies
     Severance agreements. The Company has entered into severance and change in control agreements with all of its officers. The current annual salaries for the Company’s officers covered under such agreements total approximately $2.1 million.
     Indemnification. The Company has agreed to indemnify its directors and officers for claims and damages arising from certain acts or omissions taken in such capacity.
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
     Acquisition commitments. In connection with the July 2008 acquisition of Henry Petroleum LP and certain entities and individuals affiliated with Henry Petroleum LP (collectively, the “Henry Entities”), the Company agreed to pay certain employees, who were formerly employed by the Henry Entities, bonuses of approximately $11.0 million in the aggregate at each of the first and second anniversaries of the closing of the acquisition. Except as described below, these employees must remain employed with the Company to receive the bonus. A former Henry Entities employee who is otherwise entitled to a full bonus will receive the full bonus (i) if the Company terminates the employee without cause, (ii) upon the death or disability of such employee or (iii) upon a change in control of the Company. If any such employee resigns or is terminated for cause, the employee will not receive the bonus and, subject to certain conditions, the Company will be required to reimburse the sellers in the acquisition of the Henry Entities 65 percent of the bonus amount not paid to the employee. The Company reflects the bonus amounts to be paid to these employees as a period cost, which is included in the Company’s results of operations over the period earned. Amounts that ultimately are determined to be paid to the sellers are treated as a “contingent purchase price” and reflected as an adjustment to the purchase price. During the three months ended June 30, 2010 and 2009, the Company recognized $2.5 million and $2.8 million, respectively, of this obligation in its results of operations, and $4.9 million and $5.3 million during the six months ended June 30, 2010 and 2009, respectively.
     Daywork commitments. The Company periodically enters into contractual arrangements under which the Company is committed to expend funds to drill wells in the future, including agreements to secure drilling rig services, which require the Company to make future minimum payments to the rig operators. The Company records drilling commitments in the periods in which well capital is incurred or rig services are provided. The following table summarizes the Company’s future drilling commitments at June 30, 2010:

	Payments Due By Period
		Less than	1 - 3	3 - 5	More than
(in thousands)	Total	1 year	years	years	5 years

Daywork drilling contracts with related parties (a)	$1,000	$1,000	$—	$—	$—
Daywork drilling contracts assumed in the Henry Entities acquisition (b)	313	313	—	—	—

Total contractual drilling commitments	$1,313	$1,313	$—	$—	$—

(a)	Consists of daywork drilling contracts with Silver Oak Drilling, LLC, an affiliate of Chase Oil Corporation, a stockholder of the Company.

(b)	A major oil and natural gas company which owns an interest in the wells being drilled and the Company are parties to these contracts. Only the Company’s 25 percent share of the contract obligation has been reflected above.

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
June 30, 2010
Unaudited
     Operating leases. The Company leases vehicles, equipment and office facilities under non-cancellable operating leases. Lease payments associated with these operating leases for the three months ended June 30, 2010 and 2009 were approximately $0.5 million and $0.6 million, respectively, and approximately $1.1 million and $1.3 million for the six months ended June 30, 2010 and 2009, respectively. Future minimum lease commitments under non-cancellable operating leases at June 30, 2010 are as follows:

(in thousands)

Remaining 2010	$1,165
2011	1,885
2012	1,452
2013	1,324
2014 and thereafter	3,982

Total	$9,808

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
     The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration. Management monitors Company-specific, oil and natural gas industry and worldwide economic factors and assesses the likelihood that the Company’s net operating loss carryforwards (“NOLs”) and other deferred tax attributes in the United States, state, and local tax jurisdictions will be utilized prior to their expiration. At June 30, 2010, the Company had no valuation allowances related to its deferred tax assets.
     At June 30, 2010, the Company did not have any significant uncertain tax positions requiring recognition in the financial statements. The tax years 2004 through 2009 remain subject to examination by the major tax jurisdictions.

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
June 30, 2010
Unaudited
     Income tax provision. The Company’s income tax provision (benefit) and amounts separately allocated were attributable to the following items for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Tax expense (benefit) related to income (loss) from operations	$74,744	$(25,691)	$114,684	$(33,797)

Changes in stockholders’ equity:
Excess tax benefits related to stock-based compensation	(3,205)	(2,188)	(6,703)	(2,992)

	$71,539	$(27,879)	$107,981	$(36,789)

     The Company’s income tax provision (benefit) attributable to income (loss) from operations consisted of the following for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Current:
U.S. federal	$1,628	$2,856	$12,506	$5,294
U.S. state and local	492	381	1,725	708

	2,120	3,237	14,231	6,002

Deferred:
U.S. federal	64,911	(25,518)	89,592	(35,103)
U.S. state and local	7,713	(3,410)	10,861	(4,696)

	72,624	(28,928)	100,453	(39,799)

	$74,744	$(25,691)	$114,684	$(33,797)

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
June 30, 2010
Unaudited
     The Company’s provision for income taxes differed from the U.S. federal statutory rate of 35 percent primarily due to state income taxes and non-deductible expenses. The reconciliation between the tax expense computed by multiplying pretax income by the U.S. federal statutory rate and the reported amounts of income tax expense is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Income (loss) at U.S. federal statutory rate	$69,620	$(20,618)	$107,238	$(28,084)
State income taxes (net of federal tax effect)	5,333	(1,969)	8,181	(2,592)
Statutory depletion	45	—	(178)	—
Nondeductible expense & other	(254)	(3,104)	(557)	(3,121)

Income tax expense (benefit)	$74,744	$(25,691)	$114,684	$(33,797)

Effective tax rate	37.6%	43.6%	37.4%	42.1%
Note M. Related parties
     The following tables summarize charges incurred with and payments made to the Company’s related parties and reported in the consolidated statements of operations, as well as outstanding payables and receivables included in the consolidated balance sheets for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Charges incurred with Chase Oil and affiliates (a)	$422	$6,541	$15,507	$13,269

Working interests owned by employees: (b)
Revenues distributed to employees	$93	$32	$171	$62
Joint interest payments received from employees	$345	$245	$575	$884

Overriding royalty interests paid to Chase Oil affiliates (c)	$517	$258	$1,046	$499

Royalty interests paid to a director of the Company (d)	$38	$30	$79	$56

Amounts paid under consulting agreement with Steven L. Beal (e)	$67	$—	$130	$—

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
June 30, 2010
Unaudited

	June 30,	December 31,
(in thousands)	2010	2009

Amounts included in accounts receivable — related parties:
Chase Oil and affiliates (a)	$197	$87
Working interests owned by employees (b)	$198	$129

Amounts included in accounts payable — related parties:
Chase Oil and affiliates (a)	$512	$9
Working interests owned by employees (b)	$9	$15
Overriding royalty interests of Chase Oil affiliates (c)	$319	$255
Royalty interests of a director of the Company (d)	$12	$12

(a)	The Company incurred charges for services rendered in the ordinary course of business from Chase Oil Corporation (“Chase Oil”), a stockholder of the Company, and its affiliates including a drilling contractor, an oilfield services company, a supply company, a drilling fluids supply company, a pipe and tubing supplier, a fixed base operator of aircraft services and a software company. The tables above summarize the charges incurred as well as outstanding payables and receivables.

(b)	The Company purchased oil and natural gas properties from third parties in which employees of the Company owned a working interest. The tables above summarize the Company’s activities with these employees.

(c)	Certain persons affiliated with Chase Oil own overriding royalty interests in certain of the Company’s properties. The tables above summarize the amounts paid attributable to such interests and amounts due at period end.

(d)	Royalties are paid on certain properties, located in Andrews County, Texas, to a partnership of which one of the Company’s directors is the General Partner and owns a 3.5 percent partnership interest. The tables above summarize the amounts paid attributable to such interest and amounts due at period end.

(e)	On June 30, 2009, Steven L. Beal, the Company’s then President and Chief Operating Officer, retired from such positions. On June 9, 2009, the Company entered into a consulting agreement (the “Consulting Agreement”) with Mr. Beal, under which Mr. Beal began serving as a consultant to the Company on July 1, 2009. Either the Company or Mr. Beal may terminate the consulting relationship at any time by giving ninety days written notice to the other party; however, the Company may terminate the relationship immediately for cause. During the term of the consulting relationship, Mr. Beal will receive a consulting fee of $20,000 per month and a monthly reimbursement for his medical and dental coverage costs. If Mr. Beal dies during the term of the Consulting Agreement, his estate will receive a $60,000 lump sum payment. As part of the consulting agreement, certain of Mr. Beal’s stock-based awards were modified to permit vesting and exercise under the original terms of the stock-based awards as if Mr. Beal were still an employee of the Company while he is performing consulting services for the Company. The tables above summarize the Company’s activities pursuant to the consulting agreement with this director.
     Saltwater disposal services agreement. Among the assets the Company acquired from Chase Oil is an undivided interest in a saltwater gathering and disposal system, which is owned and maintained under a written agreement among the Company and Chase Oil and certain of its affiliates, and under which the Company as operator gathers and disposes of produced water. The system is owned jointly by the Company and Chase Oil and its affiliates in undivided ownership percentages, which are annually redetermined as of January 1 on the basis of each party’s percentage contribution of the total volume of produced water disposed of through the system during the prior calendar year. As of January 1, 2010, the Company owned 97.5 percent of the system and Chase Oil and its affiliates owned 2.5 percent.
     Purchase of residence. During the second quarter of 2010, the Company purchased the Houston, Texas residence of Darin G. Holderness, the Company’s Vice President, Chief Financial Officer and Treasurer. To effectuate the purchase, the Company

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
June 30, 2010
Unaudited
engaged a third-party relocation company, who executed the purchase for $920,000 and will subsequently sell Mr. Holderness’ residence. The third-party relocation company appraised the fair value of Mr. Holderness’ residence at $920,000.
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
     The following table is a reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Weighted average common shares outstanding:

Basic	91,044	84,799	89,944	84,665
Dilutive capital options	437	—	498	—
Dilutive common stock options	432	—	418	—
Dilutive restricted stock	384	—	360	—

Diluted	92,297	84,799	91,220	84,665

     Because the Company reported a net loss for the three and six months ended June 30, 2009, a total of 2,403,336 stock options and 492,810 restricted shares, outstanding at June 30, 2009, were not included in the diluted loss per share computations. The inclusion of these equity instruments would have been anti-dilutive, therefore, the weighted average common shares reported for basic and diluted net loss per share were the same.

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
June 30, 2010
Unaudited
Note O. Other current liabilities
     The following table provides the components of the Company’s other current liabilities at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
(in thousands)	2010	2009

Other current liabilities:
Accrued production costs	$30,164	$24,128
Payroll related matters	14,370	14,490
Accrued interest	8,215	10,055
Asset retirement obligations	2,429	3,262
Other	5,130	8,160

Other current liabilities	$60,308	$60,095

Note P. Subsidiary guarantors
     All of the Company’s wholly-owned subsidiaries have fully and unconditionally guaranteed the Senior Notes of the Company (see Note J). In accordance with practices accepted by the SEC, the Company has prepared Condensed Consolidating Financial Statements in order to quantify the assets, results of operations and cash flows of such subsidiaries as subsidiary guarantors. The following Condensed Consolidating Balance Sheets at June 30, 2010 and December 31, 2009, and Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2010 and 2009 and Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2010 and 2009, present financial information for Concho Resources Inc. as the parent on a stand-alone basis (carrying any investments in subsidiaries under the equity method), financial information for the subsidiary guarantors on a stand-alone basis (carrying any investment in non-guarantor subsidiaries under the equity method), and the consolidation and elimination entries necessary to arrive at the information for the Company on a consolidated basis. All current and deferred income taxes are recorded on Concho Resources Inc. as the subsidiaries are flow-through entities for income tax purposes. The subsidiary guarantors are not restricted from making distributions to the Company.

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
June 30, 2010
Unaudited
Condensed Consolidating Balance Sheet
June 30, 2010

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

ASSETS
Accounts receivable — related parties	$3,872,138	$776,975	$(4,648,718)	$395
Other current assets	37,121	183,136	—	220,257
Total oil and natural gas properties, net	—	3,067,398	—	3,067,398
Total property and equipment, net	—	16,304	—	16,304
Investment in subsidiaries	1,079,751	—	(1,079,751)	—
Total other long-term assets	82,935	56,964	—	139,899

Total assets	$5,071,945	$4,100,777	$(5,728,469)	$3,444,253

LIABILITIES AND EQUITY
Accounts payable — related parties	$1,968,956	$2,680,614	$(4,648,718)	$852
Other current liabilities	27,943	318,853	—	346,796
Other long-term liabilities	668,676	21,559	—	690,235
Long-term debt	644,023	—	—	644,023
Equity	1,762,347	1,079,751	(1,079,751)	1,762,347

Total liabilities and equity	$5,071,945	$4,100,777	$(5,728,469)	$3,444,253

Condensed Consolidating Balance Sheet
December 31, 2009

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

ASSETS
Accounts receivable — related parties	$2,715,307	$1,738,382	$(4,453,473)	$216
Other current assets	33,561	183,481	—	217,042
Total oil and natural gas properties, net	—	2,840,583	—	2,840,583
Total property and equipment, net	—	15,706	—	15,706
Investment in subsidiaries	876,154	—	(876,154)	—
Total other long-term assets	44,291	53,247	—	97,538

Total assets	$3,669,313	$4,831,399	$(5,329,627)	$3,171,085

LIABILITIES AND EQUITY
Accounts payable — related parties	$790,251	$3,663,513	$(4,453,473)	$291
Other current liabilities	68,706	268,017	—	336,723
Other long-term liabilities	629,092	23,715	—	652,807
Long-term debt	845,836	—	—	845,836
Equity	1,335,428	876,154	(876,154)	1,335,428

Total liabilities and equity	$3,669,313	$4,831,399	$(5,329,627)	$3,171,085

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
June 30, 2010
Unaudited
Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2010

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Total operating revenues	$—	$215,710	$—	$215,710
Total operating costs and expenses	109,112	(114,411)	—	(5,299)

Income from operations	109,112	101,299	—	210,411
Interest expense	(11,192)	—	—	(11,192)
Other, net	100,995	(304)	(100,995)	(304)

Income before income taxes	198,915	100,995	(100,995)	198,915
Income tax expense	(74,744)	—	—	(74,744)

Net income	$124,171	$100,995	$(100,995)	$124,171

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2009

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Total operating revenues	$—	$127,332	$—	$127,332
Total operating costs and expenses	(81,629)	(98,592)	—	(180,221)

Income (loss) from operations	(81,629)	28,740	—	(52,889)
Interest expense	(6,200)	—	—	(6,200)
Other, net	28,920	180	(28,920)	180

Income (loss) before income taxes	(58,909)	28,920	(28,920)	(58,909)
Income tax benefit	25,691	—	—	25,691

Net income (loss)	$(33,218)	$28,920	$(28,920)	$(33,218)

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
June 30, 2010
Unaudited
Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2010

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Total operating revenues	$—	$427,710	$—	$427,710
Total operating costs and expenses	125,055	(223,736)	—	(98,681)

Income from operations	125,055	203,974	—	329,029
Interest expense	(22,257)	—	—	(22,257)
Other, net	203,597	(377)	(203,597)	(377)

Income before income taxes	306,395	203,597	(203,597)	306,395
Income tax expense	(114,684)	—	—	(114,684)

Net income	$191,711	$203,597	$(203,597)	$191,711

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2009

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Total operating revenues	$—	$213,334	$—	$213,334
Total operating costs and expenses	(86,846)	(196,010)	—	(282,856)

Income (loss) from operations	(86,846)	17,324	—	(69,522)
Interest expense	(10,570)	—	—	(10,570)
Other, net	17,176	(148)	(17,176)	(148)

Income (loss) before income taxes	(80,240)	17,176	(17,176)	(80,240)
Income tax benefit	33,797	—	—	33,797

Net income (loss)	$(46,443)	$17,176	$(17,176)	$(46,443)

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
June 30, 2010
Unaudited
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2010

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Net cash flows (used in) provided by operating activities	$(17,206)	$256,736	$—	$239,530
Net cash flows used in investing activities	(8,024)	(294,141)	—	(302,165)
Net cash flows provided by financing activities	25,207	34,577	—	59,784

Net decrease in cash and cash equivalents	(23)	(2,828)	—	(2,851)
Cash and cash equivalents at beginning of period	48	3,186	—	3,234

Cash and cash equivalents at end of period	$25	$358	$—	$383

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2009

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Net cash flows provided by (used in) operating activities	$(98,145)	$216,377	$—	$118,232
Net cash flows provided by (used in) investing activities	61,465	(224,293)	—	(162,828)
Net cash flows provided by (used in) financing activities	36,731	(6,806)	—	29,925

Net increase (decrease) in cash and cash equivalents	51	(14,722)	—	(14,671)
Cash and cash equivalents at beginning of period	—	17,752	—	17,752

Cash and cash equivalents at end of period	$51	$3,030	$—	$3,081

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
June 30, 2010
Unaudited
Note Q. Subsequent events
     Marbob Acquisition. On July 19, 2010, the Company entered into an asset purchase agreement to acquire substantially all of the oil and natural gas leases, interests, properties and related assets owned by Marbob Energy Corporation and certain affiliated entities (collectively, “Marbob”) for aggregate consideration of approximately $1.65 billion, subject to purchase price adjustments, which include downward purchase price adjustments based on the exercise of third parties of contractual preferential rights to purchase certain interests in properties to be acquired from Marbob (the “Marbob Acquisition”). Upon closing, the consideration is expected to consist of (i) cash consideration in the aggregate amount of $1.45 billion, (ii) the issuance by the Company to Marbob of an 8 percent unsecured promissory note due 2018 in the aggregate principal amount of $150 million and (iii) the issuance to Marbob of approximately 1.1 million shares of the Company’s common stock (representing a negotiated value of $50 million). The Marbob Acquisition is expected to close on or before November 30, 2010.
     The Company intends to finance the $1.45 billion cash portion of the Marbob Acquisition with a combination of equity and debt. On July 19, 2010, the Company entered into a common stock purchase agreement with third-party investors to sell approximately 6.6 million shares of the Company’s common stock in a private placement for aggregate cash consideration of approximately $300 million. The Company anticipates that this private placement will close simultaneously with the Marbob Acquisition. In addition, the Company has received an $800 million underwritten commitment from two of its lenders under its Credit Facility to expand the size of its existing Credit Facility from $1.2 billion to $2.0 billion as part of the financing for the Marbob Acquisition, which the Company expects will provide the credit capacity to fund the remaining cash portion of the purchase price. The expanded credit facility is expected to close simultaneously with the Marbob Acquisition.
     Marbob preferential rights. Certain of the Marbob interests in properties contain contractual preferential rights to purchase by third parties if Marbob were to sell them. Marbob has informed the Company of the receipt by Marbob of a notice from BP America Production Company (“BP”) electing to exercise its contractual preferential purchase right under certain operating agreements to purchase interests in certain of Marbob’s properties as a result of the Marbob Acquisition. The approximate value of the interests in properties associated with this election is $400 million, which, if closed between Marbob and BP, would reduce the purchase price of the Marbob Acquisition.
     In addition, Marbob has contractual preferential rights under certain operating agreements to purchase certain interests in properties if third parties were to sell those interests in properties. On July 20, 2010, BP announced it was selling all its assets in the Permian Basin to a subsidiary of Apache Corporation (“Apache”). Marbob and BP own common interests in certain common properties subject to a contractual preferential right to purchase. BP and Apache have contested Marbob’s ability to exercise its contractual preferential rights in this situation. As a result, Marbob and the Company have filed suit against BP and Apache seeking declaratory judgment and injunctive relief to protect Marbob’s contractual right to have the option to purchase these interests in properties. The Company is unable to predict at this time if the court will grant Marbob and the Company the relief sought in connection with the suit.

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
June 30, 2010
Unaudited
     New commodity derivative contracts. In July 2010, the Company entered into the following oil price swaps to protect the Company’s cash flows in anticipation of the Marbob Acquisition:

	Aggregate	Index	Contract
	Volume	Price (a)	Period

Oil (volumes in Bbls):
Price swap	1,578,000	$80.80	1/1/11 - 12/31/11
Price swap	1,305,000	$81.39	1/1/12 - 12/31/12
Price swap	261,000	$82.50	7/1/12 - 12/31/12
Price swap	1,380,000	$82.58	1/1/13 - 12/31/13
Price swap	1,248,000	$83.94	1/1/14 - 12/31/14
Price swap	600,000	$84.50	1/1/15 - 6/30/15

(a)	The index prices for the oil price swaps are based on the NYMEX-West Texas Intermediate monthly average futures price.

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
June 30, 2010
Unaudited
Note R. Supplementary information
Capitalized costs

	June 30,	December 31,
(in thousands)	2010	2009

Oil and natural gas properties:
Proved	$3,465,443	$3,139,424
Unproved	232,210	218,580
Less: accumulated depletion	(630,255)	(517,421)

Net capitalized costs for oil and natural gas properties	$3,067,398	$2,840,583

Costs incurred for oil and natural gas producing activities (a)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Property acquisition costs:
Proved	$3,897	$(68)	$13,739	$(1,008)
Unproved	15,673	3,361	21,029	4,582
Exploration	36,434	61,131	61,933	84,940
Development	134,206	31,450	245,912	115,229

Total costs incurred for oil and natural gas properties	$190,210	$95,874	$342,613	$203,743

(a)	The costs incurred for oil and natural gas producing activities includes the following amounts of asset retirement obligations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Proved property acquisition costs	$—	$—	$—	$—
Exploration costs	184	52	252	220
Development costs	776	(3,878)	(1,424)	(2,727)

Total	$960	$(3,826)	$(1,172)	$(2,507)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion is intended to assist in understanding our business and results of operations together with our present financial condition. This section should be read in conjunction with our historical consolidated financial statements and notes, as well as the selected historical consolidated financial data and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2009.
     During the fourth quarter of 2009, we closed the Wolfberry Acquisitions as discussed below. As a result of the acquisitions, many comparisons between periods will be difficult or impossible.
     Certain statements in our discussion below are forward-looking statements. These forward-looking statements involve risks and uncertainties. We caution that a number of factors could cause actual results to differ materially from these implied or expressed by the forward-looking statements. Please see “Cautionary Statement Regarding Forward-Looking Statements.”
Overview
     We are an independent oil and natural gas company engaged in the acquisition, development and exploration of producing oil and natural gas properties. Our core operations are primarily focused in the Permian Basin of Southeast New Mexico and West Texas. We have also acquired significant acreage positions in and are actively involved in drilling or participating in drilling of emerging plays located in the Permian Basin of Southeast New Mexico and the Williston Basin of North Dakota, where we are applying horizontal drilling, advanced fracture stimulation and enhanced recovery technologies. Crude oil comprised 67 percent of our 211.5 million barrels of oil equivalent (“MMBoe”) of estimated net proved reserves at December 31, 2009, and 68 percent of our 6.7 MMBoe of production for the six months ended June 30, 2010. We seek to operate the wells in which we own an interest, and we operated wells that accounted for 95.3 percent of our proved developed producing PV-10 and 66.4 percent of our 3,960 gross wells at December 31, 2009. By controlling operations, we are able to more effectively manage the cost and timing of exploration and development of our properties, including the drilling and stimulation methods used.
Commodity Prices
     Our results of operations are heavily influenced by commodity prices. Factors that may impact future commodity prices, including the price of oil and natural gas, include:
•	developments generally impacting the Middle East, including Iraq and Iran;

•	the extent to which members of the Organization of Petroleum Exporting Countries and other oil exporting nations are able to continue to manage oil supply through export quotas;

•	the current drilling moratorium in the Gulf of Mexico;

•	the overall global demand for oil; and

•	overall North American natural gas supply and demand fundamentals, including:
▪	the impact of any decline in the United States economy,

▪	weather conditions, and

▪	liquefied natural gas deliveries to the United States.
     Although we cannot predict the occurrence of events that may affect future commodity prices or the degree to which these prices will be affected, the prices for any commodity that we produce will generally approximate current market prices in the geographic region of the production. From time to time, we expect that we may hedge a portion of our commodity price risk to mitigate the impact of price volatility on our business. See Note I of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding our commodity hedge positions at June 30, 2010.

     Oil and natural gas prices have been subject to significant fluctuations during the past several years. In general, oil prices were substantially higher during the comparable periods of 2010 measured against 2009, while natural gas prices were moderately higher. The following table sets forth the average NYMEX oil and natural gas prices for the three and six months ended June 30, 2010 and 2009, as well as the high and low NYMEX prices for the same periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Average NYMEX prices:
Oil (Bbl)	$78.12	$59.83	$78.36	$51.61
Natural gas (MMBtu)	$4.35	$3.80	$4.69	$4.15

High / Low NYMEX prices:

Oil (Bbl):
High	$86.84	$72.68	$86.84	$72.68
Low	$68.01	$45.88	$68.01	$33.98

Natural gas (MMBtu):
High	$5.19	$4.45	$6.01	$6.07
Low	$3.91	$3.25	$3.84	$3.25
     Further, the NYMEX oil price and NYMEX natural gas price reached highs and lows of $82.55 and $71.98 per Bbl and $4.92 and $4.31 per MMBtu, respectively, during the period from July 1, 2010 to August 4, 2010. At August 4, 2010, the NYMEX oil price and NYMEX natural gas price were $82.47 per Bbl and $4.74 per MMBtu, respectively.
Recent Events
     Marbob Acquisition. On July 19, 2010, we entered into an asset purchase agreement to acquire substantially all of the oil and natural gas leases, interests, properties and related assets owned by Marbob Energy Corporation and certain affiliated entities (collectively, “Marbob”) for aggregate consideration of approximately $1.65 billion, subject to purchase price adjustments, which include downward purchase price adjustments based on the exercise of third parties of contractual preferential rights to purchase certain interests in properties to be acquired from Marbob (the “Marbob Acquisition”). Upon closing, the consideration is expected to consist of (i) cash consideration in the aggregate amount of $1.45 billion, (ii) the issuance by us to Marbob of an 8 percent unsecured promissory note due 2018 in the aggregate principal amount of $150 million and (iii) the issuance to Marbob of approximately 1.1 million shares of our common stock (representing a negotiated value of $50 million). The Marbob Acquisition is expected to close on or before November 30, 2010.
     We intend to finance the $1.45 billion cash portion of the Marbob Acquisition with a combination of equity and debt. On July 19, 2010, we entered into a common stock purchase agreement with third-party investors to sell approximately 6.6 million shares of our common stock in a private placement for aggregate cash consideration of approximately $300 million. We anticipate that this private placement will close simultaneously with the Marbob Acquisition. In addition, we have received an $800 million underwritten commitment from two of our lenders under our Credit Facility to expand the size of our existing credit facility from $1.2 billion to $2.0 billion as part of the financing for the Marbob Acquisition, which we expect will provide the credit capacity to fund the remaining cash portion of the purchase price. The expanded credit facility is expected to close simultaneously with the Marbob Acquisition.
     Marbob preferential rights. Certain of the Marbob interests in properties contain contractual preferential rights to purchase by third parties if Marbob were to sell them. Marbob has informed us of the receipt by Marbob of a notice from BP America Production Company (“BP”) electing to exercise its contractual preferential purchase right under certain operating agreements to purchase interests in certain of Marbob’s properties as a result of the Marbob Acquisition. The approximate value of the interests in properties associated with this election is $400 million, which, if closed between Marbob and BP, would reduce the purchase price of the Marbob Acquisition.
     In addition, Marbob has contractual preferential rights under certain operating agreements to purchase certain interests in properties if third parties were to attempt to sell those interests in properties. On July 20, 2010, BP announced it was selling all its assets in the Permian Basin to a subsidiary of Apache Corporation (“Apache”). Marbob and BP own common interests in certain common properties subject to a contractual preferential right to purchase. BP and Apache have contested Marbob’s ability to exercise its contractual preferential rights in this situation. As a result,

Marbob and we have filed suit against BP and Apache seeking declaratory judgment and injunctive relief to protect Marbob’s contractual right to have the option to purchase these interests in properties. We are unable to predict at this time if the court will grant Marbob and us the relief sought in connection with the suit.
     Credit facility. In April 2010, we increased our borrowing base under our credit facility to $1.2 billion, an increase of $244.1 million. We had $852.0 million of availability under our credit facility at June 30, 2010. As part of the Marbob Acquisition, we have received an $800 million underwritten commitment from two of our lenders in our credit facility to further expand the size of our existing credit facility from $1.2 billion to $2.0 billion as part of the financing for the acquisition. We believe that the increased size of the credit facility will provide us the credit capacity to fund the Marbob Acquisition and maintain an adequate level of liquidity.
     Equity issuance. On February 1, 2010, we issued approximately 5.3 million shares of our common stock at $42.75 per share in a public offering. After deducting underwriting discounts of approximately $9.1 million and transaction costs, we received net proceeds of approximately $219.3 million. The net proceeds from this offering were used to repay a portion of the borrowings under our credit facility.
     Wolfberry acquisitions. In December 2009, together with the acquisition of related additional interests that closed in 2010, we closed two acquisitions of interests in producing and non-producing assets in the Wolfberry play of the Permian Basin for approximately $270.7 million in cash (the “Wolfberry Acquisitions”). The Wolfberry Acquisitions were primarily funded with borrowings under our credit facility. As of December 31, 2009, these acquisitions included estimated total proved reserves of 19.9 MMBoe, of which 69 percent were oil and 25 percent were proved developed. Our 2009 results of operations do not include any production, revenues or costs from the Wolfberry Acquisitions.
     2010 capital budget. In December 2009, we announced our 2010 capital budget of approximately $625 million, which we expected could be funded substantially within our cash flow. In August 2010, we announced the increase of our 2010 capital budget to $700 million. Based on current commodity prices and our expectations, we believe our 2010 revised capital budget will exceed our 2010 cash flow, excluding the effects of the Marbob Acquisition. As our size and financial flexibility have grown, we have a longer-term view on spending substantially within our cash flow, and our spending during any specific period may exceed our cash flow for that period. However, our capital budget is largely discretionary, and if we experience sustained oil and natural gas prices significantly below the current levels or substantial increases in our drilling and completion costs, we may reduce our capital spending program to be substantially within our cash flow.
     Our capital budget does not include acquisitions (other than the customary purchase of leasehold acreage). Our 2010 capital budget does not include capital we may spend on the Marbob assets once we close the acquisition. The following is a summary of our 2010 capital budget:

	Original	Revised
	2010	2010
(in millions)	Budget	Budget

Drilling and recompletion opportunities in our core operating area	$502	$538
Projects operated by third parties	8	10
Emerging plays, acquisition of leasehold acreage and other property interests, and geological and geophysical	82	117
Facilities capital in our core operating areas	33	35

Total 2010 capital budget	$625	$700

     During the six months ended June 30, 2010, our cost incurred was approximately $330.0 million (excluding non leasehold acquisitions of approximately $13.7 million and asset retirement obligations). Originally our capital budget was front end loaded, and we expected to outspend our cash flow in the first half of 2010. We outspent our cash flow during the six months ended June 30, 2010 by approximately $60 million, including acquisitions.
Derivative Financial Instruments
     Derivative financial instrument exposure. At June 30, 2010, the fair value of our financial derivatives was a net asset of $70.8 million. All of our counterparties to these financial derivatives are party to our credit facility and have their outstanding debt commitments and derivative exposures collateralized pursuant to our credit facility. Under the terms of our financial derivative instruments and their collateralization under our credit facility, we do not have exposure to potential “margin calls” on our financial derivative instruments. We currently have no reason to believe that our counterparties to these commodity derivative contracts are not financially viable. Our credit facility does not allow us to offset amounts we may owe a lender against amounts we may be owed related to our financial instruments with such party.
     New commodity derivative contracts. During the six months ended June 30, 2010, we entered into additional commodity derivative contracts to hedge a portion of our estimated future production. The following table summarizes information about these additional commodity derivative contracts for the six months ended June 30, 2010. When aggregating multiple contracts, the weighted average contract price is disclosed.

	Aggregate	Index		Contract
	Volume	Price		Period

Oil (volumes in Bbls):
Price swap	670,000	$83.72	(a)	1/1/10 - 12/31/10
Price swap	195,000	$76.85	(a)	3/1/10 - 12/31/10
Price swap	1,463,000	$88.63	(a)	5/1/10 - 12/31/10
Price swap	2,136,000	$88.36	(a)	1/1/11 - 12/31/11
Price swap	2,268,000	$92.68	(a)	1/1/12 - 12/31/12

Natural gas (volumes in MMBtus):
Price swap	418,000	$5.99	(b)	2/1/10 - 12/31/10
Price swap	1,250,000	$5.55	(b)	3/1/10 - 12/31/10
Price swap	5,076,000	$6.14	(b)	1/1/11 - 12/31/11
Price swap	300,000	$6.54	(b)	1/1/12 - 12/31/12

(a)	The index prices for the oil price swaps are based on the NYMEX-West Texas Intermediate monthly average futures price.

(b)	The index prices for the natural gas price swaps are based on the NYMEX-Henry Hub last trading day futures price.
     In July 2010, we entered into the following oil price swaps to protect our cash flows in anticipation of the Marbob Acquisition:

	Aggregate	Index	Contract
	Volume	Price (a)	Period

Oil (volumes in Bbls):
Price swap	1,578,000	$80.80	1/1/11 - 12/31/11
Price swap	1,305,000	$81.39	1/1/12 - 12/31/12
Price swap	261,000	$82.50	7/1/12 - 12/31/12
Price swap	1,380,000	$82.58	1/1/13 - 12/31/13
Price swap	1,248,000	$83.94	1/1/14 - 12/31/14
Price swap	600,000	$84.50	1/1/15 - 6/30/15

(a)	The index prices for the oil price swaps are based on the NYMEX-West Texas Intermediate monthly average futures price.

Results of Operations
     The following table sets forth summary information concerning our production results, average sales prices and operating costs and expenses for the three and six months ended June 30, 2010 and 2009. The actual historical data in this table excludes results from the Wolfberry Acquisitions for periods prior to January 1, 2010.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Production and operating data:

Net production volumes:
Oil (MBbl)	2,337	1,831	4,507	3,518
Natural gas (MMcf)	6,692	5,414	12,933	10,369
Total (MBoe)	3,452	2,733	6,663	5,246

Average daily production volumes:
Oil (Bbl)	25,681	20,121	24,901	19,436
Natural gas (Mcf)	73,538	59,495	71,453	57,287
Total (Boe)	37,938	30,037	36,809	28,984

Average prices:
Oil, without derivatives (Bbl)	$74.64	$55.44	$74.81	$47.32
Oil, with derivatives (Bbl) (a)	$73.42	$67.36	$71.93	$63.36
Natural gas, without derivatives (Mcf)	$6.17	$4.77	$7.00	$4.52
Natural gas, with derivatives (Mcf) (a)	$7.01	$5.38	$7.48	$5.08
Total, without derivatives (Boe)	$62.49	$46.59	$64.19	$40.67
Total, with derivatives (Boe) (a)	$63.29	$55.78	$63.16	$52.53

Operating costs and expenses per Boe:
Lease operating expenses and workover costs	$6.71	$5.75	$6.29	$6.24
Oil and natural gas taxes	$5.01	$3.69	$5.29	$3.40
Depreciation, depletion and amortization	$15.67	$19.17	$16.20	$19.66
General and administrative	$5.08	$5.19	$4.67	$4.94

(a)	Includes the effect of the cash settlements received from (paid on) commodity derivatives not designated as hedges and reported in operating costs and expenses. The following table reflects the amounts of cash settlements received from (paid on) commodity derivatives not designated as hedges that were included in computing average prices with derivatives and reconciles to the amount in gain (loss) on derivatives not designated as hedges as reported in the consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Gain (loss) on derivatives not designated as hedges:
Cash (payments on) receipts from oil derivatives	$(2,852)	$21,828	$(12,985)	$56,412
Cash receipts from natural gas derivatives	5,614	3,292	6,120	5,832
Cash payments on interest rate derivatives	(1,221)	(779)	(2,434)	(779)
Unrealized mark-to-market gain (loss) on commodity and interest rate derivatives	111,222	(105,947)	137,635	(148,117)

Gain (loss) on derivatives not designated as hedges	$112,763	$(81,606)	$128,336	$(86,652)

     The following table presents selected financial and operating information for the fields which represented greater than 15 percent of our total proved reserves at December 31, 2009 and 2008, respectively:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010		2009	2010		2009
	West	Grayburg	Grayburg	West	Grayburg	Grayburg
	Wolfberry	Jackson	Jackson	Wolfberry	Jackson	Jackson

Production and operating data:
Net production volumes:
Oil (MBbl)	357	388	324	687	797	648
Natural gas (MMcf)	993	1,135	962	1,978	2,282	1,904
Total (MBoe)	523	577	484	1,017	1,177	965

Average prices:
Oil, without derivatives (Bbl)	$77.09	$74.38	$56.56	$76.93	$74.89	$46.71
Natural gas, without derivatives (Mcf)	$6.41	$6.67	$4.74	$7.39	$7.39	$4.65
Total, without derivatives (Boe)	$64.86	$63.12	$47.24	$66.36	$65.02	$40.52

Production costs per Boe:
Lease operating expenses including workovers	$4.16	$6.75	$6.40	$4.41	$6.19	$6.38
Oil and natural gas taxes	$4.29	$5.47	$4.02	$4.41	$5.61	$3.49

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
     Oil and natural gas revenues. Revenue from oil and natural gas operations was $215.7 million for the three months ended June 30, 2010, an increase of $88.4 million (69 percent) from $127.3 million for the three months ended June 30, 2009. This increase was primarily due to substantial increases in realized oil and natural gas prices and increased production (i) as a result of the Wolfberry Acquisitions and (ii) due to successful drilling efforts during 2009 and 2010. Specifically the:
•	average realized oil price (excluding the effects of derivative activities) was $74.64 per Bbl during the three months ended June 30, 2010, an increase of 35 percent from $55.44 per Bbl during the three months ended June 30, 2009;

•	total oil production was 2,337 MBbl for the three months ended June 30, 2010, an increase of 506 MBbl (28 percent) from 1,831 MBbl for the three months ended June 30, 2009;

•	average realized natural gas price (excluding the effects of derivative activities) was $6.17 per Mcf during the three months ended June 30, 2010, an increase of 29 percent from $4.77 per Mcf during the three months ended June 30, 2009; and

•	total natural gas production was 6,692 MMcf for the three months ended June 30, 2010, an increase of 1,278 MMcf (24 percent) from 5,414 MMcf for the three months ended June 30, 2009.
     Production expenses. The following table provides the components of our total oil and natural gas production costs for the three months ended June 30, 2010 and 2009:

	Three Months Ended
	June 30,
	2010		2009
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

Lease operating expenses	$20,339	$5.89	$15,726	$5.75
Taxes:
Ad valorem	2,237	0.65	989	0.36
Production	15,055	4.36	9,090	3.33
Workover costs	2,817	0.82	12	—

Total oil and natural gas production expenses	$40,448	$11.72	$25,817	$9.44

     Among the cost components of production expenses, in general, we have some control over lease operating expenses and workover costs on properties we operate, but production and ad valorem taxes are directly related to commodity price changes.
     Lease operating expenses were $20.3 million ($5.89 per Boe) for the three months ended June 30, 2010, an increase of $4.6 million (29 percent) from $15.7 million ($5.75 per Boe) for the three months ended June 30, 2009. The increase in lease operating expenses was primarily due to (i) our wells successfully drilled and completed in 2009 and 2010 and (ii) additional interests acquired in the Wolfberry Acquisitions in December 2009. The increase in lease operating expenses per Boe was in part due to incurrence of some non-routine costs during the three months ended June 30, 2010, offset in part by additional production from our wells successfully drilled and completed in 2009 and 2010 where we are receiving benefits from economies of scale.
     Ad valorem taxes have increased primarily as a result of increased valuations of our Texas properties, and the increase in our number of wells primarily associated with the Wolfberry Acquisitions and 2009 and 2010 drilling activity.
     Production taxes per unit of production were $4.36 per Boe during the three months ended June 30, 2010, an increase of 31 percent from $3.33 per Boe during the three months ended June 30, 2009. The increase was directly related to the increase in commodity prices and our increase in oil and natural gas revenues related to increased volumes. Over the same period, our per Boe prices (excluding the effects of derivatives) increased 34 percent.

     Workover expenses were approximately $2.8 million for the three months ended June 30, 2010, which were primarily related to increased workovers in the New Mexico Permian area due to work performed to restore production.
     Exploration and abandonments expense. The following table provides a breakdown of our exploration and abandonments expense for the three months ended June 30, 2010 and 2009:

	Three Months Ended
	June 30,
(in thousands)	2010	2009

Geological and geophysical	$560	$448
Exploratory dry holes	—	445
Leasehold abandonments and other	318	531

Total exploration and abandonments	$878	$1,424

     Our geological and geophysical expense, which primarily consists of the costs of acquiring and processing seismic data, geophysical data and core analysis, was $0.6 million and $0.4 million for the three months ended June 30, 2010 and 2009, respectively.
     During the three months ended June 30, 2009, we wrote-off two unsuccessful exploratory wells in our Texas Permian area.
     For the three months ended June 30, 2010, we recorded $0.3 million of leasehold abandonments, which were primarily related to non-core prospects in our Texas Permian area. For the three months ended June 30, 2009, we recorded approximately $0.5 million of leasehold abandonments, which related primarily to the write-off of a non-core prospect in our New Mexico Permian area.
     Depreciation, depletion and amortization expense. The following table provides components of our depreciation, depletion and amortization expense for the three months ended June 30, 2010 and 2009:

	Three Months Ended
	June 30,
	2010		2009
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

Depletion of proved oil and natural gas properties	$53,001	$15.35	$51,218	$18.74
Depreciation of other property and equipment	713	0.21	796	0.29
Amortization of intangible asset — operating rights	387	0.11	388	0.14

Total depletion, depreciation and amortization	$54,101	$15.67	$52,402	$19.17

Oil price used to estimate proved oil reserves at period end	$72.23		$66.25
Natural gas price used to estimate proved natural gas reserves at period end	$4.10		$3.72
     Depletion of proved oil and natural gas properties was $53.0 million ($15.35 per Boe) for the three months ended June 30, 2010, an increase of $1.8 million from $51.2 million ($18.74 per Boe) for the three months ended June 30, 2009. The increase in depletion expense was primarily due to capitalized costs associated with new wells that were successfully drilled and completed in 2009 and 2010 and the Wolfberry Acquisitions, and was offset in part by the increase in the oil and natural gas prices between the periods utilized to determine proved reserves. The decrease in depletion expense per Boe was primarily due to (i) the increase in the oil and natural gas prices between the periods utilized to determine proved reserves, (ii) the increase in proved reserves from the successful 2009 and 2010 drilling of unproved properties and (iii) the increase in total proved reserves due to the new SEC rules related to disclosures of oil and natural gas reserves.
     On December 31, 2009, we adopted the new SEC rules related to disclosures of oil and natural gas reserves. As a result of these new SEC rules, we recorded an additional 13.6 MMBoe of proved reserves in 2009. We included the additional proved reserves in our depletion computation in the fourth quarter of 2009 and first two quarters of 2010. Our second quarter of 2010 depletion expense rate was $15.35 per Boe, which is lower than past quarters in part due to these additional proved reserves. In the future, making comparisons to prior periods as it relates to our depletion rate may be difficult as a result of these new SEC rules.
     The amortization of the intangible asset is a result of the value assigned to the operating rights that we acquired in the July 2008 acquisition of Henry Petroleum LP and certain entities and individuals affiliated with Henry Petroleum LP (collectively the “Henry Entities”). The intangible asset is currently being amortized over an estimated life of approximately 25 years.
     Impairment of long-lived assets. We periodically review our long-lived assets to be held and used, including proved oil and natural gas properties accounted for under the successful efforts method of accounting. Due primarily to downward adjustments to the economically recoverable proved reserves associated with declines in well performance, we recognized a non-cash charge against earnings of $4.7 million during the three months ended June 30, 2010, which was primarily attributable to natural gas related properties in our New Mexico Permian area. For the three months ended June 30, 2009, we recognized a non-cash charge against earnings of $4.5 million, which was primarily attributable to natural gas related, non-core properties, in our New Mexico Permian area.
     General and administrative expenses. The following table provides components of our general and administrative expenses for the three months ended June 30, 2010 and 2009:

	Three Months Ended
	June 30,
	2010		2009
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

General and administrative expenses — recurring	$15,875	$4.60	$12,025	$4.40
Non-recurring bonus paid to Henry Entities’ employees, see Note K	2,470	0.72	2,750	1.01
Non-cash stock-based compensation — stock options	579	0.17	885	0.32
Non-cash stock-based compensation — restricted stock	2,292	0.66	1,303	0.48
Less: Third-party operating fee reimbursements	(3,678)	(1.07)	(2,791)	(1.02)

Total general and administrative expenses	$17,538	$5.08	$14,172	$5.19

     General and administrative expenses were $17.5 million ($5.08 per Boe) for the three months ended June 30, 2010, an increase of $3.3 million (24 percent) from $14.2 million ($5.19 per Boe) for the three months ended June 30, 2009. The increase in general and administrative expenses was primarily due to (i) an increase in non-cash stock-based compensation for stock-based compensation awards and (ii) an increase in the number of employees and related personnel expenses to handle our increased activities, partially offset by an increase in third-party operating fee reimbursements. The decrease in total general and administrative expenses per Boe was primarily due to increased production associated with (i) additional production from our wells successfully drilled and completed in 2009 and 2010 and (ii) additional production from our Wolfberry Acquisitions for which we added no administrative personnel.
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
     We earn reimbursements as operator of certain oil and natural gas properties in which we own interests. As such, we earned reimbursements of $3.7 million and $2.8 million during the three months ended June 30, 2010 and 2009, respectively. This reimbursement is reflected as a reduction of general and administrative expenses in the consolidated statements of operations.

     (Gain) loss on derivatives not designated as hedges. The following table sets forth the cash settlements and the non-cash mark-to-market adjustment for the derivative contracts not designated as hedges for the three months ended June 30, 2010 and 2009:

	Three Months Ended
	June 30,
(in thousands)	2010	2009

Cash payments (receipts):
Commodity derivatives — oil	$2,852	$(21,828)
Commodity derivatives — natural gas	(5,614)	(3,292)
Financial derivatives — interest	1,221	779
Mark-to-market (gain) loss:
Commodity derivatives — oil	(119,303)	105,062
Commodity derivatives — natural gas	6,509	4,312
Financial derivatives — interest	1,572	(3,427)

(Gain) loss on derivatives not designated as hedges	$(112,763)	$81,606

     Interest expense. The following table sets forth interest expense, weighted average interest rates and weighted average debt balances for the three months ended June 30, 2010 and 2009:

	Three Months Ended
	June 30,
	2010	2009

Interest expense (in thousands)	$11,192	$6,200

Weighted average interest rate	5.4%	2.9%

Weighted average debt balance (in millions)	$663.4	$680.0
     The increase in interest expense of approximately $5.0 million was due to interest costs on our 8.625 percent unsecured senior notes that were issued in September 2009. The decrease in the weighted average debt balance during the three months ended June 30, 2010 was due to partial repayment on our credit facility in February 2010 with the net proceeds of our equity offering. The increase in the weighted average interest rate was primarily due to the interest rate on our unsecured senior notes coupled with an increase in market interest rates, which increases the rate on borrowings under our credit facility.
     Income tax provisions. We recorded income tax expense of $74.7 million and an income tax benefit of $25.7 million for the three months ended June 30, 2010 and 2009, respectively. The effective income tax rate for the three months ended June 30, 2010 and 2009 was 37.6 percent and 43.6 percent, respectively.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
     Oil and natural gas revenues. Revenue from oil and natural gas operations was $427.7 million for the six months ended June 30, 2010, an increase of $214.4 million (101 percent) from $213.3 million for the six months ended June 30, 2009. This increase was primarily due to substantial increases in realized oil and natural gas prices and increased production (i) as a result of the Wolfberry Acquisitions and (ii) due to successful drilling efforts during 2009 and 2010. Specifically the:
•	average realized oil price (excluding the effects of derivative activities) was $74.81 per Bbl during the six months ended June 30, 2010, an increase of 58 percent from $47.32 per Bbl during the six months ended June 30, 2009;

•	total oil production was 4,507 MBbl for the six months ended June 30, 2010, an increase of 989 MBbl (28 percent) from 3,518 MBbl for the six months ended June 30, 2009;

•	average realized natural gas price (excluding the effects of derivative activities) was $7.00 per Mcf during the six months ended June 30, 2010, an increase of 55 percent from $4.52 per Mcf during the six months ended June 30, 2009; and

•	total natural gas production was 12,933 MMcf for the six months ended June 30, 2010, an increase of 2,564 MMcf (25 percent) from 10,369 MMcf for the six months ended June 30, 2009.
     Production expenses. The following table provides the components of our total oil and natural gas production costs for the six months ended June 30, 2010 and 2009:

	Six Months Ended
	June 30,
	2010		2009
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

Lease operating expenses	$38,715	$5.81	$32,294	$6.16
Taxes:
Ad valorem	5,192	0.78	2,491	0.47
Production	30,053	4.51	15,365	2.93
Workover costs	3,188	0.48	433	0.08

Total oil and natural gas production expenses	$77,148	$11.58	$50,583	$9.64

     Among the cost components of production expenses, in general, we have some control over lease operating expenses and workover costs on properties we operate, but production and ad valorem taxes are directly related to commodity price changes.
     Lease operating expenses were $38.7 million ($5.81 per Boe) for the six months ended June 30, 2010, an increase of $6.4 million (20 percent) from $32.3 million ($6.16 per Boe) for the six months ended June 30, 2009. The increase in lease operating expenses was primarily due to (i) our wells successfully drilled and completed in 2009 and 2010 and (ii) additional interests acquired in the Wolfberry Acquisitions in December 2009. The decrease in lease operating expenses per Boe was primarily due to additional production from our wells successfully drilled and completed in 2009 and 2010 where we are receiving benefits from economies of scale, offset in part by the incurrence of some non-routine costs during the six months ended June 30, 2010.
     Ad valorem taxes have increased primarily as a result of increased valuations of our Texas properties and the increase in our number of wells primarily associated with the Wolfberry Acquisitions and 2009 and 2010 drilling activity.
     Production taxes per unit of production were $4.51 per Boe during the six months ended June 30, 2010, an increase of 54 percent from $2.93 per Boe during the six months ended June 30, 2009. The increase was directly related to the increase in commodity prices and our increase in oil and natural gas revenues related to increased volumes. Over the same period, our per Boe prices (excluding the effects of derivatives) increased 58 percent.

     Workover expenses were approximately $3.2 million and $0.4 million for the six months ended June 30, 2010 and 2009, respectively. The 2010 amounts related primarily to increased workovers in our New Mexico Permian area due to work performed to restore production, whereas the 2009 amounts related primarily to workovers in our Texas Permian area.
     Exploration and abandonments expense. The following table provides a breakdown of our exploration and abandonments expense for the six months ended June 30, 2010 and 2009:

	Six Months Ended
	June 30,
(in thousands)	2010	2009

Geological and geophysical	$1,228	$1,125
Exploratory dry holes	218	1,866
Leasehold abandonments and other	727	4,428

Total exploration and abandonments	$2,173	$7,419

     Our geological and geophysical expense, which primarily consists of the costs of acquiring and processing seismic data, geophysical data and core analysis, was approximately $1.2 million and $1.1 million for the six months ended June 30, 2010 and 2009, respectively.
     During the six months ended June 30, 2009, we wrote-off an unsuccessful exploratory well in our Arkansas emerging play and two unsuccessful exploratory wells in our Texas Permian area.
     For the six months ended June 30, 2010, we recorded $0.7 million of leasehold abandonments, which were primarily related to non-core prospects in our Texas Permian area. For the six months ended June 30, 2009, we recorded approximately $4.4 million of leasehold abandonments, which related primarily to the write-off of four non-core prospects in our New Mexico Permian area and three non-core prospects in our Texas Permian area.
     Depreciation, depletion and amortization expense. The following table provides components of our depreciation, depletion and amortization expense for the six months ended June 30, 2010 and 2009:

	Six Months Ended
	June 30,
	2010		2009
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

Depletion of proved oil and natural gas properties	$105,768	$15.87	$100,995	$19.25
Depreciation of other property and equipment	1,402	0.21	1,374	0.26
Amortization of intangible asset — operating rights	774	0.12	781	0.15

Total depletion, depreciation and amortization	$107,944	$16.20	$103,150	$19.66

Oil price used to estimate proved oil reserves at period end	$72.23		$66.25
Natural gas price used to estimate proved natural gas reserves at period end	$4.10		$3.72
     Depletion of proved oil and natural gas properties was $105.8 million ($15.87 per Boe) for the six months ended June 30, 2010, an increase of $4.8 million from $101.0 million ($19.25 per Boe) for the six months ended June 30, 2009. The increase in depletion expense was primarily due to capitalized costs associated with new wells that were successfully drilled and completed in 2009 and 2010 and the Wolfberry Acquisitions, and was offset in part by the increase in the oil and natural gas prices between the periods utilized to determine proved reserves. The decrease in depletion expense per Boe was primarily due to (i) the increase in the oil and natural gas prices between the periods utilized to determine proved reserves, (ii) the increase in proved reserves from the successful 2009 and 2010 drilling of unproved properties and (iii) the increase in total proved reserves due to the new SEC rules related to disclosures of oil and natural gas reserves.

     On December 31, 2009, we adopted the new SEC rules related to disclosures of oil and natural gas reserves. As a result of these new SEC rules, we recorded an additional 13.6 MMBoe of proved reserves in 2009. We included the additional proved reserves in our depletion computation in the fourth quarter of 2009 and first two quarters of 2010. Our depletion expense rate for the six months ended June 30, 2010, was $15.87 per Boe, which is lower than the same period last year in part due to these additional proved reserves. In the future, making comparisons to prior periods as it relates to our depletion rate may be difficult as a result of these new SEC rules.
     The amortization of the intangible asset is a result of the value assigned to the operating rights that we acquired in the July 2008 acquisition of Henry Petroleum LP and certain entities and individuals affiliated with the Henry Entities. The intangible asset is currently being amortized over an estimated life of approximately 25 years.
     Impairment of long-lived assets. We periodically review our long-lived assets to be held and used, including proved oil and natural gas properties accounted for under the successful efforts method of accounting. Due primarily to downward adjustments to the economically recoverable proved reserves associated with declines in well performance, we recognized a non-cash charge against earnings of $7.3 million during the six months ended June 30, 2010, which was primarily attributable to natural gas related properties in our New Mexico Permian area. For the six months ended June 30, 2009, we recognized a non-cash charge against earnings of $8.6 million, which was primarily attributable to non-core, natural gas related properties in our New Mexico Permian area.
     General and administrative expenses. The following table provides components of our general and administrative expenses for the six months ended June 30, 2010 and 2009:

	Six Months Ended
	June 30,
	2010		2009
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

General and administrative expenses — recurring	$26,996	$4.05	$21,939	$4.18
Non-recurring bonus paid to Henry Entities’ employees, see Note K	4,938	0.74	5,311	1.01
Non-cash stock-based compensation — stock options	1,588	0.24	1,913	0.37
Non-cash stock-based compensation — restricted stock	4,114	0.62	2,200	0.42
Less: Third-party operating fee reimbursements	(6,540)	(0.98)	(5,445)	(1.04)

Total general and administrative expenses	$31,096	$4.67	$25,918	$4.94

     General and administrative expenses were $31.1 million ($4.67 per Boe) for the six months ended June 30, 2010, an increase of $5.2 million (20 percent) from $25.9 million ($4.94 per Boe) for the six months ended June 30, 2009. The increase in general and administrative expenses was primarily due to (i) an increase in non-cash stock-based compensation for stock-based compensation awards and (ii) an increase in the number of employees and related personnel expenses to handle our increased activities, partially offset by an increase in third-party operating fee reimbursements. The decrease in total general and administrative expenses per Boe was primarily due to increased production associated with (i) additional production from our wells successfully drilled and completed in 2009 and 2010 and (ii) additional production from our Wolfberry Acquisitions for which we added no administrative personnel.
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
     We earn reimbursements as operator of certain oil and natural gas properties in which we own interests. As such, we earned reimbursements of $6.5 million and $5.4 million during the six months ended June 30, 2010 and 2009, respectively. This reimbursement is reflected as a reduction of general and administrative expenses in the consolidated statements of operations.

     (Gain) loss on derivatives not designated as hedges. The following table sets forth the cash settlements and the non-cash mark-to-market adjustment for the derivative contracts not designated as hedges for the six months ended June 30, 2010 and 2009:

	Six Months Ended
	June 30,
(in thousands)	2010	2009

Cash payments (receipts):
Commodity derivatives — oil	$12,985	$(56,412)
Commodity derivatives — natural gas	(6,120)	(5,832)
Financial derivatives — interest	2,434	779
Mark-to-market (gain) loss:
Commodity derivatives — oil	(120,741)	144,099
Commodity derivatives — natural gas	(20,678)	5,018
Financial derivatives — interest	3,784	(1,000)

(Gain) loss on derivatives not designated as hedges	$(128,336)	$86,652

     Interest expense. The following table sets forth interest expense, weighted average interest rates and weighted average debt balances for the six months ended June 30, 2010 and 2009:

	Six Months Ended
	June 30,
	2010	2009

Interest expense (in thousands)	$22,257	$10,570

Weighted average interest rate	5.3%	2.5%

Weighted average debt balance (in millions)	$687.1	$668.0
     The increase in interest expense of approximately $11.7 million is due to interest costs on our 8.625 percent unsecured senior notes that were issued in September 2009. The increase in the weighted average debt balance during the six months ended June 30, 2010 is due to our borrowings under our credit facility to finance the Wolfberry Acquisitions, offset by a partial repayment on our credit facility in February 2010 with the net proceeds of our equity offering. The increase in the weighted average interest rate is primarily due to the interest rate on our unsecured senior notes coupled with an increase in market interest rates, which increases the rate on borrowings under our credit facility.
     Income tax provisions. We recorded income tax expense of $114.7 million and an income tax benefit of $33.8 million for the six months ended June 30, 2010 and 2009, respectively. The effective income tax rate for the six months ended June 30, 2010 and 2009 was 37.4 percent and 42.1 percent, respectively.

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
     Oil and natural gas properties. Our costs incurred on oil and natural gas properties, excluding acquisitions and asset retirement obligations, during the six months ended June 30, 2010 and 2009 totaled $309.0 million and $202.7 million, respectively, as compared to the comparable amount in cash flows used by investing activities of $278.0 million and $223.3 million for the respective periods. The primary reason for the differences in the costs incurred and cash flow expenditures is the timing of payments. These expenditures in 2010 were primarily funded by cash flow from operations (including effects of cash settlements received from (paid on) derivatives not designated as hedges).
     In December 2009, we announced our 2010 capital budget of approximately $625 million, which we expected could be funded substantially within our cash flow. In August 2010, we announced the increase of our 2010 capital budget to $700 million. Based on current commodity prices and our expectations, we believe our 2010 revised capital budget will exceed our 2010 cash flow, excluding the effects of the Marbob Acquisition. Originally our capital budget was front end loaded, and we expected to outspend our cash flow in the first half of 2010. We outspent our cash flow during the six months ended June 30, 2010 by approximately $60 million, including acquisitions. As our size and financial flexibility has grown, we have a longer-term view on spending substantially within our cash flow, and our spending during any specific period may exceed our cash flow for that period. However, our capital budget is largely discretionary, and if we experience sustained oil and natural gas prices significantly below the current levels or substantial increases in our drilling and completion costs, we may reduce our capital spending program to be substantially within our cash flow. Our capital budget does not include acquisitions (other than the customary purchase of leasehold acreage). Our 2010 capital budget does not include capital we may spend on the Marbob assets once we close the acquisition.
     On July 19, 2010, we entered into an asset purchase agreement to acquire substantially all of the oil and natural gas leases, interests, properties and related assets owned by Marbob for aggregate consideration of approximately $1.65 billion, subject to purchase price adjustments, which include downward purchase price adjustments based on the exercise of third parties of contractual preferential rights to purchase certain interests in properties to be acquired from Marbob. Upon closing, the consideration consists of (i) cash consideration in the aggregate amount of $1.45 billion, (ii) the issuance by us to Marbob of an 8 percent unsecured promissory note due 2018 in the aggregate principal amount of $150 million and (iii) the issuance to Marbob of approximately 1.1 million shares of our common stock. As previously discussed, Marbob has informed us of the receipt by Marbob of a notice from BP electing to exercise its contractual preferential right under certain operating agreements to purchase certain Marbob interests in properties as a result of the announcement of the Marbob Acquisition which have an approximate allocated value of $400 million. The result of this would reduce the purchase price associated with the Marbob Acquisition. The Marbob Acquisition is expected to close on or before November 30, 2010. Though no assurances can be given, we are targeting an anticipated closing date of October 1, 2010. Assuming the acquisition closes on October 1, 2010 and no contractual preferential rights to purchase interests in properties have been exercised, we estimate we would spend approximately $70 million on drilling and related expenditures during the fourth quarter of 2010 that is not currently reflected in our revised 2010 capital budget.
     Other than the purchase of leasehold acreage, our revised 2010 capital budget is exclusive of acquisitions (including the Marbob Acquisition). We do not have a specific acquisition budget, since the timing and size of acquisitions are difficult to forecast. We evaluate opportunities to purchase or sell oil and natural gas properties in the marketplace and could participate as a buyer or seller of properties at various times. We seek to acquire oil and natural gas properties that provide opportunities for the addition of reserves and production through a combination of development, high-potential exploration and control of operations that will allow us to apply our operating expertise.
     Although we cannot provide any assurance, we generally attempt to fund our non-acquisition expenditures with our available cash and cash flow, as adjusted from time to time; however, we may also use our credit facility, or other alternative financing sources, to fund such expenditures. The actual amount and timing of our expenditures may differ materially from our estimates as a result of, among other things, actual drilling results, the timing of expenditures by third parties on projects that we do not operate, the availability of drilling rigs and other services and equipment, regulatory, technological and competitive developments and market conditions. In addition, under certain circumstances we would consider increasing or reallocating our revised 2010 capital budget.
     Acquisitions. Our expenditures for acquisitions of proved and unproved properties (which include leasehold acquisitions) during the three months ended June 30, 2010 and 2009 totaled approximately $19.6 million and $3.3 million, respectively, and approximately $34.8 million and $3.6 million during the six months ended June 30, 2010 and 2009, respectively. The proved acquisitions during the six months ended June 30, 2010, primarily relate to additional interests that we closed in 2010 on the Wolfberry Acquisitions and the acquisition of other Wolfberry assets.

     Contractual obligations. Our contractual obligations include long-term debt, cash interest expense on debt, operating lease obligations, drilling commitments, employment agreements with executive officers, contractual bonus payments, derivative liabilities and other obligations. Since December 31, 2009, the material changes in our contractual obligations included a $202 million decrease in outstanding long-term borrowings, a $38.8 million decrease in cash interest expense on debt and our net commodity derivative is now in an asset position. See Note J of Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding our long-term debt and “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for information regarding the interest on our long-term debt and information on changes in the fair value of our open derivative obligations during the six months ended June 30, 2010.
     Off-balance sheet arrangements. Currently, we do not have any material off-balance sheet arrangements.
     Capital resources. Our primary sources of liquidity have been cash flows generated from operating activities (including the cash settlements received from (paid on) derivatives not designated as hedges presented in our investing activities) and financing provided by our credit facility. We believe that funds from our cash flows may not be adequate to meet both our short-term working capital requirements and our revised 2010 capital expenditure plans (excluding the effects from the Marbob Acquisition). We believe we have adequate availability under our credit facility to fund cash flow deficits, though we may reduce our capital spending program to remain substantially within our cash flow.
     Cash flow from operating activities. Our net cash provided by operating activities was $239.5 million and $118.2 million for the six months ended June 30, 2010 and 2009, respectively. The increase in operating cash flows during the six months ended June 30, 2010 over the same period in 2009 was principally due to increases in average realized oil and natural gas prices coupled with increased production.
     Cash flow used in investing activities. During the six months ended June 30, 2010 and 2009, we invested $291.4 million and $223.3 million, respectively, for additions to, and acquisitions of, oil and natural gas properties, inclusive of dry hole costs. Cash flows used in investing activities were higher during the six months ended June 30, 2010 over 2009, due to the Wolfberry Acquisitions and an increase in our capital expenditures on oil and natural gas properties, offset by settlements paid on derivatives not designated as hedges during the six months ended June 30, 2010 as compared to receipts on derivatives not designated as hedges in the comparable period in 2009.
     Cash flow from financing activities. Net cash provided by financing activities was $59.8 million and $29.9 million for the six months ended June 30, 2010 and 2009, respectively. During the six months ended June 30, 2010, we reduced our outstanding balance on our credit facility by $202 million primarily using proceeds from the issuance of common stock. During the six months ended June 30, 2009, we had net borrowings of $30.0 million under our credit facility.
     Our credit facility, as amended, has a maturity date of July 31, 2013. At June 30, 2010, we had letters of credit outstanding under the credit facility of approximately $25,000, and our availability to borrow additional funds was approximately $852.0 million based on the borrowing base of $1.2 billion. The next scheduled borrowing base redetermination is in October 2010. Between scheduled borrowing base redeterminations, we and, if requested by 66 2/3 percent of the lenders, the lenders, may each request one special redetermination.
     We have received an $800 million underwritten commitment from two of our lenders under our credit facility to expand the size of our existing credit facility from $1.2 billion to $2.0 billion as part of the financing for the Marbob Acquisition, which we expect will provide the credit capacity to fund the remaining cash portion of the purchase price. The expanded credit facility is expected to close simultaneously with the Marbob Acquisition.
     Advances on the credit facility bear interest, at our option, based on (i) the prime rate of JPMorgan Chase Bank (“JPM Prime Rate”) (3.25 percent at June 30, 2010) or (ii) a Eurodollar rate (substantially equal to the London Interbank Offered Rate). At June 30, 2010, the interest rates of Eurodollar rate advances and JPM Prime Rate advances vary, with interest margins ranging from 200 to 300 basis points and 112.5 to 212.5 basis points, respectively, per annum depending on the debt balance outstanding. At June 30, 2010, we paid commitment fees on the unused portion of the available borrowing base of 50 basis points per annum.
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
     On February 1, 2010, we issued approximately 5.3 million shares of our common stock at $42.75 per share in a public offering. After deducting underwriting discounts of approximately $9.1 million and transaction costs, we received net proceeds of approximately $219.3 million. The net proceeds from this offering were used to repay a portion of the borrowing under our credit facility.
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
     At June 30, 2010, we had $852.0 million of available borrowing capacity. Our credit facility is backed by a syndicate of 20 banks. Even in light of the volatility in the financial markets, we believe that the lenders under our credit facility have the ability to fund additional borrowings we may need for our business.
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
     In the current financial markets, there is no assurance that we could refinance our credit facility with comparable terms, particularly the five-year term of our credit facility. Because our credit facility matures in July 2013, we do not expect to seek refinancing of our credit facility any earlier than 2011.
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
     Liquidity. Our principal sources of short-term liquidity are cash on hand and available borrowing capacity under our credit facility. At June 30, 2010, we had $0.4 million of cash on hand.
     At June 30, 2010, we had $852.0 million of available borrowing capacity. Our borrowing base is redetermined semi-annually, with the next redetermination occurring in October 2010. Between scheduled borrowing base redeterminations, we and, if requested by 66 2/3 percent of the lenders, the lenders, may each request one special redetermination. In general, redeterminations are based upon a number of factors, including commodity prices and reserve levels. Upon a redetermination, our borrowing base could be substantially reduced. In light of the current or the volatility in commodity prices and the state of the financial markets, there is no assurance that our borrowing base will not be reduced.
     As is customary in similar acquisitions, there may be adjustments payable to the seller to the purchase price for items such as (i) costs incurred after a specified date through the closing date, (ii) contractual preferential rights of third parties to purchase some of the assets involved in the transaction and (iii) other adjustments agreed to in the asset purchase agreement.

     In addition, Marbob has contractual preferential rights under certain operating agreements to purchase certain interests in properties if third parties were to sell those interests in properties. BP announced it was selling all its assets in the Permian Basin to Apache. Marbob and BP own common interests in certain common properties subject to a contractual preferential right to purchase. BP and Apache have contested Marbob’s ability to exercise its contractual preferential rights in this situation. As a result, Marbob and we have filed suit against BP and Apache seeking declaratory judgment and injunctive relief to protect Marbob’s contractual right to have the option to purchase these interests in properties. We are unable to predict at this time if the court will grant Marbob and us the relief sought in connection with the suit.
     Currently, we have identified interests in properties in the Marbob Acquisition that we believe are subject to contractual preferential rights to purchase by third parties. If all the contractual preferential rights were exercised (including the approximately $400 million associated with BP), we estimate the purchase price would be reduced by approximately $500 million.
     As part of the Marbob Acquisition, we agreed to reimburse Marbob for drilling and completion costs, net of any revenues, incurred on specified properties from July 1, 2010 through the closing date. Though no assurances can be given, we are targeting an anticipated closing date of October 1, 2010. Assuming the Marbob Acquisition closes on October 1, 2010, we estimate we will be required to fund an additional $50 million of purchase price, which we believe we would fund under our credit facility.
     We intend to finance the $1.45 billion cash portion of the Marbob Acquisition with a combination of equity and debt. On July 19, 2010, we entered into a common stock purchase agreement with third-party investors to sell approximately 6.6 million shares of our common stock in a private placement for aggregate cash consideration of approximately $300 million. We anticipate that the private placement will close simultaneously with the Marbob Acquisition. We received an $800 million underwritten commitment from two of our lenders under the credit facility to expand the size of our existing credit facility from $1.2 billion to $2.0 billion as part of the financing for the Marbob Acquisition, which we expect will provide the credit capacity to fund the remaining cash portion of the purchase price. The expanded facility is expected to close simultaneously with the Marbob Acquisition. Assuming the transaction had closed on June 30, 2010 and no contractual preferential rights to purchase interests in properties had been exercised, we estimate we would have had approximately $400 million in availability under our expanded credit facility.
     Book capitalization and current ratio. Our book capitalization at June 30, 2010 was $2.4 billion, consisting of debt of $644.0 million and stockholders’ equity of $1.8 billion. Our debt to book capitalization was 27 percent and 39 percent at June 30, 2010 and December 31, 2009, respectively. Our ratio of current assets to current liabilities was 0.63 to 1.0 at June 30, 2010 as compared to 0.64 to 1.0 at December 31, 2009.
     Inflation and changes in prices. Our revenues, the value of our assets, and our ability to obtain bank financing or additional capital on attractive terms have been and will continue to be affected by changes in commodity prices and the costs to produce our reserves. Commodity prices are subject to significant fluctuations that are beyond our ability to control or predict. During the six months ended June 30, 2010, we received an average of $74.81 per barrel of oil and $7.00 per Mcf of natural gas before consideration of commodity derivative contracts compared to $47.32 per barrel of oil and $4.52 per Mcf of natural gas in the six months ended June 30, 2009. Although certain of our costs are affected by general inflation, inflation does not normally have a significant effect on our business. In a trend that began in 2004 and continued through the first six months of 2008, commodity prices for oil and natural gas increased significantly. The higher prices led to increased activity in the industry and, consequently, rising costs. These cost trends have put pressure not only on our operating costs but also on capital costs. We expect these costs to have upward pressure during 2010 as a result of the recent improvements in oil prices from 2009.
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
     There have been no material changes in our critical accounting policies and procedures during the six months ended June 30, 2010. See our disclosure of critical accounting policies in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 26, 2010.
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
     Accounting for extractive activities. In April 2010, the FASB issued an amendment to a paragraph in the accounting standard for oil and natural gas extractive activities accounting. The standard adds to the Codification the SEC’s Modernization of Oil and Gas Reporting release. We adopted the update effective April 20, 2010, and the adoption did not have a significant impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our Annual Report on Form 10-K for the year ended December 31, 2009.
     We are exposed to a variety of market risks including credit risk, commodity price risk and interest rate risk. We address these risks through a program of risk management which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we are a party at June 30, 2010, and from which we may incur future gains or losses from changes in market interest rates or commodity prices and losses from extension of credit. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
     Credit risk. We monitor our risk of loss due to non-performance by counterparties of their contractual obligations. Our principal exposure to credit risk is through the sale of our oil and natural gas production, which we market to energy marketing companies and refineries and to a lesser extent our derivative counterparties. We monitor our exposure to these counterparties primarily by reviewing credit ratings, financial statements and payment history. We extend credit terms based on our evaluation of each counterparty’s creditworthiness. Although we have not generally required our counterparties to provide collateral to support their obligation to us, we may, if circumstances dictate, require collateral in the future. In this manner, we could further reduce credit risk.
     Commodity price risk. We are exposed to market risk as the prices of oil and natural gas are subject to fluctuations resulting from changes in supply and demand. To reduce our exposure to changes in the prices of oil and natural gas we have entered into, and may in the future enter into, additional commodity price risk management arrangements for a portion of our oil and natural gas production. The agreements that we have entered into generally have the effect of providing us with a fixed price for a portion of our expected future oil and natural gas production over a specified period of time. Our commodity price risk management activities could have the effect of reducing net income and the value of our common stock. An average increase in the commodity price of $10.00 per barrel of oil and $1.00 per MMBtu for natural gas from the commodity prices at June 30, 2010, would have created a net unrealized loss of approximately $121.8 million on our commodity price risk management contracts held at June 30, 2010.
     At June 30, 2010, we had (i) oil price swaps that settle on a monthly basis covering future oil production from July 1, 2010 through December 31, 2012 and (ii) a natural gas price swap, natural gas price collars and natural gas basis swaps covering future natural gas production from July 1, 2010 to December 31, 2012; see Note I of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information on our commodity derivative contracts. The average NYMEX oil futures price and average NYMEX natural gas futures price for the six months ended June 30, 2010, was $78.36 per Bbl and $4.69 per MMBtu, respectively. At August 4, 2010, the NYMEX oil price and NYMEX natural gas price were $82.47 per Bbl and $4.74 per MMBtu, respectively. A decrease in oil and natural gas prices would increase the fair value asset of our commodity derivative contracts from their recorded balance at June 30, 2010. Changes in the recorded fair value of the undesignated commodity derivative contracts are marked to market through earnings as unrealized gains or losses. The potential increase in our fair value asset would be recorded in earnings as an unrealized gain. However, an increase in the average NYMEX oil and natural gas prices above those at June 30, 2010, would result in a decrease in our fair value asset and be recorded as an unrealized loss in earnings. We are currently unable to estimate the effects on the earnings of future periods resulting from changes in the market value of our commodity derivative contracts.
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
     At June 30, 2010, we had interest rate swaps on $300 million of notional principal that fixed the LIBOR interest rate (not including the interest rate margins discussed above) at 1.90 percent for the three years beginning in May 2009. An average decrease in future interest rates of 25 basis points from the future rate at June 30, 2010, would have increased our net unrealized liability on our interest rate risk management contracts by approximately $1.4 million.
     We had total indebtedness of $348.0 million outstanding under our credit facility at June 30, 2010. The impact of a 1 percent increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $3.5 million.
     The fair value of our derivative instruments is determined based on our valuation models. We did not change our valuation method during 2010. During 2010, we were party to commodity and interest rate derivative instruments; see Note I of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding our derivative instruments. The following table reconciles the changes that occurred in the fair values of our derivative instruments during the six months ended June 30, 2010:

	Derivative Instruments Net Assets (Liabilities) (a)
(in thousands)	Commodities	Interest Rate	Total

Fair value of contracts outstanding at December 31, 2009	$(64,332)	$(2,501)	$(66,833)
Changes in fair values (b)	134,554	(6,218)	128,336
Contract maturities	6,865	2,434	9,299

Fair value of contracts outstanding at June 30, 2010	$77,087	$(6,285)	$70,802

(a)	Represents the fair values of open derivative contracts subject to market risk.

(b)	At inception, new derivative contracts entered into by us have no intrinsic value.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at June 30, 2010 at the reasonable assurance level.
     Changes in Internal Control over Financial Reporting. There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
     We are party to the legal proceedings that are described in Note K of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited).” We are party to certain proceedings and claims incidental to our business. While many of these other matters involve inherent uncertainty, we believe that the liability, if any, ultimately incurred with respect to such other proceedings and claims will not have a material adverse effect on our consolidated financial position as a whole or on our liquidity, capital resources or future results of operations.
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
     Our Annual Report on Form 10-K for the year ended December 31, 2009 presents estimates of our proved reserves as of December 31, 2009, which have been prepared and presented under new SEC rules. These new rules are effective for fiscal years ending on or after December 31, 2009, and require SEC reporting companies to prepare their reserves estimates using revised reserve definitions and revised pricing based on a 12-month unweighted average of the first-day-of-the-month pricing. The previous rules required that reserve estimates be calculated using last-day-of-the-year pricing. The pricing that was used for estimates of our reserves as of December 31, 2009 was based on an unweighted average twelve month West Texas Intermediate posted price of $57.65 per Bbl for oil and a Henry Hub spot natural gas price of $3.87 per MMBtu for natural gas. As a result of this change in pricing methodology, direct comparisons of our previously-reported reserves amounts may be more difficult.
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
     Accordingly, while the estimates of our proved reserves and related PV-10 and Standardized Measure at December 31, 2009 included in our Annual Report on Form 10-K for the year ended December 31, 2009 were prepared based on what we and our independent reserve engineers believe to be reasonable interpretations of the new SEC rules, those estimates could differ materially from any estimates we might prepare applying future interpretive guidance from the SEC.
     The recent adoption of derivatives legislation by the United States Congress could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.
     The United States Congress recently adopted comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, including us, that participate in that market. The new legislation was signed into law by the President on July 21, 2010 and requires the Commodities Futures Trading Commission (the “CFTC”) and the SEC to promulgate rules and regulations implementing the new legislation within 360 days from the date of enactment. The CFTC has also proposed regulations to set position limits for certain futures and option contracts in the major energy markets, although it is not possible at this time to predict whether or when the CFTC will adopt those rules or include comparable provisions in its rulemaking under the new legislation. The financial reform legislation may also require us to comply with margin requirements and with certain clearing and trade-execution requirements in connection with our derivative activities, although the application of those provisions to us is uncertain at this time. The financial reform legislation may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty. The new legislation and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the legislation was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on us, our financial condition and our results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			Total number	Maximum
			of shares	number of
			purchased as	shares that
	Total number		part of publicly	may yet be
	of shares	Average price	announced	purchased
Period	withheld (1)	per share	plans	under the plan

April 1, 2010 - April 30, 2010	—	$—	—
May 1, 2010 - May 31, 2010	1,603	$46.79	—
June 1, 2010 - June 30, 2010	5,005	$58.17	—

(1)	Represents shares that were withheld by us to satisfy tax withholding obligations of certain of our officers, directors and key employees that arose upon the lapse of restrictions on restricted stock.
Item 5. Other Information
     We are filing a revised report from Cawley, Gillespie & Associates, Inc. (“Cawley”), our independent petroleum engineers, included in Exhibit 23.2 to this Quarterly Report on Form 10-Q, which is a letter dated January 25, 2010 regarding proved reserves. The Cawley report filed as Exhibit 23.4 to our Annual Report on Form 10-K contained the following language, which has been deleted in the Cawley report filed as Exhibit 23.2 to this Quarterly Report on Form 10-Q: “This letter was prepared for the exclusive use of Concho Resources Inc. Third parties should not rely on it without the written consent of the above and Cawley, Gillespie & Associates, Inc.” Other than this change, there has been no other change to the Cawley report filed as Exhibit 23.2 to this Quarterly Report on Form 10-Q.
     We are also filing an updated consent of Cawley, Gillespie & Associates, Inc. as Exhibit 23.1, to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibit
Number	Exhibit
2.1 *	Asset Purchase Agreement, dated July 19, 2010, by and among Concho Resources Inc., Marbob Energy Corporation, Pitch Energy Corporation, Costaplenty Energy Corporation and John R. Gray, LLC (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on July 20, 2010, and incorporated herein by reference).

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on August 8, 2007, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Concho Resources Inc., as amended March 25, 2008 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on March 26, 2008, and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Current Report on Form S-1/A on July 5, 2007, and incorporated herein by reference).

10.1	Second Amendment to Amended and Restated Credit Agreement, dated April 26, 2010, by and among Concho Resources Inc., JP Morgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 29, 2010, and incorporated herein by reference).

10.2	Third Amendment to Amended and Restated Credit Agreement and Limited Waiver, dated June 16, 2010, among Concho Resources Inc. and the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 18, 2010, and incorporated herein by reference).

10.3	Common Stock Purchase Agreement, dated July 19, 2010, by and among Concho Resources Inc. and the purchasers named therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on July 20, 2010, and incorporated herein by reference).

23.1 (a)	Consent of Cawley, Gillespie & Associates, Inc.

23.2 (a)	Cawley, Gillespie & Associates, Inc. Reserve Report.

31.1 (a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (a)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (b)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (a)	XBRL Instance Document.

101.SCH (a)	XBRL Schema Document.

101.CAL (a)	XBRL Calculation Linkbase Document.

101.DEF (a)	XBRL Definition Linkbase Document.

101.LAB (a)	XBRL Labels Linkbase Document.

101.PRE (a)	XBRL Presentation Linkbase Document.

(a)	Filed herewith.

(b)	Furnished herewith.

*	The schedules to this agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of such schedules to the Securities and Exchange Commission upon request.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCHO RESOURCES INC.
Date: August 6, 2010	By	/s/ Timothy A. Leach
Timothy A. Leach
Director, Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

	By	/s/ Darin G. Holderness
Darin G. Holderness
Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit
2.1 *	Asset Purchase Agreement, dated July 19, 2010, by and among Concho Resources Inc., Marbob Energy Corporation, Pitch Energy Corporation, Costaplenty Energy Corporation and John R. Gray, LLC (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on July 20, 2010, and incorporated herein by reference).

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on August 8, 2007, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Concho Resources Inc., as amended March 25, 2008 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on March 26, 2008, and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Current Report on Form S-1/A on July 5, 2007, and incorporated herein by reference).

10.1	Second Amendment to Amended and Restated Credit Agreement, dated April 26, 2010, by and among Concho Resources Inc., JP Morgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 29, 2010, and incorporated herein by reference).

10.2	Third Amendment to Amended and Restated Credit Agreement and Limited Waiver, dated June 16, 2010, among Concho Resources Inc. and the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 18, 2010, and incorporated herein by reference).

10.3	Common Stock Purchase Agreement, dated July 19, 2010, by and among Concho Resources Inc. and the purchasers named therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on July 20, 2010, and incorporated herein by reference).

23.1 (a)	Consent of Cawley, Gillespie & Associates, Inc.

23.2 (a)	Cawley, Gillespie & Associates, Inc. Reserve Report.

31.1 (a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (a)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (b)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (a)	XBRL Instance Document.

101.SCH (a)	XBRL Schema Document.

101.CAL (a)	XBRL Calculation Linkbase Document.

101.DEF (a)	XBRL Definition Linkbase Document.

101.LAB (a)	XBRL Labels Linkbase Document.

101.PRE (a)	XBRL Presentation Linkbase Document.

(a)	Filed herewith.

(b)	Furnished herewith.

*	The schedules to this agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of such schedules to the Securities and Exchange Commission upon request.