Form 10-Q
period 2010-09-30
CONCHO RESOURCES INC
filed 2010-11-04
CIK 1358071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
Number of shares of the registrant’s common stock outstanding at November 2, 2010: 99,883,995 shares

PART I – FINANCIAL INFORMATION	iii
Item 1. Consolidated Financial Statements (Unaudited)	iii
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item 3. Quantitative and Qualitative Disclosures About Market Risk	60
Item 4. Controls and Procedures	61
PART II – OTHER INFORMATION	62
Item 1. Legal Proceedings	62
Item 1A. Risk Factors	62
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	63
Item 6. Exhibits	64
EX-10.5
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
     Various statements contained in or incorporated by reference into this report that express a belief, expectation, or intention, or that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements include statements, projections and estimates concerning our operations, performance, business strategy, oil and natural gas reserves, drilling program capital expenditures, liquidity and capital resources, the timing and success of specific projects, outcomes and effects of litigation, claims and disputes, derivative activities and potential financing. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. Forward-looking statements are not guarantees of performance. We have based these forward-looking statements on our current expectations and assumptions about future events. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Actual results may differ materially from those implied or expressed by the forward-looking statements. These forward-looking statements speak only as of the date of this report, or if earlier, as of the date they were made. We disclaim any obligation to update or revise these statements unless required by securities law, and we caution you not to rely on them unduly. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties relating to, among other matters, the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, and in this report as well as those factors summarized below:
•	sustained or further declines in the prices we receive for our oil and natural gas;
•	uncertainties about the estimated quantities of oil and natural gas reserves;
•	risks related to the integration of the assets of Marbob Energy Corporation and affiliates (“Marbob”) and its former employees, along with other recently acquired assets, with our operations;
•	drilling and operating risks;
•	the adequacy of our capital resources and liquidity including, but not limited to, access to additional borrowing capacity under our credit facility;
•	the effects of government regulation, permitting and other legal requirements, including new legislation or regulation of hydraulic fracturing;
•	difficult and adverse conditions in the domestic and global capital and credit markets;
•	risks related to the concentration of our operations in the Permian Basin of Southeast New Mexico and West Texas;
•	potential financial losses or earnings reductions from our commodity price risk management program;
•	shortages of oilfield equipment, services and qualified personnel and increased costs for such equipment, services and personnel;
•	risks and liabilities associated with acquired properties or businesses, including the Marbob assets;
•	uncertainties about our ability to successfully execute our business and financial plans and strategies;
•	uncertainties about our ability to replace reserves and economically develop our current reserves;
•	general economic and business conditions, either internationally or domestically or in the jurisdictions in which we operate;
•	competition in the oil and natural gas industry;
•	uncertainty concerning our assumed or possible future results of operations; and
•	our existing indebtedness, as well as the increase in our indebtedness as a result of the Marbob acquisition.
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

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)

iii

Concho Resources Inc.
Consolidated Balance Sheets
Unaudited

	September 30,	December 31,
(in thousands, except share and per share data)	2010	2009

Assets
Current assets:
Cash and cash equivalents	$357	$3,234
Accounts receivable, net of allowance for doubtful accounts:
Oil and natural gas	99,402	69,199
Joint operations and other	101,421	100,120
Related parties	311	216
Derivative instruments	23,339	1,309
Deferred income taxes	2,551	29,284
Prepaid costs and other	11,295	13,896

Total current assets	238,676	217,258

Property and equipment, at cost:
Oil and natural gas properties, successful efforts method	3,871,715	3,358,004
Accumulated depletion and depreciation	(692,922)	(517,421)

Total oil and natural gas properties, net	3,178,793	2,840,583
Other property and equipment, net	17,105	15,706

Total property and equipment, net	3,195,898	2,856,289

Deferred loan costs, net	19,544	20,676
Intangible asset, net — operating rights	35,360	36,522
Inventory	20,903	16,255
Noncurrent derivative instruments	20,105	23,614
Other assets	11,189	471

Total assets	$3,541,675	$3,171,085

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable:
Trade	$7,133	$15,443
Related parties	474	291
Other current liabilities:
Bank overdrafts	38,551	3,415
Revenue payable	40,785	31,069
Accrued and prepaid drilling costs	174,000	164,282
Derivative instruments	27,104	62,419
Other current liabilities	62,098	60,095

Total current liabilities	350,145	337,014

Long-term debt	688,620	845,836
Deferred income taxes	677,573	603,286
Noncurrent derivative instruments	15,713	29,337
Asset retirement obligations and other long-term liabilities	21,002	20,184
Commitments and contingencies (Note K)
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 authorized; 91,908,877 and 85,815,926 shares issued at September 30, 2010 and December 31, 2009, respectively	92	86
Additional paid-in capital	1,270,887	1,029,392
Retained earnings	518,853	306,367
Treasury stock, at cost; 27,044 and 12,380 shares at September 30, 2010 and December 31, 2009, respectively	(1,210)	(417)

Total stockholders’ equity	1,788,622	1,335,428

Total liabilities and stockholders’ equity	$3,541,675	$3,171,085

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.
Consolidated Statements of Operations
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2010	2009	2010	2009

Operating revenues:
Oil sales	$190,977	$121,301	$528,129	$287,786
Natural gas sales	49,519	32,193	140,077	79,042

Total operating revenues	240,496	153,494	668,206	366,828

Operating costs and expenses:
Oil and natural gas production	45,072	25,439	122,220	76,022
Exploration and abandonments	3,625	2,776	5,798	10,195
Depreciation, depletion and amortization	61,900	54,835	169,844	157,985
Accretion of discount on asset retirement obligations	405	220	1,177	799
Impairments of long-lived assets	1,922	1,131	9,234	9,686
General and administrative (including non-cash stock-based compensation of $3,152 and $2,548 for the three months ended September 30, 2010 and 2009, respectively, and $8,854 and $6,661 for the nine months ended September 30, 2010 and 2009, respectively)	15,045	12,715	46,141	38,633
Bad debt expense	6	—	578	—
(Gain) loss on derivatives not designated as hedges	66,107	7,783	(62,229)	94,435

Total operating costs and expenses	194,082	104,899	292,763	387,755

Income (loss) from operations	46,414	48,595	375,443	(20,927)

Other income (expense):
Interest expense	(12,036)	(6,809)	(34,293)	(17,379)
Other, net	(3,521)	(200)	(3,898)	(348)

Total other expense	(15,557)	(7,009)	(38,191)	(17,727)

Income (loss) before income taxes	30,857	41,586	337,252	(38,654)
Income tax benefit (expense)	(10,082)	(21,824)	(124,766)	11,973

Net income (loss)	$20,775	$19,762	$212,486	$(26,681)

Basic earnings per share:
Net income (loss) per share	$0.23	$0.23	$2.35	$(0.31)

Weighted average shares used in basic earnings per share	91,182	85,061	90,361	84,798

Diluted earnings per share:
Net income (loss) per share	$0.22	$0.23	$2.32	$(0.31)

Weighted average shares used in diluted earnings per share	92,440	86,088	91,631	84,798

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.
Consolidated Statement of Stockholders’ Equity
Unaudited

			Additional				Total
	Common Stock		Paid-in	Retained	Treasury Stock		Stockholders’
(in thousands)	Shares	Amount	Capital	Earnings	Shares	Amount	Equity

BALANCE AT DECEMBER 31, 2009	85,816	$86	$1,029,392	$306,367	12	$(417)	$1,335,428
Net income	—	—	—	212,486	—	—	212,486
Issuance of common stock	5,348	5	219,303	—	—	—	219,308
Stock options exercised	465	1	4,370	—	—	—	4,371
Grants of restricted stock	288	—	—	—	—	—	—
Cancellation of restricted stock	(8)	—	—	—	—	—	—
Stock-based compensation	—	—	8,854	—	—	—	8,854
Excess tax benefits related to stock-based compensation	—	—	8,968	—	—	—	8,968
Purchase of treasury stock	—	—	—	—	15	(793)	(793)

BALANCE AT SEPTEMBER 30, 2010	91,909	$92	$1,270,887	$518,853	27	$(1,210)	$1,788,622

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.
Consolidated Statements of Cash Flows
Unaudited

	Nine Months Ended
	September 30,
(in thousands)	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$212,486	$(26,681)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	169,844	157,985
Impairments of long-lived assets	9,234	9,686
Accretion of discount on asset retirement obligations	1,177	799
Exploration and abandonments, including dry holes	4,121	6,950
Non-cash compensation expense	8,854	6,661
Bad debt expense	578	—
Deferred income taxes	109,988	(21,840)
Loss on sale of assets	24	147
(Gain) loss on derivatives not designated as hedges	(62,229)	94,435
Other non-cash items	3,760	2,656
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(35,505)	(10,367)
Prepaid costs and other	(700)	(2,519)
Inventory	(4,673)	(3,979)
Accounts payable	(8,127)	5,029
Revenue payable	9,716	17,581
Other current liabilities	(15,792)	(4,465)

Net cash provided by operating activities	402,756	232,078

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures on oil and natural gas properties	(486,903)	(316,756)
Acquisition of oil and natural gas properties	(17,730)	—
Additions to other property and equipment	(3,750)	(3,716)
Proceeds from the sale of oil and natural gas properties and other assets	790	1,004
Settlements received from (paid on) derivatives not designated as hedges	(5,231)	77,590

Net cash used in investing activities	(512,824)	(241,878)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	840,500	672,650
Payments of long-term debt	(998,000)	(656,916)
Net proceeds from issuance of common stock	219,308	—
Exercise of stock options	4,371	4,501
Excess tax benefit related to stock-based compensation	8,968	3,357
Payments for loan origination costs	(2,299)	(8,933)
Purchase of treasury stock	(793)	(292)
Bank overdrafts	35,136	(6,624)

Net cash provided by financing activities	107,191	7,743

Net decrease in cash and cash equivalents	(2,877)	(2,057)
Cash and cash equivalents at beginning of period	3,234	17,752

Cash and cash equivalents at end of period	$357	$15,695

SUPPLEMENTAL CASH FLOWS:
Cash paid for interest and fees, net of $119 and $33 capitalized interest	$27,627	$13,291
Cash paid for income taxes	$17,771	$5,598
NON-CASH INVESTING ACTIVITIES:
Deferred tax effect of acquired oil and natural gas properties	$—	$(835)
The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2010
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
     Use of estimates in the preparation of financial statements. Preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Depletion of oil and natural gas properties is determined using estimates of proved oil and natural gas reserves. There are numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. Similarly, evaluations for impairment of proved and unproved oil and natural gas properties are subject to numerous uncertainties including, among others, estimates of future recoverable reserves and commodity price outlooks. Other significant estimates include, but are not limited to, asset retirement obligations, fair value of derivative financial instruments, purchase price allocations for business combinations and fair value of stock-based compensation.
     Interim financial statements. The accompanying consolidated financial statements of the Company have not been audited by the Company’s independent registered public accounting firm, except that the consolidated balance sheet at December 31, 2009 is derived from audited consolidated financial statements. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary to present fairly the Company’s financial position at September 30, 2010, its results of operations for the three and nine months ended September 30, 2010 and 2009 and its cash flows for the nine months ended September 30, 2010 and 2009. All such adjustments are of a normal recurring nature. In preparing the accompanying consolidated financial statements, management has made certain estimates and assumptions that affect reported amounts in the consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results.
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

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2010
Unaudited
     Future amortization expense of deferred loan costs at September 30, 2010 was as follows:

(in thousands)

Remaining 2010	$1,232
2011	4,973
2012	5,057
2013	3,433
2014	1,132
Thereafter	3,717

Total	$19,544

     Intangible assets. The Company capitalized certain operating rights acquired in 2008. The gross operating rights, which have no residual value, are amortized over the estimated economic life of approximately 25 years. Impairment will be assessed if indicators of potential impairment exist or when there is a material change in the remaining useful economic life. The following table reflects the gross and net intangible assets at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
(in thousands)	2010	2009

Gross intangible — operating rights	$38,717	$38,717
Accumulated amortization	(3,357)	(2,195)

Net intangible — operating rights	$35,360	$36,522

     The following table reflects amortization expense for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Amortization expense	$388	$387	$1,162	$1,168

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2010
Unaudited
     The following table reflects the estimated aggregate amortization expense for each of the periods presented below at September 30, 2010:

(in thousands)

Remaining 2010	$386
2011	1,549
2012	1,549
2013	1,549
2014	1,549
Thereafter	28,778

Total	$35,360

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
     The following tables reflect the Company’s natural gas imbalance positions at September 30, 2010 and December 31, 2009 as well as amounts reflected in oil and natural gas production expense for the three and nine months ended September 30, 2010 and 2009:

			September 30,	December 31,
(dollars in thousands)			2010	2009

Natural gas imbalance receivable (included in other assets)			$432	$444
Undertake position (Mcf)			96,002	98,584

Natural gas imbalance liability (included in asset retirement obligations and other long-term liabilities)			$512	$533
Overtake position (Mcf)			96,483	101,278

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2010	2009	2010	2009

Value of net undertake arising during the period decreasing oil and natural gas production expense	$(14)	$(9)	$(9)	$(49)
Net undertake position arising during the period (Mcf)	(3,221)	(1,882)	(2,213)	(11,951)
     Treasury stock. Treasury stock purchases are recorded at cost. Upon reissuance, the cost of treasury shares held is reduced by the average purchase price per share of the aggregate treasury shares held.

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2010
Unaudited
     General and administrative expense. The Company receives fees for the operation of jointly owned oil and natural gas properties and records such reimbursements as reductions of general and administrative expense. Such fees totaled approximately $3.5 million and $3.2 million for the three months ended September 30, 2010 and 2009, respectively, and $10.0 million and $8.6 million for the nine months ended September 30, 2010 and 2009, respectively.
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
     The following table reflects the Company’s capitalized exploratory well activity during the three and nine months ended September 30, 2010:

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2010	September 30, 2010

Beginning capitalized exploratory well costs	$32,862	$8,668
Additions to exploratory well costs pending the determination of proved reserves	60,649	125,145
Reclassifications due to determination of proved reserves	(62,488)	(102,790)
Exploratory well costs charged to expense	—	—

Ending capitalized exploratory well costs	$31,023	$31,023

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2010
Unaudited
     The following table provides an aging, at September 30, 2010 and December 31, 2009, of capitalized exploratory well costs based on the date drilling was completed:

	September 30,	December 31,
(in thousands)	2010	2009

Wells in drilling progress	$9,731	$1,767
Capitalized exploratory well costs that have been capitalized for a period of one year or less	21,292	6,901
Capitalized exploratory well costs that have been capitalized for a period greater than one year	—	—

Total capitalized exploratory well costs	$31,023	$8,668

     At September 30, 2010, the Company had 41 gross exploratory wells waiting on their completion, including 28 wells in the Texas Permian area, 11 wells in the New Mexico Permian area and two wells in the emerging plays area.
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
     The following table represents the allocation of the total purchase price of the Wolfberry Acquisitions to the acquired assets and liabilities. The allocation represents the fair values assigned to each of the assets acquired and liabilities assumed:

(in thousands)

Fair value of the Wolfberry Acquisitions’ net assets:
Proved oil and natural gas properties	$212,987
Unproved oil and natural gas properties	58,222

Total assets acquired	271,209

Asset retirement obligations assumed	(464)

Net purchase price	$270,745

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

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2010
Unaudited
     The following table summarizes the Company’s asset retirement obligation transactions recorded during the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Asset retirement obligations, beginning of period	$22,057	$14,386	$22,754	$16,809
Liabilities incurred from new wells	1,144	132	2,255	402
Accretion expense	405	220	1,177	799
Disposition of wells	—	(81)	—	(223)
Liabilities settled upon plugging and abandoning wells	(522)	(630)	(819)	(983)
Revision of estimates	(626)	107	(2,909)	(2,670)

Asset retirement obligations, end of period	$22,458	$14,134	$22,458	$14,134

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
     Private placement of equity. On July 19, 2010, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with certain third-party accredited investors (the “Purchasers”) to sell 6,622,517 shares of its common stock at a price of $45.30 per share in a private placement (the “Private Placement”) for aggregate cash consideration of approximately $300 million. Also, the Company entered into a registration rights agreement with the investors. The Company paid approximately $7.3 million in transaction costs, which includes the placement agent fee. The common stock was issued and sold simultaneously with the closing of the acquisition of substantially all of the oil and natural gas properties and related assets owned by Marbob Energy Corporation and certain affiliated entities (collectively, “Marbob”) (the “Marbob Acquisition”) on October 7, 2010 (See Note Q). The Company used the net proceeds to finance a portion of the Marbob Acquisition.
     Treasury stock. The restrictions on certain restricted stock awards issued to certain of the Company’s officers, directors and key employees lapsed, and upon the lapse of restrictions these individuals became liable for income taxes on the value of such shares. In accordance with the Company’s 2006 Stock Incentive Plan and the applicable restricted stock award agreements, some of such persons elected to deliver shares of the Company’s common stock to the Company in exchange for cash used to satisfy such tax liability. In total, at September 30, 2010 and December 31, 2009, the Company had acquired 27,044 and 12,380 shares, respectively, that were held as treasury stock in the approximate amounts of $1.2 million and $0.4 million, respectively.
Note G. Incentive plans
     Defined contribution plan. The Company sponsors a 401(k) defined contribution plan for the benefit of substantially all employees and maintained certain other acquired plans. Currently, the Company matches 100 percent of employee contributions, not to exceed 6 percent of the employee’s annual salary. The Company contributions to the plans for the three months ended September 30, 2010 and 2009, were approximately $0.3 million and $0.3 million, respectively, and approximately $0.4 million and $0.8 million for the nine months ended September 30, 2010 and 2009, respectively.

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2010
Unaudited
     Stock incentive plan. The Company’s 2006 Stock Incentive Plan (together with applicable stock option agreements and restricted stock agreements, the “Plan”) provides for granting stock options and restricted stock awards to employees and individuals associated with the Company. The following table shows the number of existing awards and awards available under the Plan at September 30, 2010:

Number of
Common Shares

Approved and authorized awards	5,850,000
Stock option grants, net of forfeitures	(3,463,720)
Restricted stock grants, net of forfeitures	(1,085,140)

Awards available for future grant	1,301,140

     Restricted stock awards. All restricted shares are treated as issued and outstanding in the accompanying consolidated balance sheets. Holders of restricted stock are eligible to vote and receive dividends, if any. If an employee terminates employment prior the restriction lapse date, the awarded shares that have not vested as of the date of termination of employment are forfeited and cancelled and are no longer considered issued and outstanding. A summary of the Company’s restricted stock awards activity under the Plan for the nine months ended September 30, 2010 is presented below:

	Number of	Grant Date
	Restricted	Fair Value
	Shares	Per Share

Restricted stock:

Outstanding at December 31, 2009	497,257
Shares granted	288,315	$50.20
Shares cancelled / forteited	(8,229)
Lapse of restrictions	(168,295)

Outstanding at September 30, 2010	609,048

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2010
Unaudited
     The following table summarizes information about stock-based compensation for the Company’s restricted stock awards for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010		2009

Grant date fair value for awards during the period and change in fair value due to modification:
Employee grants	$1,916	$382	$9,257	(a)	$5,002
Officer and director grants	215	84	5,290		1,934

Total	$2,131	$466	$14,547		$6,936

Stock-based compensation expense from restricted stock:
Employee grants	$1,450	$792	$3,568		$2,185
Officer and director grants	1,138	441	3,134		1,248

Total	$2,588	$1,233	$6,702		$3,433

Income taxes and other information:
Income tax benefit related to restricted stock	$972	$137	$2,525		$1,064
Deductions in current taxable income related to restricted stock	$6,227	$699	$9,186		$5,066

(a)	Includes effects of modifications to certain stock-based awards for the nine months ended September 30, 2009.
     Stock option awards. A summary of the Company’s stock option awards activity under the Plan for the nine months ended September 30, 2010 is presented below:

		Weighted
		Average
	Number of	Exercise
	Options	Price

Stock options:

Outstanding at December 31, 2009	2,156,503	$14.11
Options granted	—	$—
Options exercised	(465,365)	$9.39

Outstanding at September 30, 2010	1,691,138	$15.41

Vested at end of period	1,287,609	$13.56

Exercisable at end of period	875,525	$16.09

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2010
Unaudited
     The following table summarizes information about the Company’s vested and exercisable stock options outstanding at September 30, 2010:

			Weighted
			Average	Weighted
		Number	Remaining	Average
		of Stock	Contractual	Exercise	Intrinsic
		Options	Life	Price	Value

					(in thousands)
Vested options:

September 30, 2010:
Exercise price	$8.00	584,332	1.74 years	$8.00	$33,991
Exercise price	$12.00	92,450	4.24 years	$12.00	5,008
Exercise price	$12.50 - $15.50	311,250	6.12 years	$14.49	16,086
Exercise price	$20.00 - $23.00	234,453	7.55 years	$21.67	10,433
Exercise price	$28.00 - $37.27	65,124	7.76 years	$32.00	2,225

		1,287,609	4.34 years	$13.56	$67,743

Exercisable options:

September 30, 2010:
Exercise price	$8.00	190,076	2.76 years	$8.00	$11,057
Exercise price	$12.00	74,622	4.95 years	$12.00	4,042
Exercise price	$12.50 - $15.50	311,250	6.12 years	$14.49	16,086
Exercise price	$20.00 - $23.00	234,453	7.55 years	$21.67	10,433
Exercise price	$28.00 - $37.27	65,124	7.76 years	$32.00	2,225

		875,525	5.80 years	$16.09	$43,843

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2010
Unaudited
     The following table summarizes information about stock-based compensation for stock options for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Grant date fair value for awards during the period and change in fair value due to modification:

Employee grants	$—	$50	$—	$50
Officer and director grants (a)	—	2,907	—	4,361

Total	$—	$2,957	$—	$4,411

Stock-based compensation expense from stock options:

Employee grants	$39	$132	$125	$273
Officer and director grants	525	1,183	2,027	2,955

Total	$564	$1,315	$2,152	$3,228

Income taxes and other information:
Income tax benefit related to stock options	$213	$194	$812	$1,000
Deductions in current taxable income related to stock options exercised	$1,548	$1,729	$19,672	$8,886

(a)	The three and nine months ended September 30, 2009 include effects of modifications to certain stock-based awards.
     The Company used the simplified method that is accepted by the United States Securities and Exchange Commission (“SEC”) to calculate the expected term for stock options granted during the nine months ended September 30, 2009, since it did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its shares of common stock have been publicly traded. Expected volatilities are based on a combination of historical and implied volatilities of comparable companies.
     Future stock-based compensation expense. Future stock-based compensation expense based on the awards outstanding at September 30, 2010 is summarized in the table below:

	Restricted	Stock
(in thousands)	Stock	Options	Total

Remaining 2010	$2,599	$501	$3,100
2011	6,914	879	7,793
2012	4,039	184	4,223
2013	1,594	15	1,609
2014	90	—	90

Total	$15,236	$1,579	$16,815

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2010
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

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2010
Unaudited
     The fair value input hierarchy level to which an asset or liability measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety. The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2010, for each of the fair value hierarchy levels:

	Fair Value Measurements at Reporting Date Using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable	Fair Value at
	Identical Assets	Inputs	Inputs	September 30,
(in thousands)	(Level 1)	(Level 2)	(Level 3)	2010

Assets:
Commodity derivative price swap contracts	$—	$90,616	$—	$90,616
Commodity derivative price collar contracts	—	—	5,651	5,651

	—	90,616	5,651	96,267

Liabilities:
Commodity derivative price swap contracts	—	(83,879)	—	(83,879)
Commodity derivative basis swap contracts	—	(4,816)	—	(4,816)
Interest rate derivative swap contracts	—	(6,945)	—	(6,945)

	—	(95,640)	—	(95,640)

Net financial assets (liabilities)	$—	$(5,024)	$5,651	$627

     The following table sets forth a reconciliation of changes in the fair value of financial assets (liabilities) classified as Level 3 in the fair value hierarchy:

(in thousands)

Balance at December 31, 2009	$(945)
Realized and unrealized gains, net	9,730
Settlements (receipts), net	(3,134)

Balance at September 30, 2010	$5,651

Total gains for the period included in earnings attributable to the change in unrealized gains relating to assets (liabilities) still held at the reporting date	$6,596

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2010
Unaudited
Assets and Liabilities Measured at Fair Value on a Recurring Basis
     The following table presents the carrying amounts and fair values of the Company’s financial instruments at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value

Assets:
Derivative instruments	$43,444	$43,444	$24,923	$24,923

Liabilities:
Derivative instruments	$42,817	$42,817	$91,756	$91,756
Credit facility	$392,500	$396,491	$550,000	$528,849
8.625% senior notes due 2017	$296,120	$318,000	$295,836	$315,000
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

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2010
Unaudited
     Derivative instruments. The fair value of the Company’s derivative instruments are estimated by management considering various factors, including closing exchange and over-the-counter quotations and the time value of the underlying commitments. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following tables (i) summarize the valuation of each of the Company’s financial instruments by required pricing levels and (ii) summarize the gross fair value by the appropriate balance sheet classification, even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the Company’s consolidated balance sheets at September 30, 2010 and December 31, 2009:

	Fair Value Measurements Using
		Significant		Total
	Quoted Prices in	Other	Significant	Fair Value
	Active Markets for	Observable	Unobservable	at
	Identical Assets	Inputs	Inputs	September 30,
(in thousands)	(Level 1)	(Level 2)	(Level 3)	2010

Assets (1)
Current:(a)
Commodity derivative price swap contracts	$—	$47,557	$—	$47,557
Commodity derivative price collar contracts	—	—	5,651	5,651

	—	47,557	5,651	53,208

Noncurrent:(b)
Commodity derivative price swap contracts	—	43,059	—	43,059
Interest rate derivative swap contracts	—	—	—	—

	—	43,059	—	43,059

Liabilities (1)
Current:(a)
Commodity derivative price swap contracts	—	(48,233)	—	(48,233)
Commodity derivative basis swap contracts	—	(4,044)	—	(4,044)
Interest rate derivative swap contracts	—	(4,696)	—	(4,696)

	—	(56,973)	—	(56,973)

Noncurrent:(b)
Commodity derivative price swap contracts	—	(35,646)	—	(35,646)
Commodity derivative basis swap contracts	—	(772)	—	(772)
Interest rate derivative swap contracts	—	(2,249)	—	(2,249)

	—	(38,667)	—	(38,667)

Net financial assets	$—	$(5,024)	$5,651	$627

(a) Total current financial assets, gross basis				$(3,765)

(b) Total noncurrent financial assets, gross basis				4,392

Net financial assets				$627

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2010
Unaudited

	Fair Value Measurements Using
		Significant		Total
	Quoted Prices in	Other	Significant	Fair Value
	Active Markets for	Observable	Unobservable	at
	Identical Assets	Inputs	Inputs	December 31,
(in thousands)	(Level 1)	(Level 2)	(Level 3)	2009

Assets (1)
Current:(a)
Commodity derivative price swap contracts	$—	$13,850	$—	$13,850
Commodity derivative price collar contracts	—	—	134	134

	—	13,850	134	13,984

Noncurrent:(b)
Commodity derivative price swap contracts	—	35,016	—	35,016
Interest rate derivative swap contracts	—	1,369	—	1,369

	—	36,385	—	36,385

Liabilities (1)
Current:(a)
Commodity derivative price swap contracts	—	(65,351)	—	(65,351)
Commodity derivative basis swap contracts	—	(5,254)	—	(5,254)
Interest rate derivative swap contracts	—	(3,870)	—	(3,870)
Commodity derivative price collar contracts	—	—	(619)	(619)

	—	(74,475)	(619)	(75,094)

Noncurrent:(b)
Commodity derivative price swap contracts	—	(38,259)	—	(38,259)
Commodity derivative basis swap contracts	—	(3,389)	—	(3,389)
Commodity derivative price collar contracts	—	—	(460)	(460)

	—	(41,648)	(460)	(42,108)

Net financial liabilities	$—	$(65,888)	$(945)	$(66,833)

(a) Total current financial liabilities, gross basis				$(61,110)
(b) Total noncurrent financial liabilities, gross basis				(5,723)

Net financial liabilities				$(66,833)

(1)	The fair value of derivative instruments reported in the Company’s consolidated balance sheets are subject to netting arrangements and qualify for net presentation. The following table reports the net basis derivative fair values as reported in the consolidated balance sheets at September 30, 2010 and December 31, 2009:

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2010
Unaudited

	September 30,	December 31,
(in thousands)	2010	2009

Consolidated Balance Sheet Classification:

Current derivative contracts:
Assets	$23,339	$1,309
Liabilities	(27,104)	(62,419)

Net current	$(3,765)	$(61,110)

Noncurrent derivative contracts:
Assets	$20,105	$23,614
Liabilities	(15,713)	(29,337)

Net noncurrent	$4,392	$(5,723)

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
     The Company periodically reviews its proved oil and natural gas properties that are sensitive to oil and natural gas prices for impairment. Due primarily to downward adjustments to the economically recoverable resource potential associated with declines in commodity prices and well performance, the Company recognized impairment expense related to its proved oil and natural gas properties. The following table reports the carrying amounts, estimated fair values and impairment expense of long-lived assets for the three and nine months ended September 30, 2010 and 2009:

	Carrying	Estimated	Impairment
(in thousands)	Amount	Fair Value	Expense

Three Months Ended September 30, 2010	$4,083	$2,161	$1,922
Three Months Ended September 30, 2009	$1,760	$629	$1,131
Nine Months Ended September 30, 2010	$17,859	$8,625	$9,234
Nine Months Ended September 30, 2009	$15,935	$6,249	$9,686

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2010
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
     Measurement information for assets that are measured at fair value on a nonrecurring basis was as follows:

	Fair Value Measurements Using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	Impairment
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Loss

Three Months Ended September 30, 2010:
Impairment of long-lived assets	$—	$—	$2,161	$1,922
Asset retirement obligations incurred in current period	—	—	1,144

Three Months Ended September 30, 2009:
Impairment of long-lived assets	$—	$—	$629	$1,131
Asset retirement obligations incurred in current period	—	—	132

Nine Months Ended September 30, 2010:
Impairment of long-lived assets	$—	$—	$8,625	$9,234
Asset retirement obligations incurred in current period	—	—	2,255

Nine Months Ended September 30, 2009:
Impairment of long-lived assets	$—	$—	$6,249	$9,686
Asset retirement obligations incurred in current period	—	—	402
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

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2010
Unaudited
     New commodity derivative contracts in the first nine months of 2010. During the nine months ended September 30, 2010, the Company entered into additional commodity derivative contracts to hedge a portion of its estimated future production. The following table summarizes information about these additional commodity derivative contracts:

	Aggregate	Index		Contract
	Volume	Price		Period

Oil (volumes in Bbls):
Price swap	670,000	$83.72	(a)	1/1/10 – 12/31/10
Price swap	195,000	$76.85	(a)	3/1/10 – 12/31/10
Price swap	1,463,000	$88.63	(a)	5/1/10 – 12/31/10
Price swap	3,714,000	$85.15	(a)	1/1/11 – 12/31/11
Price swap	3,573,000	$88.56	(a)	1/1/12 – 12/31/12
Price swap	261,000	$82.50	(a)	7/1/12 – 12/31/12
Price swap	1,380,000	$82.58	(a)	1/1/13 – 12/31/13
Price swap	1,248,000	$83.94	(a)	1/1/14 – 12/31/14
Price swap	600,000	$84.50	(a)	1/1/15 – 6/30/15

Natural gas (volumes in MMBtus):
Price swap	418,000	$5.99	(b)	2/1/10 – 12/31/10
Price swap	1,250,000	$5.55	(b)	3/1/10 – 12/31/10
Price swap	5,076,000	$6.14	(b)	1/1/11 – 12/31/11
Price swap	300,000	$6.54	(b)	1/1/12 – 12/31/12

(a)	The index prices for the oil price swaps are based on the NYMEX-West Texas Intermediate monthly average futures price.

(b)	The index prices for the natural gas price swaps are based on the NYMEX-Henry Hub last trading day futures price.

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2010
Unaudited
     Commodity derivative contracts at September 30, 2010. The following table sets forth the Company’s outstanding commodity derivative contracts at September 30, 2010:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Oil Swaps: (a)
2010:
Volume (Bbl)				1,651,936	1,651,936
Price per Bbl				$76.43	$76.43
2011:
Volume (Bbl)	1,858,436	1,781,436	1,665,436	1,567,436	6,872,744
Price per Bbl	$81.34	$81.54	$81.77	$82.00	$81.65
2012:
Volume (Bbl)	1,113,000	1,098,000	1,069,000	1,058,000	4,338,000
Price per Bbl	$92.37	$92.52	$92.99	$93.14	$92.75
2013:
Volume (Bbl)	345,000	345,000	345,000	345,000	1,380,000
Price per Bbl	$82.58	$82.58	$82.58	$82.58	$82.58
2014:
Volume (Bbl)	312,000	312,000	312,000	312,000	1,248,000
Price per Bbl	$83.94	$83.94	$83.94	$83.94	$83.94
2015:
Volume (Bbl)	300,000	300,000	—	—	600,000
Price per Bbl	$84.50	$84.50	—	—	$84.50

Natural Gas Swaps: (b)
2010:
Volume (MMBtu)				2,258,000	2,258,000
Price per MMBtu				$6.03	$6.03
2011:
Volume (MMBtu)	1,569,000	3,069,000	3,069,000	3,069,000	10,776,000
Price per MMBtu	$6.36	$6.62	$6.62	$6.62	$6.58
2012:
Volume (MMBtu)	75,000	75,000	75,000	75,000	300,000
Price per MMBtu	$6.54	$6.54	$6.54	$6.54	$6.54

Natural Gas Collars: (b)
2010:
Volume (MMBtu)				1,500,000	1,500,000
Price per MMBtu				$6.00 - $6.80	$6.00 - $6.80
2011:
Volume (MMBtu)	1,500,000	—	—	—	1,500,000
Price per MMBtu	$6.00 - $6.80	—	—	—	$6.00 - $6.80

Natural Gas Basis Swaps: (c)
2010:
Volume (MMBtu)				2,100,000	2,100,000
Price per MMBtu				$0.85	$0.85
2011:
Volume (MMBtu)	1,800,000	1,800,000	1,800,000	1,800,000	7,200,000
Price per MMBtu	$0.87	$0.76	$0.76	$0.76	$0.79

(a)	The index prices for the oil price swaps are based on the NYMEX-West Texas Intermediate monthly average futures price.

(b)	The index prices for the natural gas price swaps and collars are based on the NYMEX-Henry Hub last trading day futures price.

(c)	The basis differential between the El Paso Permian delivery point and NYMEX Henry Hub delivery point.

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2010
Unaudited
     Interest rate derivative contracts. The Company has interest rate swaps which fix the LIBOR interest rate on $300 million of the Company’s bank debt at 1.90 percent for three years beginning in May 2009. For this portion of the Company’s bank debt, the all-in interest rate will be calculated by adding the fixed rate of 1.90 percent to a margin that ranges from 2.00 percent to 3.00 percent, depending on the amount of bank debt outstanding.
     The following table summarizes the gains and losses reported in earnings related to the commodity and interest rate derivative instruments for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Gain (loss) on derivatives not designated as hedges:

Cash (payments on) receipts from derivatives not designated as hedges:
Commodity derivatives:
Oil	$1,034	$13,971	$(11,951)	$70,383
Natural gas	4,258	3,395	10,378	9,227
Interest rate derivatives	(1,224)	(1,241)	(3,658)	(2,020)

Mark-to-market gain (loss):
Commodity derivatives:
Oil	(79,815)	(12,821)	40,926	(156,920)
Natural gas	10,300	(8,442)	30,978	(13,460)
Interest rate derivatives	(660)	(2,645)	(4,444)	(1,645)

Total gain (loss) on derivatives not designated as hedges	$(66,107)	$(7,783)	$62,229	$(94,435)

     All of the Company’s derivative contracts at September 30, 2010 are expected to settle by June 30, 2015.
Note J. Debt
     The Company’s debt consisted of the following at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
(in thousands)	2010	2009

Credit facility	$392,500	$550,000
8.625% unsecured senior notes due 2017	300,000	300,000
Less: unamortized original issue discount	(3,880)	(4,164)
Less: current portion	—	—

Total long-term debt	$688,620	$845,836

     Credit facility. The Company’s credit facility, as amended (the “Credit Facility”), has a maturity date of July 31, 2013. At September 30, 2010, the Company’s borrowing base was $1.2 billion, it had letters of credit outstanding under the Credit Facility of approximately $25,000, and its availability to borrow additional funds was approximately $807.5 million. On October 7, 2010, in connection with the closing of the Marbob Acquisition (See Note Q), the Company entered into an amendment to its Credit Facility to increase the borrowing base from $1.2 billion to $2.0 billion. The next scheduled borrowing base redetermination will be in April 2011. Between scheduled borrowing base redeterminations, the Company and, if requested by 66 2/3 percent of the lenders, the lenders may each request one special redetermination.

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2010
Unaudited
     Advances on the Credit Facility bear interest, at the Company’s option, based on (i) the prime rate of JPMorgan Chase Bank (“JPM Prime Rate”) (3.25 percent at September 30, 2010) or (ii) a Eurodollar rate (substantially equal to the London Interbank Offered Rate). At September 30, 2010, the interest rates of Eurodollar rate advances and JPM Prime Rate advances varied, with interest margins ranging from 200 to 300 basis points and 112.5 to 212.5 basis points, respectively, per annum depending on the debt balance outstanding. At September 30, 2010, the Company paid commitment fees on the unused portion of the available borrowing base of 50 basis points per annum.
     The Credit Facility also includes a same-day advance facility under which the Company may borrow funds from the administrative agent. Same-day advances cannot exceed $25 million and the maturity dates cannot exceed fourteen days. The interest rate on the same-day advance facility is the JPM Prime Rate plus the applicable interest margin.
     The Company’s obligations under the Credit Facility are secured by a first lien on substantially all of the Company’s oil and natural gas properties. In addition, all of the Company’s subsidiaries are guarantors and all general partner, limited partner and membership interests in the Company’s subsidiaries owned by the Company have been pledged to secure borrowings under the Credit Facility. The Credit Facility contains various restrictive covenants and compliance requirements which include (a) maintenance of certain financial ratios, including (i) a quarterly ratio of total debt to consolidated earnings before interest expense, income taxes, depletion, depreciation, and amortization, exploration expense and other noncash income and expenses to be no greater than 4.0 to 1.0, and (ii) a ratio of current assets to current liabilities, excluding noncash assets and liabilities related to financial derivatives and asset retirement obligations and including the unfunded amounts under the Credit Facility, to be no less than 1.0 to 1.0; (b) limits on the incurrence of additional indebtedness and certain types of liens; (c) restrictions as to mergers, combinations and dispositions of assets; and (d) restrictions on the payment of cash dividends. At September 30, 2010, the Company was in compliance with its covenants under the Credit Facility.
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
     The Company may redeem some or all of the Senior Notes at any time on or after October 1, 2013 at the redemption prices specified in the indenture governing the Senior Notes. The Company may also redeem up to 35 percent of the Senior Notes using all or a portion of the net proceeds of certain public sales of equity interests completed before October 1, 2012 at a redemption price as specified in the indenture. If the Company sells certain assets or experiences specific kinds of change of control, each as described in the indenture, each holder of the Senior Notes will have the right to require the Company to repurchase the Senior Notes at a purchase price described in the indenture plus accrued and unpaid interest, if any, to the date of repurchase. At September 30, 2010, the Company was in compliance with its covenants in the indenture governing the Senior Notes.

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2010
Unaudited
     Future interest expense from the original issue discount on the Senior Notes at September 30, 2010 was as follows:

(in thousands)

Remaining 2010	$100
2011	421
2012	462
2013	507
2014	557
Thereafter	1,833

Total	$3,880

     Principal maturities of debt. Principal maturities of debt outstanding at September 30, 2010 are as follows:

(in thousands)

2010	$—
2011	—
2012	—
2013	392,500
2014 and thereafter	300,000

Total	$692,500

     Interest expense. The following amounts have been incurred and charged to interest expense for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Cash payments for interest	$5,983	$6,395	$27,746	$13,324
Amortization of original issue discount	97	13	284	13
Amortization of deferred loan costs	1,227	883	3,431	2,596
Write-off of deferred loan costs and original issue discount	—	57	—	57
Net changes in accruals	4,792	(524)	2,951	1,422

Interest costs incurred	12,099	6,824	34,412	17,412
Less: capitalized interest	(63)	(15)	(119)	(33)

Total interest expense	$12,036	$6,809	$34,293	$17,379

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2010
Unaudited
Note K. Commitments and contingencies
     Severance agreements. The Company has entered into severance and change in control agreements with all of its senior officers. The current annual salaries for the Company’s senior officers covered under such agreements total approximately $2.1 million.
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
     Daywork commitments. The Company periodically enters into contractual arrangements under which the Company is committed to expend funds to drill wells in the future, including agreements to secure drilling rig services, which require the Company to make future minimum payments to the rig operators. The Company records drilling commitments in the periods in which well capital is incurred or rig services are provided. The following table summarizes the Company’s future drilling commitments at September 30, 2010:

	Payments Due By Period
		Less than	1 - 3	3 - 5	More than
(in thousands)	Total	1 year	years	years	5 years

Daywork drilling contracts with related parties (a)	$1,000	$1,000	$—	$—	$—
Other daywork drilling contracts	250	250	—	—	—

Total contractual drilling commitments	$1,250	$1,250	$—	$—	$—

(a)	Consists of daywork drilling contracts with Silver Oak Drilling, LLC, an affiliate of Chase Oil Corporation (“Chase Oil”), a stockholder of the Company.

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2010
Unaudited
     Operating leases. The Company leases vehicles, equipment and office facilities under non-cancellable operating leases. Lease payments associated with these operating leases for the three months ended September 30, 2010 and 2009 were approximately $0.3 million and $0.7 million, respectively, and approximately $1.4 million and $1.9 million for the nine months ended September 30, 2010 and 2009, respectively. Future minimum lease commitments under non-cancellable operating leases at September 30, 2010 were as follows:

(in thousands)

Remaining 2010	$847
2011	2,445
2012	2,199
2013	2,151
2014 and thereafter	5,903

Total	$13,545

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
     The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration. Management monitors Company-specific, oil and natural gas industry and worldwide economic factors and assesses the likelihood that the Company’s net operating loss carryforwards (“NOLs”) and other deferred tax attributes in the United States, state, and local tax jurisdictions will be utilized prior to their expiration. At September 30, 2010, the Company had no valuation allowances related to its deferred tax assets.
     At September 30, 2010, the Company did not have any significant uncertain tax positions requiring recognition in the financial statements. The tax years 2004 through 2009 remain subject to examination by the major tax jurisdictions.

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2010
Unaudited
     Income tax provision. The Company’s income tax provision (benefit) and amounts separately allocated were attributable to the following items for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Tax expense (benefit) related to income (loss) from operations	$10,082	$21,824	$124,766	$(11,973)

Changes in stockholders’ equity:
Excess tax benefits related to stock-based compensation	(2,265)	(365)	(8,968)	(3,357)

	$7,817	$21,459	$115,798	$(15,330)

     The Company’s income tax provision (benefit) attributable to income (loss) from operations consisted of the following for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Current:
U.S. federal	$18	$2,766	$12,524	$8,060
U.S. state and local	529	1,099	2,254	1,807

	547	3,865	14,778	9,867

Deferred:
U.S. federal	8,715	15,941	98,307	(19,162)
U.S. state and local	820	2,018	11,681	(2,678)

	9,535	17,959	109,988	(21,840)

	$10,082	$21,824	$124,766	$(11,973)

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2010
Unaudited
     The Company’s provision for income taxes differed from the U.S. federal statutory rate of 35 percent primarily due to state income taxes and non-deductible expenses. The reconciliation between the tax expense computed by multiplying pretax income by the U.S. federal statutory rate and the reported amounts of income tax expense (benefit) was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Income (loss) at U.S. federal statutory rate	$10,800	$14,555	$118,038	$(13,529)
State income taxes (net of federal tax effect)	824	1,762	9,005	(830)
Statutory depletion	(54)	—	(232)	—
Nondeductible expense & other	(1,488)	5,507	(2,045)	2,386

Income tax expense (benefit)	$10,082	$21,824	$124,766	$(11,973)

Effective tax rate	32.7%	52.5%	37.0%	31.0%
Note M. Related parties
     The following tables summarize charges incurred with and payments made to the Company’s related parties and reported in the consolidated statements of operations, as well as outstanding payables and receivables included in the consolidated balance sheets for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Charges incurred with Chase Oil and affiliates (a)	$11,395	$5,670	$26,902	$18,939

Working interests owned by employees: (b)
Revenues distributed to employees	$49	$130	$220	$192
Joint interest payments received from employees	$293	$95	$868	$979
Acquisition of oil and natural gas interests from an employee	$363	$—	$363	$—

Overriding royalty interests paid to Chase Oil affiliates (c)	$412	$402	$1,458	$901

Royalty interests paid to a director of the Company (d)	$42	$39	$121	$95

Amounts paid under consulting agreement with Steven L. Beal (e)	$64	$63	$194	$63

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2010
Unaudited

	September 30,	December 31,
(in thousands)	2010	2009
Amounts included in accounts receivable — related parties:
Chase Oil and affiliates (a)	$197	$87
Working interests owned by employees (b)	$114	$129

Amounts included in accounts payable — related parties:
Chase Oil and affiliates (a)	$—	$9
Working interests owned by employees (b)	$9	$15
Overriding royalty interests of Chase Oil affiliates (c)	$454	$255
Royalty interests of a director of the Company (d)	$11	$12

(a)	The Company incurred charges for services rendered in the ordinary course of business from Chase Oil and its affiliates including a drilling contractor, an oilfield services company, a supply company, a drilling fluids supply company, a pipe and tubing supplier, a fixed base operator of aircraft services and a software company. The tables above summarize the charges incurred as well as outstanding payables and receivables.

(b)	The Company purchased oil and natural gas properties from third parties in which employees of the Company owned a working interest. The tables above summarize the Company’s activities with these employees. During the three and nine months ended September 30, 2010, the Company acquired oil and natural gas interests from an employee of the Company.

(c)	Certain persons affiliated with Chase Oil own overriding royalty interests in certain of the Company’s properties. The tables above summarize the amounts paid attributable to such interests and amounts due at period end.

(d)	Royalties are paid on certain properties, located in Andrews County, Texas, to a partnership of which one of the Company’s directors is the general partner and owns a 3.5 percent partnership interest. The tables above summarize the amounts paid attributable to such interest and amounts due at period end.

(e)	On June 30, 2009, Steven L. Beal, the Company’s then president and chief operating officer, retired from such positions. On June 9, 2009, the Company entered into a consulting agreement (the “Consulting Agreement”) with Mr. Beal, under which Mr. Beal began serving as a consultant to the Company on July 1, 2009. Either the Company or Mr. Beal may terminate the consulting relationship at any time by giving ninety days written notice to the other party; however, the Company may terminate the relationship immediately for cause. During the term of the consulting relationship, Mr. Beal will receive a consulting fee of $20,000 per month and a monthly reimbursement for his medical and dental coverage costs. If Mr. Beal dies during the term of the Consulting Agreement, his estate will receive a $60,000 lump sum payment. As part of the consulting agreement, certain of Mr. Beal’s stock-based awards were modified to permit vesting and exercise under the original terms of the stock-based awards as if Mr. Beal were still an employee of the Company while he is performing consulting services for the Company. The tables above summarize the Company’s activities pursuant to the consulting agreement with this director.
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
     Purchase of residence. During the second quarter of 2010, the Company purchased the Houston, Texas residence of an officer of the Company. To effectuate the purchase, the Company engaged a third-party relocation company, who executed the purchase for

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2010
Unaudited
$920,000 and will subsequently sell the officer’s residence. The third-party relocation company appraised the fair value of the residence at $920,000.
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
     The following table is a reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Weighted average common shares outstanding:

Basic	91,182	85,061	90,361	84,798
Dilutive common stock options	845	789	892	—
Dilutive restricted stock	413	238	378	—

Diluted	92,440	86,088	91,631	84,798

     Because the Company reported a net loss for the nine months ended September 30, 2009, a total of 2,338,749 stock options and 477,795 restricted shares, outstanding at September 30, 2009, were not included in the diluted loss per share computations. The inclusion of these equity instruments would have been anti-dilutive; therefore, the weighted average common shares reported for basic and diluted net loss per share were the same.

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2010
Unaudited
Note O. Other current liabilities
     The following table provides the components of the Company’s other current liabilities at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
(in thousands)	2010	2009

Other current liabilities:
Accrued production costs	$26,360	$24,128
Payroll related matters	9,754	14,490
Accrued interest	12,999	10,055
Asset retirement obligations	2,182	3,262
Other	10,803	8,160

Other current liabilities	$62,098	$60,095

Note P. Subsidiary guarantors
     All of the Company’s wholly-owned subsidiaries have fully and unconditionally guaranteed the Senior Notes of the Company (See Note J). In accordance with practices accepted by the SEC, the Company has prepared Condensed Consolidating Financial Statements in order to quantify the assets, results of operations and cash flows of such subsidiaries as subsidiary guarantors. The following Condensed Consolidating Balance Sheets at September 30, 2010 and December 31, 2009, and Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2010 and 2009 and Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2010 and 2009, present financial information for Concho Resources Inc. as the parent on a stand-alone basis (carrying any investments in subsidiaries under the equity method), financial information for the subsidiary guarantors on a stand-alone basis (carrying any investment in non-guarantor subsidiaries under the equity method), and the consolidation and elimination entries necessary to arrive at the information for the Company on a consolidated basis. All current and deferred income taxes are recorded on Concho Resources Inc., as the subsidiaries are flow-through entities for income tax purposes. The subsidiary guarantors are not restricted from making distributions to the Company.

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2010
Unaudited
Condensed Consolidating Balance Sheet
September 30, 2010

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

ASSETS
Accounts receivable — related parties	$3,917,586	$775,450	$(4,692,725)	$311
Other current assets	30,546	207,819	—	238,365
Total oil and natural gas properties, net	—	3,178,793	—	3,178,793
Total property and equipment, net	—	17,105	—	17,105
Investment in subsidiaries	1,187,490	—	(1,187,490)	—
Total other long-term assets	39,650	67,451	—	107,101

Total assets	$5,175,272	$4,246,618	$(5,880,215)	$3,541,675

LIABILITIES AND EQUITY
Accounts payable — related parties	$1,968,955	$2,724,244	$(4,692,725)	$474
Other current liabilities	36,704	312,967	—	349,671
Other long-term liabilities	692,371	21,917	—	714,288
Long-term debt	688,620	—	—	688,620
Equity	1,788,622	1,187,490	(1,187,490)	1,788,622

Total liabilities and equity	$5,175,272	$4,246,618	$(5,880,215)	$3,541,675

Condensed Consolidating Balance Sheet
December 31, 2009

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

ASSETS
Accounts receivable — related parties	$2,715,307	$1,738,382	$(4,453,473)	$216
Other current assets	33,561	183,481	—	217,042
Total oil and natural gas properties, net	—	2,840,583	—	2,840,583
Total property and equipment, net	—	15,706	—	15,706
Investment in subsidiaries	876,154	—	(876,154)	—
Total other long-term assets	44,291	53,247	—	97,538

Total assets	$3,669,313	$4,831,399	$(5,329,627)	$3,171,085

LIABILITIES AND EQUITY
Accounts payable — related parties	$790,251	$3,663,513	$(4,453,473)	$291
Other current liabilities	68,706	268,017	—	336,723
Other long-term liabilities	629,092	23,715	—	652,807
Long-term debt	845,836	—	—	845,836
Equity	1,335,428	876,154	(876,154)	1,335,428

Total liabilities and equity	$3,669,313	$4,831,399	$(5,329,627)	$3,171,085

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2010
Unaudited
Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2010

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Total operating revenues	$—	$240,496	$—	$240,496
Total operating costs and expenses	(64,846)	(129,236)	—	(194,082)

Income (loss) from operations	(64,846)	111,260	—	46,414
Interest expense	(12,036)	—	—	(12,036)
Other, net	107,739	(3,521)	(107,739)	(3,521)

Income before income taxes	30,857	107,739	(107,739)	30,857
Income tax expense	(10,082)	—	—	(10,082)

Net income	$20,775	$107,739	$(107,739)	$20,775

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2009

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Total operating revenues	$—	$153,494	$—	$153,494
Total operating costs and expenses	(9,083)	(95,816)	—	(104,899)

Income (loss) from operations	(9,083)	57,678	—	48,595
Interest expense	(6,809)	—	—	(6,809)
Other, net	57,478	(200)	(57,478)	(200)

Income before income taxes	41,586	57,478	(57,478)	41,586
Income tax expense	(21,824)	—	—	(21,824)

Net income	$19,762	$57,478	$(57,478)	$19,762

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2010
Unaudited
Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2010

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Total operating revenues	$—	$668,206	$—	$668,206
Total operating costs and expenses	60,209	(352,972)	—	(292,763)

Income from operations	60,209	315,234	—	375,443
Interest expense	(34,293)	—	—	(34,293)
Other, net	311,336	(3,898)	(311,336)	(3,898)

Income before income taxes	337,252	311,336	(311,336)	337,252
Income tax expense	(124,766)	—	—	(124,766)

Net income	$212,486	$311,336	$(311,336)	$212,486

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2009

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Total operating revenues	$—	$366,828	$—	$366,828
Total operating costs and expenses	(86,376)	(301,379)	—	(387,755)

Income (loss) from operations	(86,376)	65,449	—	(20,927)
Interest expense	(17,379)	—	—	(17,379)
Other, net	65,101	(348)	(65,101)	(348)

Income (loss) before income taxes	(38,654)	65,101	(65,101)	(38,654)
Income tax benefit	11,973	—	—	11,973

Net income (loss)	$(26,681)	$65,101	$(65,101)	$(26,681)

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2010
Unaudited
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2010

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Net cash flows provided by (used in) operating activities	$(68,526)	$471,282	$—	$402,756
Net cash flows used in investing activities	(3,539)	(509,285)	—	(512,824)
Net cash flows provided by financing activities	72,055	35,136	—	107,191

Net decrease in cash and cash equivalents	(10)	(2,867)	—	(2,877)
Cash and cash equivalents at beginning of period	48	3,186	—	3,234

Cash and cash equivalents at end of period	$38	$319	$—	$357

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2009

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Net cash flows provided by (used in) operating activities	$(91,954)	$324,032	$—	$232,078
Net cash flows provided by (used in) investing activities	77,590	(319,468)	—	(241,878)
Net cash flows provided by (used in) financing activities	14,367	(6,624)	—	7,743

Net increase (decrease) in cash and cash equivalents	3	(2,060)	—	(2,057)
Cash and cash equivalents at beginning of period .	—	17,752	—	17,752

Cash and cash equivalents at end of period .	$3	$15,692	$—	$15,695

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2010
Unaudited
Note Q. Subsequent events
     Marbob Acquisition. On July 19, 2010, the Company entered into an asset purchase agreement to acquire certain of the oil and natural gas leases, interests, properties and related assets owned by Marbob for aggregate consideration of (i) cash in the amount of $1.45 billion, (ii) the issuance by the Company to Marbob of an 8 percent unsecured promissory note due 2018 in the aggregate principal amount of $150 million and (iii) the issuance to Marbob of approximately 1.1 million shares of the Company’s common stock, subject to purchase price adjustments, which included downward purchase price adjustments based on the exercise of third parties of contractual preferential rights to purchase certain interests in properties to be acquired from Marbob.
     In October 2010, the Company closed the Marbob Acquisition. At closing, the Company paid approximately $1.1 billion in cash plus the unsecured promissory note and common stock described above for a total purchase price of approximately $1.3 billion. The total purchase price as originally announced was reduced due to third party contractual preferential rights to purchase certain of the interests in the Marbob properties. The Marbob Acquisition remains subject to certain post-closing adjustments. Certain of the third parties’ contractual preferential rights became subject to litigation, as discussed below. The Company funded the cash consideration in the Marbob Acquisition with borrowings under its Credit Facility and proceeds from the Private Placement.
     Marbob preferential rights. Certain of the Marbob interests in properties contained contractual preferential rights to purchase by third parties if Marbob were to sell them. Marbob informed the Company of its receipt of a notice from BP America Production Company (“BP”) electing to exercise its contractual preferential purchase right to purchase interests in certain of Marbob’s properties as a result of the Marbob Acquisition.
     On July 20, 2010, BP announced it was selling all its assets in the Permian Basin to a subsidiary of Apache Corporation (“Apache”). Marbob and BP owned common interests in certain properties subject to contractual preferential rights to purchase. BP and Apache contested Marbob’s ability to exercise its contractual preferential rights in this situation. As a result, Marbob and the Company filed suit against BP and Apache seeking declaratory judgment and injunctive relief to protect Marbob’s contractual right to have the option to purchase these interests in these common properties.
     On October 15, 2010, the Company and Marbob resolved the litigation with BP and Apache related to the disputed contractual preferential rights. As a result of the settlement, we acquired a non-operated interest in substantially all of the oil and natural gas assets subject to the litigation for approximately $286 million. This acquisition remains subject to certain post-closing adjustments. The Company funded the acquisition with borrowings under its Credit Facility.
     New commodity derivative contracts. In October 2010, the Company entered into the following oil price swaps to hedge additional amounts of its estimated future oil production:

	Aggregate	Index	Contract
	Volume	Price(a)	Period

Oil (volumes in Bbls):
Price swap	378,000	$85.62	1/1/11 - 6/30/11
Price swap	200,000	$83.47	1/1/11 - 11/30/11
Price swap	2,568,000	$85.98	1/1/11 - 12/31/11
Price swap	96,000	$86.80	7/1/11 - 12/31/11
Price swap	540,000	$86.84	1/1/12 - 6/30/12
Price swap	389,000	$86.95	1/1/12 - 11/30/12
Price swap	1,914,000	$87.58	1/1/12 - 12/31/12

(a)	The index prices for the oil price swaps are based on the NYMEX-West Texas Intermediate monthly average futures price.

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2010
Unaudited
Note R. Supplementary information
Capitalized costs

	September 30,	December 31,
(in thousands)	2010	2009

Oil and natural gas properties:
Proved	$3,647,441	$3,139,424
Unproved	224,274	218,580
Less: accumulated depletion	(692,922)	(517,421)

Net capitalized costs for oil and natural gas properties	$3,178,793	$2,840,583

Costs incurred for oil and natural gas producing activities (a)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Property acquisition costs:
Proved	$3,762	$(467)	$17,501	$(1,475)
Unproved	10,874	7,618	31,903	12,200
Exploration	74,740	26,065	136,673	111,005
Development	88,310	64,554	334,222	179,783

Total costs incurred for oil and natural gas properties	$177,686	$97,770	$520,299	$301,513

(a)	The costs incurred for oil and natural gas producing activities includes the following amounts of asset retirement obligations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Proved property acquisition costs	$—	$—	$—	$—
Exploration costs	321	(70)	573	150
Development costs	197	309	(1,227)	(2,418)

Total	$518	$239	$(654)	$(2,268)

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
     During the fourth quarter of 2009, we closed the Wolfberry Acquisitions, as discussed below. The results of these acquisitions are included in our results of operations beginning January 1, 2010. As a result, many comparisons between periods will be difficult or impossible.
     Certain statements in our discussion below are forward-looking statements. These forward-looking statements involve risks and uncertainties. We caution that a number of factors could cause actual results to differ materially from these implied or expressed by the forward-looking statements. Please see “Cautionary Statement Regarding Forward-Looking Statements.”
Overview
     We are an independent oil and natural gas company engaged in the acquisition, development and exploration of producing oil and natural gas properties. Our core operations are primarily focused in the Permian Basin of Southeast New Mexico and West Texas. We have also acquired significant acreage positions in and are actively involved in the drilling or participating in drilling of emerging plays including the Bone Spring located in the Permian Basin of Southeast New Mexico and the Bakken play in the Williston Basin of North Dakota, where we are applying horizontal drilling, advanced fracture stimulation and enhanced recovery technologies. Crude oil comprised 67 percent of our 211.5 million barrels of oil equivalent (“MMBoe”) of estimated net proved reserves at December 31, 2009, and 68 percent of our 10.6 MMBoe of production for the nine months ended September 30, 2010. We seek to operate the wells in which we own an interest, and we operated wells that accounted for 95.3 percent of our proved developed producing cash flows discounted to present value at 10 percent (“PV-10”) and 66.4 percent of our 3,960 gross wells at December 31, 2009. By controlling operations, we are able to more effectively manage the cost and timing of exploration and development of our properties, including the drilling and stimulation methods used.
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
     Although we cannot predict the occurrence of events that may affect future commodity prices or the degree to which these prices will be affected, the prices for any commodity that we produce will generally approximate current market prices in the geographic region of the production. From time to time, we expect that we may economically hedge a portion of our commodity price risk to mitigate the impact of price volatility on our business. See Note I of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding our commodity hedge positions at September 30, 2010.

     Oil and natural gas prices have been subject to significant fluctuations during the past several years. In general, oil prices were significantly higher during the comparable periods of 2010 measured against 2009, while natural gas prices were moderately higher. The following table sets forth the average NYMEX oil and natural gas prices for the three and nine months ended September 30, 2010 and 2009, as well as the high and low NYMEX prices for the same periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Average NYMEX prices:
Oil (Bbl)	$76.09	$68.24	$77.60	$57.22
Natural gas (MMBtu)	$4.24	$3.42	$4.54	$3.90

High and Low NYMEX prices:

Oil (Bbl):
High	$82.55	$74.37	$86.84	$74.37
Low	$71.63	$59.52	$68.01	$33.98

Natural gas (MMBtu):
High	$4.92	$4.88	$6.01	$6.07
Low	$3.65	$2.51	$3.65	$2.51
     Further, the NYMEX oil price and NYMEX natural gas price reached highs and lows of $83.90 and $79.49 per Bbl and $4.04 and $3.29 per MMBtu, respectively, during the period from October 1, 2010 to November 2, 2010. At November 2, 2010, the NYMEX oil price and NYMEX natural gas price were $83.90 per Bbl and $3.87 per MMBtu, respectively.
Recent Events
     Marbob acquisition. On July 19, 2010, we entered into an asset purchase agreement to acquire substantially all of the oil and natural gas leases, interests, properties and related assets owned by Marbob Energy Corporation and certain affiliates (“Marbob”) for aggregate consideration of (i) cash in the amount of $1.45 billion, (ii) our issuance to Marbob of an 8 percent unsecured promissory note due 2018 in the aggregate principal amount of $150 million and (iii) the issuance to Marbob of approximately 1.1 million shares of our common stock, subject to purchase price adjustments, which included downward purchase price adjustments based on the exercise of third parties of contractual preferential rights to purchase certain interests in properties to be acquired from Marbob.
     The Marbob assets are primarily located in the Permian Basin of Southeast New Mexico, including a large acreage position contiguous to our core Yeso play on the Southeast New Mexico Shelf and a significant acreage position in the emerging Bone Spring play in Southeast New Mexico. These assets are a complement to our New Mexico Shelf position and significantly increase our Yeso drilling inventory. In addition, Marbob’s Bone Spring acreage, when coupled with our existing acreage, gives us a significant acreage position in one of the newest emerging plays in the industry and adds a significant new area of potential growth to our portfolio. We also retained most of Marbob’s experienced technical and operational staff.
     In October 2010, we closed the Marbob acquisition. At closing, we paid approximately $1.1 billion in cash plus the unsecured promissory note and common stock described above for a total purchase price of approximately $1.3 billion. The total purchase price as originally announced was reduced due to third party contractual preferential rights to purchase certain of the interests in the Marbob properties. The Marbob acquisition remains subject to certain post-closing adjustments. Certain of the third parties’ contractual preferential rights became subject to litigation as discussed below. We funded the Marbob acquisition with borrowings under our credit facility and proceeds from the private placement, discussed later.
     Marbob preferential rights. Certain of the Marbob interests in properties contained contractual preferential rights to purchase by third parties if Marbob were to sell them. Marbob informed us of its receipt of a notice from BP America Production Company (“BP”) electing to exercise its contractual preferential purchase right to purchase interests in certain of Marbob’s properties as a result of the Marbob acquisition.

     On July 20, 2010, BP announced it was selling all its assets in the Permian Basin to a subsidiary of Apache Corporation (“Apache”). Marbob and BP owned common interests in certain properties subject to contractual preferential rights to purchase. BP and Apache contested Marbob’s ability to exercise its contractual preferential rights in this situation. As a result, Marbob and we filed suit against BP and Apache seeking declaratory judgment and injunctive relief to protect Marbob’s contractual right to have the option to purchase these interests in these common properties.
     On October 15, 2010, we and Marbob resolved the litigation with BP and Apache related to the disputed contractual preferential rights. As a result of the settlement, we acquired a non-operated interest in substantially all the oil and natural gas assets subject to the litigation for approximately $286 million. This acquisition remains subject to certain post-closing adjustments. We funded the acquisition with borrowings under our credit facility.
     Private placement of equity. On July 19, 2010, we entered into a common stock purchase agreement with certain third-party accredited investors to sell 6.6 million shares of our common stock at a price of $45.30 per share in a private placement for aggregate cash consideration of approximately $300 million. We paid approximately $7.3 million in transaction costs, which includes the placement agent fee. On October 7, 2010, we closed the private placement simultaneously with the closing of the Marbob acquisition.
     Credit facility amendment . On October 7, 2010, we amended our credit facility simultaneously with the closing of the Marbob acquisition to increase the borrowing base from $1.2 billion to $2.0 billion. We paid our bank group approximately $23.6 million associated with the amendment to increase the borrowing base. Pro forma at September 30, 2010, after taking into account the closing of the Marbob acquisition, the resolution of the Marbob preferential right dispute, the closing of the credit facility amendment, the private placement and estimated related transaction costs, we estimate our outstanding indebtedness under our credit facility would have been approximately $1.5 billion and our availability under our credit facility would have been approximately $470 million.
     2011 capital budget. In November 2010, we announced our 2011 capital budget of approximately $1.1 billion, which we expect can be funded substantially within our cash flow, based on current commodity prices and our expectations. As our size and financial flexibility have grown, we now take a longer-term view on spending substantially within our cash flow, and our spending during any specific period may exceed our cash flow for that period. However, our capital budget is largely discretionary, and if we experience sustained oil and natural gas prices significantly below the current levels or substantial increases in our drilling and completion costs, we may reduce our capital spending program to be substantially within our cash flow.
     Our capital budget does not include acquisitions (other than the customary purchase of leasehold acreage). The following is a summary of our 2011 capital budget:

2011
(in millions)	Budget

Drilling and recompletion opportunities in our core operating area	$736
Projects operated by third parties	68
Emerging plays, acquisition of leasehold acreage and other property interests, geological and geophysical and other	200
Facilities and other capital in our core operating areas	100

Total	$1,104

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
     2010 capital budget. In August 2010, we announced the increase of our 2010 capital budget to $700 million. After considering additional operations on assets acquired as a result of the Marbob acquisition and the Marbob preferential right dispute, we expect

2010 capital expenditures to total approximately $760 million, which does not include the costs of acquisitions other than customary leasehold purchases of leasehold acreage. Based on current commodity prices and our expectations, we believe our 2010 planned capital expenditures, excluding the effects of acquisitions, will exceed our 2010 cash flow. As our size and financial flexibility have grown, we now take a longer-term view on spending substantially within our cash flow, and our spending during any specific period may exceed our cash flow for that period. However, our capital expenditure plan is largely discretionary, and if we experience sustained oil and natural gas prices significantly below the current levels or substantial increases in our drilling and completion costs, we may reduce our capital spending program to be substantially within our cash flow. The following is a summary of our 2010 capital budget and current 2010 planned capital expenditures:

		Current 2010
	2010	Planned Capital
(in millions)	Budget	Expenditures (a)

Drilling and recompletion opportunities in our core operating area	$538	$592
Projects operated by third parties	10	10
Emerging plays, acquisition of leasehold acreage and other property interests, geological and geophysical and other	117	118
Facilities and other capital in our core operating areas	35	40

Total	$700	$760

(a)	Includes estimated planned capital expenditures on the assets acquired as a result of the Marbob acquisition and the Marbob preferential right dispute.
Derivative Financial Instruments
     Derivative financial instrument exposure. At September 30, 2010, the fair value of our financial derivatives was a net asset of $0.6 million. All of our counterparties to these financial derivatives are a party to our credit facility and have their outstanding debt commitments and derivative exposures collateralized pursuant to our credit facility. Under the terms of our financial derivative instruments and their collateralization under our credit facility, we do not have exposure to potential “margin calls” on our financial derivative instruments. We currently have no reason to believe that our counterparties to these commodity derivative contracts are not financially viable. Our credit facility does not allow us to offset amounts we may owe a lender against amounts we may be owed related to our financial instruments with such party.

     New commodity derivative contracts. During the nine months ended September 30, 2010, we entered into additional commodity derivative contracts to hedge a portion of our estimated future production. The following table summarizes information about these additional commodity derivative contracts for the nine months ended September 30, 2010.

	Aggregate	Index		Contract
	Volume	Price		Period

Oil (volumes in Bbls)
Price swap	670,000	$83.72	(a)	1/1/10 – 12/31/10
Price swap	195,000	$76.85	(a)	3/1/10 – 12/31/10
Price swap	1,463,000	$88.63	(a)	5/1/10 – 12/31/10
Price swap	3,714,000	$85.15	(a)	1/1/11 – 12/31/11
Price swap	3,573,000	$88.56	(a)	1/1/12 – 12/31/12
Price swap	261,000	$82.50	(a)	7/1/12 – 12/31/12
Price swap	1,380,000	$82.58	(a)	1/1/13 – 12/31/13
Price swap	1,248,000	$83.94	(a)	1/1/14 – 12/31/14
Price swap	600,000	$84.50	(a)	1/1/15 – 6/30/15

Natural gas (volumes in MMBtus):
Price swap	418,000	$5.99	(b)	2/1/10 – 12/31/10
Price swap	1,250,000	$5.55	(b)	3/1/10 – 12/31/10
Price swap	5,076,000	$6.14	(b)	1/1/11 – 12/31/11
Price swap	300,000	$6.54	(b)	1/1/12 – 12/31/12

(a)	The index prices for the oil price swaps are based on the NYMEX-West Texas Intermediate monthly average futures price.

(b)	The index prices for the natural gas price swaps are based on the NYMEX-Henry Hub last trading day futures price.
     In October 2010, we entered into the following oil price swaps to hedge additional amounts of our estimated future oil production:

	Aggregate	Index	Contract
	Volume	Price (a)	Period

Oil (volumes in Bbls):
Price swap	378,000	$85.62	1/1/11 – 6/30/11
Price swap	200,000	$83.47	1/1/11 – 11/30/11
Price swap	2,568,000	$85.98	1/1/11 – 12/31/11
Price swap	96,000	$86.80	7/1/11 – 12/31/11
Price swap	540,000	$86.84	1/1/12 – 6/30/12
Price swap	389,000	$86.95	1/1/12 – 11/30/12
Price swap	1,914,000	$87.58	1/1/12 – 12/31/12

(a)	The index prices for the oil price swaps are based on the NYMEX-West Texas Intermediate monthly average futures price.

Results of Operations
     The following table sets forth summary information concerning our production results, average sales prices and operating costs and expenses for the three and nine months ended September 30, 2010 and 2009. The actual historical data in this table excludes results from the Wolfberry Acquisitions for periods prior to January 1, 2010.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Production and operating data:
Net production volumes:
Oil (MBbl)	2,656	1,912	7,163	5,430
Natural gas (MMcf)	7,460	5,753	20,393	16,122
Total (MBoe)	3,899	2,871	10,562	8,117

Average daily production volumes:
Oil (Bbl)	28,870	20,783	26,238	19,890
Natural gas (Mcf)	81,087	62,533	74,700	59,055
Total (Boe)	42,384	31,205	38,688	29,733

Average prices:
Oil, without derivatives (Bbl)	$71.90	$63.44	$73.73	$53.00
Oil, with derivatives (Bbl) (a)	$72.29	$70.75	$72.06	$65.96
Natural gas, without derivatives (Mcf)	$6.64	$5.60	$6.87	$4.90
Natural gas, with derivatives (Mcf) (a)	$7.21	$6.19	$7.38	$5.48
Total, without derivatives (Boe)	$61.68	$53.46	$63.27	$45.19
Total, with derivatives (Boe) (a)	$63.04	$59.51	$63.12	$55.00

Operating costs and expenses per Boe:
Lease operating expenses and workover costs	$5.70	$4.81	$6.07	$5.74
Oil and natural gas taxes	$5.86	$4.05	$5.50	$3.63
Depreciation, depletion and amortization	$15.88	$19.10	$16.08	$19.46
General and administrative	$3.86	$4.43	$4.37	$4.76

(a)	Includes the effect of the cash settlements received from (paid on) commodity derivatives not designated as hedges and reported in operating costs and expenses. The following table reflects the amounts of cash settlements received from (paid on) commodity derivatives not designated as hedges that were included in computing average prices with derivatives and reconciles to the amount in gain (loss) on derivatives not designated as hedges as reported in the consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Gain (loss) on derivatives not designated as hedges:
Cash (payments on) receipts from oil derivatives	$1,034	$13,971	$(11,951)	$70,383
Cash receipts from natural gas derivatives	4,258	3,395	10,378	9,227
Cash payments on interest rate derivatives	(1,224)	(1,241)	(3,658)	(2,020)
Unrealized mark-to-market gain (loss) on commodity and interest rate derivatives	(70,175)	(23,908)	67,460	(172,025)

Gain (loss) on derivatives not designated as hedges	$(66,107)	$(7,783)	$62,229	$(94,435)

     The following table presents selected financial and operating information for the fields which represented greater than 15 percent of our total proved reserves at December 31, 2009 and 2008, respectively:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010		2009	2010		2009
	West	Grayburg	Grayburg	West	Grayburg	Grayburg
	Wolfberry	Jackson	Jackson	Wolfberry	Jackson	Jackson
Production and operating data:
Net production volumes:
Oil (MBbl)	455	451	390	1,142	1,248	1,038
Natural gas (MMcf)	1,378	1,250	1,068	3,356	3,532	2,972
Total (MBoe)	684	660	568	1,701	1,837	1,533

Average prices:
Oil, without derivatives (Bbl)	$73.45	$71.87	$64.89	$75.55	$73.80	$53.54
Natural gas, without derivatives (Mcf)	$6.91	$7.20	$5.89	$7.19	$7.32	$5.09
Total, without derivatives (Boe)	$62.70	$62.82	$55.62	$64.89	$64.23	$46.12

Production costs per Boe:
Lease operating expenses including workovers	$4.63	$5.03	$4.74	$4.50	$5.77	$5.77
Oil and natural gas taxes	$4.06	$5.43	$4.73	$4.27	$5.55	$3.95

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
     Oil and natural gas revenues. Revenue from oil and natural gas operations was $240.5 million for the three months ended September 30, 2010, an increase of $87.0 million (57 percent) from $153.5 million for the three months ended September 30, 2009. This increase was primarily due to increases in realized oil and natural gas prices and increased production (i) as a result of the Wolfberry Acquisitions and (ii) due to successful drilling efforts during 2009 and 2010. Specifically the:
•	average realized oil price (excluding the effects of derivative activities) was $71.90 per Bbl during the three months ended September 30, 2010, an increase of 13 percent from $63.44 per Bbl during the three months ended September 30, 2009;

•	total oil production was 2,656 MBbl for the three months ended September 30, 2010, an increase of 744 MBbl (39 percent) from 1,912 MBbl for the three months ended September 30, 2009;

•	average realized natural gas price (excluding the effects of derivative activities) was $6.64 per Mcf during the three months ended September 30, 2010, an increase of 19 percent from $5.60 per Mcf during the three months ended September 30, 2009; and

•	total natural gas production was 7,460 MMcf for the three months ended September 30, 2010, an increase of 1,707 MMcf (30 percent) from 5,753 MMcf for the three months ended September 30, 2009.
     Production expenses. The following table provides the components of our total oil and natural gas production costs for the three months ended September 30, 2010 and 2009:

	Three Months Ended
	September 30,
	2010		2009
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

Lease operating expenses	$22,213	$5.70	$13,573	$4.73
Taxes:
Ad valorem	2,195	0.56	954	0.33
Production	20,664	5.30	10,682	3.72
Workover costs	—	—	230	0.08

Total oil and natural gas production expenses	$45,072	$11.56	$25,439	$8.86

     Among the cost components of production expenses, in general, we have some control over lease operating expenses and workover costs on properties we operate, but production and ad valorem taxes are directly related to commodity price changes.
     The lease operating expenses during the third quarter of 2009 include the benefit of approximately $2.3 million ($0.79 per Boe) related to an overestimate of costs in the prior periods.
     Lease operating expenses were $22.2 million ($5.70 per Boe) for the three months ended September 30, 2010, an increase of $8.6 million (64 percent) from $13.6 million ($4.73 per Boe) for the three months ended September 30, 2009. The increase in lease operating expenses was primarily due to (i) our wells successfully drilled and completed in 2009 and 2010, (ii) additional interests acquired in the Wolfberry Acquisitions in December 2009 and (iii) the benefit of the overestimate of costs in periods prior to third quarter 2009 mentioned above. The increase in lease operating expenses per Boe was in part due to the benefit of the overestimate of costs in periods prior to third quarter 2009 mentioned above, offset in part by additional production from our wells successfully drilled and completed in 2009 and 2010 where we are receiving benefits from economies of scale.
     Ad valorem taxes have increased primarily as a result of increased valuations of our Texas properties, and the increase in our number of wells primarily associated with the Wolfberry Acquisitions and 2009 and 2010 drilling activity.

     Production taxes per unit of production were $5.30 per Boe during the three months ended September 30, 2010, an increase of 42 percent from $3.72 per Boe during the three months ended September 30, 2009. The increase was related to the increase in commodity prices and our increase in oil and natural gas revenues related to increased volumes coupled with a $2.2 million ($0.56 per Boe) increase in production taxes related to prior period adjustments on one of our assets in our New Mexico Permian area. Over the same period, our per Boe prices (excluding the effects of derivatives) increased 15 percent.
     Workover expenses were approximately $0.2 million for the three months ended September 30, 2009, which were primarily related to workovers in the New Mexico Permian area performed to restore production.
     Exploration and abandonments expense. The following table provides a breakdown of our exploration and abandonments expense for the three months ended September 30, 2010 and 2009:

	Three Months Ended
	September 30,
(in thousands)	2010	2009

Geological and geophysical	$449	$2,120
Exploratory dry holes	—	474
Leasehold abandonments and other	3,176	182

Total exploration and abandonments	$3,625	$2,776

     Our geological and geophysical expense, which primarily consists of the costs of acquiring and processing seismic data, geophysical data and core analysis, was $0.4 million and $2.1 million for the three months ended September 30, 2010 and 2009, respectively.
     During the three months ended September 30, 2009, we wrote-off additional costs associated with a prior quarter unsuccessful exploratory well in our Texas Permian area.
     For the three months ended September 30, 2010 and 2009, we recorded $3.2 million and $0.2 million, respectively, of leasehold abandonments, which were primarily related to non-core prospects in our New Mexico Permian and Texas Permian areas.
     Depreciation, depletion and amortization expense. The following table provides components of our depreciation, depletion and amortization expense for the three months ended September 30, 2010 and 2009:

	Three Months Ended
	September 30,
	2010		2009
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

Depletion of proved oil and natural gas properties	$60,746	$15.58	$53,824	$18.75
Depreciation of other property and equipment	766	0.20	624	0.22
Amortization of intangible asset — operating rights	388	0.10	387	0.13

Total depletion, depreciation and amortization	$61,900	$15.88	$54,835	$19.10

Oil price used to estimate proved oil reserves at period end	$73.85		$67.00
Natural gas price used to estimate proved natural gas reserves at period end	$4.41		$3.30
     Depletion of proved oil and natural gas properties was $60.7 million ($15.58 per Boe) for the three months ended September 30, 2010, an increase of $6.9 million (13 percent) from $53.8 million ($18.75 per Boe) for the three months ended September 30, 2009. The increase in depletion expense was primarily due to capitalized costs associated with new wells that were successfully drilled and completed in 2009 and 2010 and the Wolfberry Acquisitions, and was offset in part by the increase in the oil and natural gas prices between the periods utilized to determine proved reserves. The decrease in depletion expense per Boe was primarily due to (i) the increase in the oil and natural gas prices between the periods utilized to determine proved reserves, (ii) the increase in proved reserves from the successful 2009 and 2010 drilling of unproved properties and (iii) the increase in total proved reserves due to the new rules related to disclosures of oil and natural gas reserves issued by the United States Securities and Exchange Commission (the “SEC”).
     On December 31, 2009, we adopted the new SEC rules related to disclosures of oil and natural gas reserves. As a result of these new SEC rules, we recorded an additional 13.6 MMBoe of proved reserves in 2009. We included the additional proved reserves in our depletion computation in the fourth quarter of 2009 and first three quarters of 2010. Our third quarter of 2010 depletion expense rate was $15.58 per Boe, which is lower than past quarters in part due to these additional proved reserves. In the future, making comparisons to prior periods as it relates to our depletion rate may be difficult as a result of these new SEC rules.
     The amortization of the intangible asset is a result of the value assigned to the operating rights that we acquired in the July 2008 acquisition of Henry Petroleum LP and certain entities and individuals affiliated with Henry Petroleum LP (collectively the “Henry Entities”). The intangible asset is currently being amortized over an estimated life of approximately 25 years.
     Impairment of long-lived assets. We periodically review our long-lived assets to be held and used, including proved oil and natural gas properties accounted for under the successful efforts method of accounting. Due primarily to downward adjustments to the economically recoverable proved reserves associated with declines in commodity prices and well performance, we recognized a non-cash charge against earnings of $1.9 million during the three months ended September 30, 2010, which was primarily attributable to natural gas related properties in our New Mexico Permian area. For the three months ended September 30, 2009, we recognized a non-cash charge against earnings of $1.1 million, which was primarily attributable to a downward revision of proved reserves primarily related to a property in our New Mexico Permian area.
     General and administrative expenses. The following table provides components of our general and administrative expenses for the three months ended September 30, 2010 and 2009:

	Three Months Ended
	September 30,
	2010		2009
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

General and administrative expenses — recurring	$15,227	$3.92	$10,986	$3.83
Non-recurring bonus paid to Henry Entities’ employees	121	0.03	2,369	0.83
Non-cash stock-based compensation — stock options	564	0.14	1,315	0.46
Non-cash stock-based compensation — restricted stock	2,588	0.66	1,233	0.43
Less: Third-party operating fee reimbursements	(3,455)	(0.89)	(3,188)	(1.11)

Total general and administrative expenses	$15,045	$3.86	$12,715	$4.44

     General and administrative expenses were $15.0 million ($3.86 per Boe) for the three months ended September 30, 2010, an increase of $2.3 million (18 percent) from $12.7 million ($4.44 per Boe) for the three months ended September 30, 2009. The increase in general and administrative expenses was primarily due to (i) an increase in non-cash stock-based compensation for stock-based compensation awards and (ii) an increase in the number of employees and related personnel expenses to handle our increased activities, partially offset by (i) a single month of the non-recurring bonus due to the Henry Entities’ employees in the third quarter of 2010 and (ii) an increase in third-party operating fee reimbursements. The decrease in total general and administrative expenses per Boe was primarily due to increased production associated with (i) additional production from our wells successfully drilled and completed in 2009 and 2010 and (ii) additional production from our Wolfberry Acquisitions for which we added no administrative personnel.
     In connection with the Henry Entities acquisition in July 2008, we agreed to pay certain of the Henry Entities’ former employees a predetermined bonus amount, in addition to the compensation we pay these employees, at each of the first and second anniversaries of the closing of the acquisition. Since these employees earned this bonus over the two years following the acquisition and it is outside of our control, we are reflecting the cost in our general and administrative costs as non-recurring. The final payment of the Henry Entities bonuses occurred in July 2010.

     We earn reimbursements as operator of certain oil and natural gas properties in which we own interests. As such, we earned reimbursements of $3.5 million and $3.2 million during the three months ended September 30, 2010 and 2009, respectively. This reimbursement is reflected as a reduction of general and administrative expenses in the consolidated statements of operations.
     Loss on derivatives not designated as hedges. The following table sets forth the cash settlements and the non-cash mark-to-market adjustment for the derivative contracts not designated as hedges for the three months ended September 30, 2010 and 2009:

	Three Months Ended
	September 30,
(in thousands)	2010	2009

Cash payments (receipts):
Commodity derivatives — oil	$(1,034)	$(13,971)
Commodity derivatives — natural gas	(4,258)	(3,395)
Financial derivatives — interest	1,224	1,241

Mark-to-market (gain) loss:
Commodity derivatives — oil	79,815	12,821
Commodity derivatives — natural gas	(10,300)	8,442
Financial derivatives — interest	660	2,645

Loss on derivatives not designated as hedges	$66,107	$7,783

     Interest expense. The following table sets forth interest expense, weighted average interest rates and weighted average debt balances for the three months ended September 30, 2010 and 2009:

	Three Months Ended
	September 30,
(dollars in thousands)	2010	2009

Interest expense	$12,036	$6,809

Weighted average interest rate	5.5%	3.2%

Weighted average debt balance	$698,038	$664,633
     In September 2009, we refinanced $300 million of our credit facility debt with 8.625 percent unsecured senior notes. The increase in our weighted average interest rate and the increase in interest expense of approximately $5.2 million was primarily due to the higher interest rate on the unsecured senior notes.
     Income tax provisions. We recorded income tax expense of $10.1 million and $21.8 million for the three months ended September 30, 2010 and 2009, respectively. The effective income tax rate for the three months ended September 30, 2010 and 2009 was 32.7 percent and 52.5 percent, respectively. At September 30, 2010 and 2009, we estimate our annual effective tax rate to be approximately 37.0 percent and 31.0 percent, respectively, (which is discussed later in this document) and at June 30, 2010 and 2009 we estimated our annual effective tax rate to be 37.4 percent and 42.1 percent, respectively. The annual effective tax rate is determined by estimating the annual permanent tax differences and the annual pre-tax book income. Our estimates involve assumptions we believe to be reasonable at the time of the estimation. The three months ended September 30, 2010 and 2009 includes approximately $1.3 million of tax benefit and $8.9 million of tax expense, respectively, associated with the effects of the change in the six months ended June 30, 2010 and 2009 and nine months ended September 30, 2010 and 2009 estimated annual effective tax rates.
     We expect to record an approximate $8 million charge to income tax expense in the fourth quarter of 2010 to increase the tax rate we have utilized to record our net deferred tax liability. This increase in tax rate is due to an increase in our overall blended statutory state income tax rate, which is a result of the assets acquired in the Marbob acquisition and the Marbob preferential right dispute being located in New Mexico where the state income tax rate is higher than in Texas.

Nine months ended September 30, 2010 Compared to Nine months ended September 30, 2009
     Oil and natural gas revenues. Revenue from oil and natural gas operations was $668.2 million for the nine months ended September 30, 2010, an increase of $301.4 million (82 percent) from $366.8 million for the nine months ended September 30, 2009. This increase was primarily due to increases in realized oil and natural gas prices and increased production (i) as a result of the Wolfberry Acquisitions and (ii) due to successful drilling efforts during 2009 and 2010. Specifically the:
•	average realized oil price (excluding the effects of derivative activities) was $73.73 per Bbl during the nine months ended September 30, 2010, an increase of 39 percent from $53.00 per Bbl during the nine months ended September 30, 2009;

•	total oil production was 7,163 MBbl for the nine months ended September 30, 2010, an increase of 1,733 MBbl (32 percent) from 5,430 MBbl for the nine months ended September 30, 2009;

•	average realized natural gas price (excluding the effects of derivative activities) was $6.87 per Mcf during the nine months ended September 30, 2010, an increase of 40 percent from $4.90 per Mcf during the nine months ended September 30, 2009; and

•	total natural gas production was 20,393 MMcf for the nine months ended September 30, 2010, an increase of 4,271 MMcf (26 percent) from 16,122 MMcf for the nine months ended September 30, 2009.
     Production expenses. The following table provides the components of our total oil and natural gas production costs for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended
	September 30,
	2010		2009
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

Lease operating expenses	$60,928	$5.77	$45,867	$5.65
Taxes:
Ad valorem	7,387	0.70	3,445	0.42
Production	50,717	4.80	26,047	3.21
Workover costs	3,188	0.30	663	0.08

Total oil and natural gas production expenses	$122,220	$11.57	$76,022	$9.36

     Among the cost components of production expenses, in general, we have some control over lease operating expenses and workover costs on properties we operate, but production and ad valorem taxes are directly related to commodity price changes.
     Lease operating expenses were $60.9 million ($5.77 per Boe) for the nine months ended September 30, 2010, an increase of $15.1 million (33 percent) from $45.9 million ($5.65 per Boe) for the nine months ended September 30, 2009. The increase in lease operating expenses was primarily due to (i) our wells successfully drilled and completed in 2009 and 2010 and (ii) additional interests acquired in the Wolfberry Acquisitions in December 2009. The increase in lease operating expenses per Boe was primarily due to (i) our wells successfully drilled and completed in 2009 and 2010 and (ii) additional interests acquired in the Wolfberry Acquisitions in December 2009, offset in part by additional production from our wells successfully drilled and completed in 2009 and 2010 where we are receiving benefits from economies of scale.
     Ad valorem taxes have increased primarily as a result of increased valuations of our Texas properties and the increase in our number of wells primarily associated with the Wolfberry Acquisitions and 2009 and 2010 drilling activity.
     Production taxes per unit of production were $4.80 per Boe during the nine months ended September 30, 2010, an increase of 50 percent from $3.21 per Boe during the nine months ended September 30, 2009. The increase was directly related to the increase in commodity prices and our increase in oil and natural gas revenues related to increased volumes coupled with a $2.2 million ($0.21 per

Boe) increase in production taxes related to prior periods on one of our assets in our New Mexico Permian area. Over the same period, our per Boe prices (excluding the effects of derivatives) increased 40 percent.
     Workover expenses were approximately $3.2 million and $0.7 million for the nine months ended September 30, 2010 and 2009, respectively. The 2010 amounts related primarily to increased workovers during the first two quarters of 2010 in our New Mexico Permian area due to work performed to restore production, whereas the 2009 amounts related primarily to workovers in our Texas Permian area.
     Exploration and abandonments expense. The following table provides a breakdown of our exploration and abandonments expense for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended
	September 30,
(in thousands)	2010	2009

Geological and geophysical	$1,677	$3,245
Exploratory dry holes	218	2,340
Leasehold abandonments and other	3,903	4,610

Total exploration and abandonments	$5,798	$10,195

     Our geological and geophysical expense, which primarily consists of the costs of acquiring and processing seismic data, geophysical data and core analysis, was approximately $1.7 million and $3.2 million for the nine months ended September 30, 2010 and 2009, respectively.
     During the nine months ended September 30, 2009, we wrote-off an unsuccessful exploratory well in our Arkansas emerging play and two unsuccessful exploratory wells in our Texas Permian area.
     For the nine months ended September 30, 2010, we recorded $3.9 million of leasehold abandonments, which were primarily related to non-core prospects in our New Mexico Permian and Texas Permian areas. For the nine months ended September 30, 2009, we recorded approximately $4.6 million of leasehold abandonments, which related primarily to the write-off of four non-core prospects in our New Mexico Permian area and three non-core prospects in our Texas Permian area.
     Depreciation, depletion and amortization expense. The following table provides components of our depreciation, depletion and amortization expense for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended
	September 30,
	2010		2009
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

Depletion of proved oil and natural gas properties	$166,514	$15.77	$154,819	$19.07
Depreciation of other property and equipment	2,168	0.21	1,998	0.25
Amortization of intangible asset — operating rights	1,162	0.10	1,168	0.14

Total depletion, depreciation and amortization	$169,844	$16.08	$157,985	$19.46

Oil price used to estimate proved oil reserves at period end	$73.85		$67.00
Natural gas price used to estimate proved natural gas reserves at period end	$4.41		$3.30
     Depletion of proved oil and natural gas properties was $166.5 million ($15.77 per Boe) for the nine months ended September 30, 2010, an increase of $11.7 million (8 percent) from $154.8 million ($19.07 per Boe) for the nine months ended September 30, 2009. The increase in depletion expense was primarily due to capitalized costs associated with new wells that were successfully drilled and completed in 2009 and 2010 and the Wolfberry Acquisitions, and was offset in part by the increase in the oil and natural gas prices between the periods utilized to determine proved reserves. The decrease in depletion expense per Boe was primarily due to (i) the increase in the oil and natural gas prices between the periods utilized to determine proved reserves, (ii) the increase in proved reserves from the successful 2009 and 2010 drilling of unproved properties and (iii) the increase in total proved reserves due to the new SEC rules related to disclosures of oil and natural gas reserves.
     On December 31, 2009, we adopted the new SEC rules related to disclosures of oil and natural gas reserves. As a result of these new SEC rules, we recorded an additional 13.6 MMBoe of proved reserves in 2009. We included the additional proved reserves in our depletion computation in the fourth quarter of 2009 and first three quarters of 2010. Our depletion expense rate for the nine months ended September 30, 2010, was $15.77 per Boe, which is lower than the same period last year in part due to these additional proved reserves. In the future, making comparisons to prior periods as it relates to our depletion rate may be difficult as a result of these new SEC rules.
     The amortization of the intangible asset is a result of the value assigned to the operating rights that we acquired in the July 2008 acquisition of Henry Petroleum LP and certain entities and individuals affiliated with the Henry Entities. The intangible asset is currently being amortized over an estimated life of approximately 25 years.
     Impairment of long-lived assets. We periodically review our long-lived assets to be held and used, including proved oil and natural gas properties accounted for under the successful efforts method of accounting. Due primarily to downward adjustments to the economically recoverable proved reserves associated with declines in commodity prices and well performance, we recognized a non-cash charge against earnings of $9.2 million during the nine months ended September 30, 2010, which was primarily attributable to natural gas related properties in our New Mexico Permian area. For the nine months ended September 30, 2009, we recognized a non-cash charge against earnings of $9.7 million, which was primarily attributable to non-core natural gas related properties in our New Mexico Permian area.
     General and administrative expenses. The following table provides components of our general and administrative expenses for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended
	September 30,
	2010		2009
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

General and administrative expenses — recurring	$42,223	$4.01	$32,925	$4.06
Non-recurring bonus paid to Henry Entities’ employees	5,059	0.48	7,680	0.95
Non-cash stock-based compensation — stock options	2,152	0.20	3,228	0.40
Non-cash stock-based compensation — restricted stock	6,702	0.63	3,433	0.42
Less: Third-party operating fee reimbursements	(9,995)	(0.95)	(8,633)	(1.06)

Total general and administrative expenses	$46,141	4.37	$38,633	$4.77

     General and administrative expenses were $46.1 million ($4.37 per Boe) for the nine months ended September 30, 2010, an increase of $7.5 million (19 percent) from $38.6 million ($4.77 per Boe) for the nine months ended September 30, 2009. The increase in general and administrative expenses was primarily due to (i) an increase in non-cash stock-based compensation for stock-based compensation awards and (ii) an increase in the number of employees and related personnel expenses to handle our increased activities, partially offset by (i) a decrease in the non-recurring bonus due to the Henry Entities employees (discussed in the next paragraph) and (ii) an increase in third-party operating fee reimbursements. The decrease in total general and administrative expenses per Boe was primarily due to increased production associated with (i) additional production from our wells successfully drilled and completed in 2009 and 2010 and (ii) additional production from our Wolfberry Acquisitions for which we added no administrative personnel.
     In connection with the Henry Entities acquisition in July 2008, we agreed to pay certain of the Henry Entities’ former employees a predetermined bonus amount, in addition to the compensation we pay these employees, at each of the first and second anniversaries of the closing of the acquisition. Since these employees earned this bonus over the two years following the acquisition and it is outside of our control, we are reflecting the cost in our general and administrative costs as non-recurring. The final payment of the Henry Entities bonuses occurred in July 2010.

     We earn reimbursements as operator of certain oil and natural gas properties in which we own interests. As such, we earned reimbursements of $10.0 million and $8.6 million during the nine months ended September 30, 2010 and 2009, respectively. This reimbursement is reflected as a reduction of general and administrative expenses in the consolidated statements of operations.
     (Gain) loss on derivatives not designated as hedges. The following table sets forth the cash settlements and the non-cash mark-to-market adjustment for the derivative contracts not designated as hedges for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended
	September 30,
(in thousands)	2010	2009

Cash payments (receipts):
Commodity derivatives — oil	$11,951	$(70,383)
Commodity derivatives — natural gas	(10,378)	(9,227)
Financial derivatives — interest	3,658	2,020
Mark-to-market (gain) loss:
Commodity derivatives — oil	(40,926)	156,920
Commodity derivatives — natural gas	(30,978)	13,460
Financial derivatives — interest	4,444	1,645

(Gain) loss on derivatives not designated as hedges	$(62,229)	$94,435

     Interest expense. The following table sets forth interest expense, weighted average interest rates and weighted average debt balances for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended
	September 30,
(dollars in thousands)	2010	2009

Interest expense	$34,293	$17,379

Weighted average interest rate	5.4%	2.7%

Weighted average debt balance	$690,797	$666,864
     In September 2009, we refinanced $300 million of our credit facility debt with 8.625 percent unsecured senior notes. The increase in our weighted average interest rate and the increase in interest expense of approximately $16.9 million was primarily due to the higher interest rate on the unsecured senior notes. The increase in the weighted average debt balance during the nine months ended September 30, 2010 is due, in part, to our borrowings under our credit facility to finance the Wolfberry Acquisitions, offset by a partial repayment on our credit facility in February 2010 with the net proceeds of our equity offering.
     Income tax provisions. We recorded income tax expense of $124.8 million and an income tax benefit of $12.0 million for the nine months ended September 30, 2010 and 2009, respectively. The effective income tax rate for the nine months ended September 30, 2010 and 2009 was 37.0 percent and 31.0 percent, respectively. The lower annual effective tax rate in 2009 compared to 2010 is primarily due to the estimated annual 2010 and 2009 permanent tax differences compared to the related current estimated annual pre-tax book income. The estimated annual effective tax rate for 2010 and 2009 at June 30, 2010 and 2009 was 37.0 percent and 42.1 percent, respectively, based on the then estimated 2010 and 2009 annual permanent tax differences and pre-tax book income. Depending on the levels of estimated permanent differences and annual pre-tax book income and changes in those amounts between quarters can significantly alter our estimated effective tax rates between periods.
     We expect to record an approximate $8 million charge to income tax expense in the fourth quarter of 2010 to increase the tax rate we have utilized to record our net deferred tax liability. This increase in tax rate is due to an increase in our overall blended statutory state income tax rate, which is a result of the assets acquired in the Marbob acquisition and the Marbob preferential right dispute being located in New Mexico where the state income tax rate is higher than in Texas.

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
     Oil and natural gas properties. Our costs incurred on oil and natural gas properties, excluding acquisitions and asset retirement obligations, during the nine months ended September 30, 2010 and 2009 totaled $471.5 million and $293.1 million, respectively, as compared to the comparable amount in cash flows used by investing activities of $486.9 million and $316.8 million for the respective periods. The primary reason for the differences in the costs incurred and cash flow expenditures is the timing of payments. These expenditures in 2010 were significantly funded by cash flow from operations (including effects of cash settlements received from (paid on) derivatives not designated as hedges) and to a lesser extent from borrowing under our credit facility.
     In August 2010, we announced an increase of our 2010 capital budget to $700 million. At the present, we expect our 2010 planned capital expenditures to be approximately $760 million, which excludes acquisitions (other than the customary purchase of leasehold acreage) and includes approximately $57 million of capital expenditures planned for the fourth quarter of 2010 on the properties acquired in the Marbob acquisition and the Marbob preferential right dispute. Based on current commodity prices and our expectations, we believe our 2010 planned capital expenditures will exceed our 2010 cash flow. Originally, our capital budget was front-end loaded, and we expected to outspend our cash flow in the first half of 2010. We outspent our after-tax operating cash flow during the nine months ended September 30, 2010 by over $65 million, excluding acquisitions. As our size and financial flexibility have grown, we now take a longer-term view on spending substantially within our cash flow, and our spending during any specific period may exceed our cash flow for that period. However, our capital budget is largely discretionary, and if we experience sustained oil and natural gas prices significantly below the current levels or substantial increases in our drilling and completion costs, we may reduce our capital spending program to be substantially within our cash flow.
     In October 2010, we closed the Marbob acquisition and settled our Marbob preferential right dispute. For additional information see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent events.”
     In October 2010, we announced our plans to divest certain Permian Basin assets which are generally not in our core areas and which have higher per unit lifting costs than our average portfolio of assets. Our current expectation is that if we are able to successfully divest of these assets, the proceeds from this divesture would be over $100 million and that we would close before the end of 2010.
     In November 2010, we announced our 2011 capital budget of approximately $1.1 billion, which we expect can be funded substantially within our cash flow, based on current commodity prices and our expectations. As our size and financial flexibility have grown, we now take a longer-term view on spending substantially within our cash flow, and our spending during any specific period may exceed our cash flow for that period. However, our capital budget is largely discretionary, and if we experience sustained oil and natural gas prices significantly below the current levels or substantial increases in our drilling and completion costs, we may reduce our capital spending program to be substantially within our cash flow.
     Other than the purchase of leasehold acreage, our current 2010 capital expenditure plan and 2011 capital budget is exclusive of acquisitions. We do not have a specific acquisition budget, since the timing and size of acquisitions are difficult to forecast. We evaluate opportunities to purchase or sell oil and natural gas properties in the marketplace and could participate as a buyer or seller of properties at various times. We seek to acquire oil and natural gas properties that provide opportunities for the addition of reserves and production through a combination of development, high-potential exploration and control of operations that will allow us to apply our operating expertise.
     Although we cannot provide any assurance, we generally attempt to fund our non-acquisition expenditures with our available cash and cash flow as adjusted from time to time; however, we may also use our credit facility, or other alternative financing sources, to fund such expenditures. The actual amount and timing of our expenditures may differ materially from our estimates as a result of, among other things, actual drilling results, the timing of expenditures by third parties on projects that we do not operate, the availability of drilling rigs and other services and equipment, regulatory, technological and competitive developments and market conditions. In addition, under certain circumstances we would consider increasing or reallocating our capital spending plans.
     Acquisitions. Our expenditures for acquisitions of proved and unproved properties (which includes customary leasehold acreage acquisitions) during the three months ended September 30, 2010 and 2009 totaled approximately $14.6 million and $7.2 million, respectively, and approximately $49.4 million and $10.7 million during the nine months ended September 30, 2010 and 2009, respectively. The acquisitions of proved properties during the nine months ended September 30, 2010, primarily relate to additional interests that we closed in 2010 on the Wolfberry Acquisitions and the acquisition of other Wolfberry assets.
     Contractual obligations. Our contractual obligations include long-term debt, cash interest expense on debt, operating lease obligations, drilling commitments, employment agreements with executive officers, contractual bonus payments, derivative liabilities and other obligations. Since December 31, 2009, the material changes in our contractual obligations included a $157.5 million decrease in outstanding long-term borrowings, a $23.4 million decrease in cash interest expense on debt and our net commodity derivative is now in an asset position of approximately $0.6 million. However, subsequent to September 30, 2010, our debt substantially increased as a result of the closing of the Marbob acquisition and the Marbob preferential right dispute. See Note J of Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding our long-term debt and “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for information regarding the interest on our long-term debt and information on changes in the fair value of our open derivative obligations during the nine months ended September 30, 2010.
     Off-balance sheet arrangements. Currently, we do not have any material off-balance sheet arrangements.
     Capital resources. Our primary sources of liquidity have been cash flows generated from operating activities (including the cash settlements received from (paid on) derivatives not designated as hedges presented in our investing activities) and financing provided by our credit facility. We believe that our cash flows may not be adequate to meet both our short-term working capital requirements and our current 2010 capital expenditure plans (excluding the Marbob acquisition and the Marbob preferential right dispute). We believe we have adequate availability under our credit facility to fund cash flow deficits, though we could reduce our capital spending program to remain substantially within our cash flow.
     Cash flow from operating activities. Our net cash provided by operating activities was $402.8 million and $232.1 million for the nine months ended September 30, 2010 and 2009, respectively. The increase in operating cash flows during the nine months ended September 30, 2010 over the same period in 2009 was principally due to increases in average realized oil and natural gas prices coupled with increased production.
     Cash flow used in investing activities. During the nine months ended September 30, 2010 and 2009, we invested $504.6 million and $316.8 million, respectively, for additions to, and acquisitions of, oil and natural gas properties, inclusive of dry hole costs. Cash flows used in investing activities were higher during the nine months ended September 30, 2010 over 2009, due to the Wolfberry Acquisitions and an increase in our capital expenditures on oil and natural gas properties, offset by settlements paid on derivatives not designated as hedges during the nine months ended September 30, 2010 as compared to receipts on derivatives not designated as hedges in the comparable period in 2009.
     Cash flow from financing activities. Net cash provided by financing activities was $107.2 million and $7.7 million for the nine months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010, we reduced our outstanding balance on our credit facility by $157.5 million primarily using proceeds from the issuance of common stock. During the nine months ended September 30, 2009, we had net borrowings of $15.7 million under our credit facility.
     Our credit facility, as amended, has a maturity date of July 31, 2013. At September 30, 2010, we had letters of credit outstanding under the credit facility of approximately $25,000, and our availability to borrow additional funds was approximately $807.5 million based on the borrowing base of $1.2 billion. On October 7, 2010, in connection with the closing of the Marbob acquisition, we entered into an amendment to our credit facility to increase the borrowing base from $1.2 billion to $2.0 billion, as further discussed below. The next scheduled borrowing base redetermination will be in April 2011. Between scheduled borrowing base redeterminations, we and, if requested by 66 2/3 percent of the lenders, the lenders, may each request one special redetermination.
     Advances on the credit facility bear interest, at our option, based on (i) the prime rate of JPMorgan Chase Bank (“JPM Prime Rate”) (3.25 percent at September 30, 2010) or (ii) a Eurodollar rate (substantially equal to the London Interbank Offered Rate). At September 30, 2010, the interest rates of Eurodollar rate advances and JPM Prime Rate advances varied, with interest margins ranging from 200 to 300 basis points and 112.5 to 212.5 basis points, respectively, per annum depending on the debt balance outstanding. At September 30, 2010, we paid commitment fees on the unused portion of the available borrowing base of 50 basis points per annum.
     On July 19, 2010, we entered into a common stock purchase agreement with certain third-party accredited investors to sell 6.6 million shares of our common stock at a price of $45.30 per share in a private placement for aggregate cash consideration of approximately $300 million. We paid approximately $7.3 million of transaction costs, including a placement agent fee. On October 7, 2010, we closed the private placement simultaneously with the closing of the Marbob acquisition.

     On October 7, 2010, we amended our credit facility simultaneously with the closing of the Marbob acquisition to increase the borrowing base from $1.2 billion to $2.0 billion. We paid our bank group, now a total of 34 banks, approximately $23.6 million associated with the amendment and for the previous commitments to increase the borrowing base. Pro forma at September 30, 2010, after taking into account the closing of the Marbob acquisition, the resolution of the Marbob preferential right dispute, the closing of the credit facility amendment, the private placement and estimated related transaction costs, we estimate our outstanding indebtedness under our credit facility would have been approximately $1.5 billion and our availability under our credit facility would have been approximately $470 million.
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
     At September 30, 2010, we had $807.5 million of available borrowing capacity. Pro forma at September 30, 2010, after taking into account the closing of the Marbob acquisition, the resolution of the Marbob preferential right dispute, the closing of the credit facility amendment, the private placement and estimated related transaction costs, we estimate our outstanding indebtedness under our credit facility would have been approximately $1.5 billion and our availability under our credit facility would have been approximately $470 million. Our credit facility is backed by a large syndicate of banks. Even in light of the volatility in the financial markets, we believe that the lenders under our credit facility have the ability to fund additional borrowings we may need for our business.
     We pay floating rate interest under our credit facility, and we are unable to predict, especially in light of the uncertainty in the financial markets, whether we will incur increased interest costs due to rising interest rates. We have used interest rate derivatives to mitigate the cost of rising interest rates, and we may enter into additional interest rate derivatives in the future. Additionally, we may issue additional fixed rate debt in the future to increase available borrowing capacity under our credit facility, to extend the maturity of some of our indebtedness or to reduce our exposure to the volatility of interest rates.
     In the current financial markets, there is no assurance that we could refinance our credit facility with comparable terms. Because our credit facility matures in July 2013, we do not expect to seek refinancing of our credit facility any earlier than 2011.
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
     Liquidity. Our principal sources of short-term liquidity are cash on hand and available borrowing capacity under our credit facility. At September 30, 2010, we had $0.4 million of cash on hand.
     At September 30, 2010, we had $807.5 million of available borrowing capacity. Pro forma at September 30, 2010, after taking into account the closing of the Marbob acquisition, the resolution of the Marbob preferential right dispute, the private placement and estimated related transaction costs, our outstanding indebtedness under our credit facility would have been approximately $1.5 billion and availability under our credit facility would have been approximately $471 million. Our borrowing base is redetermined semi-annually. The next scheduled borrowing base redetermination will be in April 2011. Between scheduled borrowing base redeterminations, we and, if requested by 66 2/3 percent of the lenders, the lenders, may each request one special redetermination. In general, redeterminations are based upon a number of factors, including commodity prices and reserve levels. Upon a redetermination, our borrowing base could be substantially reduced. In light of the current volatility in commodity prices and the state of the financial markets, there is no assurance that our borrowing base will not be reduced.
     Book capitalization and current ratio. Our book capitalization at September 30, 2010 was $2.5 billion, consisting of debt of $688.6 million and stockholders’ equity of $1.8 billion. Our debt to book capitalization was 28 percent and 39 percent at September 30, 2010 and December 31, 2009, respectively. Our ratio of current assets to current liabilities was 0.69 to 1.0 at September 30, 2010 as compared to 0.64 to 1.0 at December 31, 2009.
     At September 30, 2010, after taking into account the closing of the Marbob acquisition and the Marbob preferential right dispute, the closing of the amendment to the credit facility, the private placement and estimated related transaction costs, we estimate our debt to book capitalization to be approximately 48 percent.
     Inflation and changes in prices. Our revenues, the value of our assets, and our ability to obtain bank financing or additional capital on attractive terms have been and will continue to be affected by changes in commodity prices and the costs to produce our reserves. Commodity prices are subject to significant fluctuations that are beyond our ability to control or predict. During the nine months ended September 30, 2010, we received an average of $73.73 per barrel of oil and $6.87 per Mcf of natural gas before consideration of commodity derivative contracts compared to $53.00 per barrel of oil and $4.90 per Mcf of natural gas in the nine months ended September 30, 2009. Although certain of our costs are affected by general inflation, inflation does not normally have a significant effect on our business. In a trend that began in 2004 and continued through the first six months of 2008, commodity prices for oil and natural gas increased significantly. The higher prices led to increased activity in the industry and, consequently, rising costs. These cost trends have put pressure not only on our operating costs but also on capital costs. We expect these costs to reflect upward pressure during 2010 and 2011 as a result of the recent improvements in oil prices from 2009.

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
     There have been no material changes in our critical accounting policies and procedures during the nine months ended September 30, 2010. See our disclosure of critical accounting policies in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 26, 2010.
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
     Accounting for leases. In August 2010, the FASB issued an Exposure Draft proposing a new approach to lease accounting so that lessors and lessees present relevant, faithfully representative information about the rights and obligations arising from leases that assists users of financial statements in their assessment of the amounts, timing and uncertainty of the cash flows arising from leases.
     The existing accounting models for leases require lessees to classify their leases as either capital leases or operating leases. However, those models have been criticized for failing to meet the needs of users of financial statements because they do not provide a faithful representation of leasing transactions. In particular, they omit relevant information about rights and obligations that meet the definitions of assets and liabilities in the boards’ conceptual framework. The models also lead to a lack of comparability and undue complexity because of the sharp ‘bright-line’ distinction between capital leases and operating leases. As a result, many users of financial statements adjust the amounts presented in the statement of financial position to reflect the assets and liabilities arising from operating leases.
     Accordingly, the FASB and the International Accounting Standards Board initiated a joint project to develop a new approach to lease accounting that would ensure that assets and liabilities arising under leases are recognized in the statement of financial position.
     Currently, we lease vehicles, equipment and office facilities under non-cancellable operating leases. If the Exposure Draft were to become a standard, we would no longer report lease payments in the consolidated statements of operations, and we would capitalize these leases on our consolidated balance sheets and depreciate them over their useful lives. We are currently evaluating the impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our Annual Report on Form 10-K for the year ended December 31, 2009.
     We are exposed to a variety of market risks including credit risk, commodity price risk and interest rate risk. We address these risks through a program of risk management which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we are a party at September 30, 2010, and from which we may incur future gains or losses from changes in market interest rates or commodity prices and losses from extension of credit. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
     Commodity price risk. We are exposed to market risk as the prices of oil and natural gas are subject to fluctuations resulting from changes in supply and demand. To reduce our exposure to changes in the prices of oil and natural gas we have entered into, and may in the future enter into, additional commodity price risk management arrangements for a portion of our oil and natural gas production. The agreements that we have entered into generally have the effect of providing us with a fixed price for a portion of our expected future oil and natural gas production over a specified period of time. Our commodity price risk management activities could have the effect of reducing net income and the value of our common stock. An average increase in the commodity price of $10.00 per barrel of oil and $1.00 per MMBtu for natural gas from the commodity prices at September 30, 2010, would have created a net unrealized loss of approximately $165.3 million on our commodity price risk management contracts held at September 30, 2010.
     At September 30, 2010, we had (i) oil price swaps that settle on a monthly basis covering future oil production from July 1, 2010 through June 30, 2015 and (ii) a natural gas price swap, natural gas price collars and natural gas basis swaps covering future natural gas production from July 1, 2010 to December 31, 2012. See Note I of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information on our commodity derivative contracts. The average NYMEX oil price and average NYMEX natural gas price for the nine months ended September 30, 2010, was $77.60 per Bbl and $4.54 per MMBtu, respectively. At November 2, 2010, the NYMEX oil price and NYMEX natural gas price were $83.90 per Bbl and $3.87 per MMBtu, respectively. A decrease in oil and natural gas prices would increase the fair value asset of our commodity derivative contracts from their recorded balance at September 30, 2010. Changes in the recorded fair value of the undesignated commodity derivative contracts are marked-to-market through earnings as unrealized gains or losses. The potential increase in our fair value asset would be recorded in earnings as an unrealized gain. However, an increase in the average NYMEX oil and natural gas prices above those at September 30, 2010, would result in a decrease in our fair value asset and be recorded as an unrealized loss in earnings. We are currently unable to estimate the effects on the earnings of future periods resulting from changes in the market value of our commodity derivative contracts.
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
     At September 30, 2010, we had interest rate swaps on $300 million of notional principal that fixed the LIBOR interest rate (not including the interest rate margins discussed above) at 1.90 percent for the three years beginning in May 2009. An average decrease in future interest rates of 25 basis points from the future rate at September 30, 2010, would have increased our net unrealized liability on our interest rate risk management contracts by approximately $1.2 million.
     We had total indebtedness of $392.5 million outstanding under our credit facility at September 30, 2010. The impact of a 1 percent increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $3.9 million.
     The fair value of our derivative instruments is determined based on our valuation models. We did not change our valuation method during 2010. During 2010, we were party to commodity and interest rate derivative instruments. See Note I of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding our derivative instruments. The following table reconciles the changes that occurred in the fair values of our derivative instruments during the nine months ended September 30, 2010:

	Derivative Instruments Net Assets (Liabilities) (a)
(in thousands)	Commodities	Interest Rate	Total

Fair value of contracts outstanding at December 31, 2009	$(64,332)	$(2,501)	$(66,833)
Changes in fair values (b)	70,331	(8,102)	62,229
Contract maturities	1,573	3,658	5,231

Fair value of contracts outstanding at September 30, 2010	$7,572	$(6,945)	$627

(a)	Represents the fair values of open derivative contracts subject to market risk.

(b)	At inception, new derivative contracts entered into by us have no intrinsic value.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at September 30, 2010 at the reasonable assurance level.
     Changes in Internal Control over Financial Reporting. There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are party to the legal proceedings that are described in Notes K and Q of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited).” We are party to certain proceedings and claims incidental to our business. While many of these other matters involve inherent uncertainty, we believe that the liability, if any, ultimately incurred with respect to such other proceedings and claims will not have a material adverse effect on our consolidated financial position as a whole or on our liquidity, capital resources or future results of operations.
Item 1A. Risk Factors
     In addition to the other information set forth in this Report, you should carefully consider the risks discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, under the headings “Item 1. Business — Competition, Marketing Arrangements and Applicable Laws and Regulations,” “Item 1A. Risk Factors” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” which risks could materially affect the Company’s business, financial condition or future results. Except for the risk factor set forth below, there have been no material changes in the Company’s risk factors from those described in its Annual Report on Form 10-K for the year ended December 31, 2009, and “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the six months ended June 30, 2010.
     The risk factor below is intended to replace the risk factor in our Annual Report on Form 10-K for the year ended December 31, 2009 entitled “Our indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions.”
We have substantial indebtedness and may incur substantially more debt. Higher levels of indebtedness make us more vulnerable to economic downturns and adverse developments in our business.
     We have incurred debt amounting to approximately $688.6 million as of September 30, 2010. At September 30, 2010, the borrowing base under our credit facility was $1.2 billion. At September 30, 2010, we had $807.5 million of available borrowing capacity. On October 7, 2010, in connection with the closing of the Marbob acquisition, we entered into an amendment to our credit facility to increase the borrowing base from $1.2 billion to $2.0 billion. Pro forma at September 30, 2010, after taking into account the closing of the Marbob acquisition, the resolution of the Marbob preferential right dispute, the closing of the credit facility amendment, the private placement and estimated related transaction costs, we estimate our outstanding indebtedness under our credit facility would have been approximately $1.5 billion and our availability under our credit facility would have been approximately $470 million.
     As a result of our indebtedness, we will need to use a portion of our cash flow to pay interest, which will reduce the amount we will have available to finance our operations and other business activities and could limit our flexibility in planning for or reacting to changes in our business and the industry in which we operate. Our indebtedness under our credit facility is at a variable interest rate, and so a rise in interest rates will generate greater interest expense to the extent we do not have applicable interest rate fluctuation hedges. The amount of our debt may also cause us to be more vulnerable to economic downturns and adverse developments in our business.
     We may incur substantially more debt in the future. The indentures governing our outstanding 8.625 percent unsecured senior notes due 2017 contain restrictions on our incurrence of additional indebtedness. These restrictions, however, are subject to a number of qualifications and exceptions, and under certain circumstances, we could incur substantial additional indebtedness in compliance with these restrictions. Moreover, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness under the indentures.
     Our ability to meet our debt obligations and other expenses will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors, many of which we are unable to control. If our cash flow is not sufficient to service our debt, we may be required to refinance debt, sell assets or sell additional shares of common stock on terms that we may not find attractive if it may be done at all. Further, our failure to comply with the financial and other restrictive covenants relating to our indebtedness could result in a default under that indebtedness, which could adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			Total number	Maximum
			of shares	number of
			purchased as	shares that
	Total number		part of publicly	may yet be
	of shares	Average price	announced	purchased
Period	withheld (1)	per share	plans	under the plan

July 1, 2010 - July 31, 2010	—	$—	—
August 1, 2010 - August 31, 2010	1,322	$58.19	—
September 1, 2010 - September 30, 2010	2,055	$63.54	—

(1)	Represents shares that were withheld by us to satisfy tax withholding obligations of certain of our officers, directors and key employees that arose upon the lapse of restrictions on restricted stock.

Item 6. Exhibits

Exhibit
Number	Exhibit
2.1 *	Asset Purchase Agreement, dated July 19, 2010, by and among Concho Resources Inc., Marbob Energy Corporation, Pitch Energy Corporation, Costaplenty Energy Corporation and John R. Gray, LLC (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on July 20, 2010, and incorporated herein by reference).

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on August 8, 2007, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Concho Resources Inc., as amended March 25, 2008 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on March 26, 2008, and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Current Report on Form S-1/A on July 5, 2007, and incorporated herein by reference).

10.1	Common Stock Purchase Agreement, dated July 19, 2010, by and among Concho Resources Inc. and the purchasers named therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on July 20, 2010, and incorporated herein by reference).

10.2	Indemnification Agreement, dated September 24, 2010, between Concho Resources Inc. and Don McCormack (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on September 29, 2010, and incorporated herein by reference).

10.3	Registration Rights Agreement, dated October 7, 2010, by and between Concho Resources Inc. and the purchasers named therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 13, 2010, and incorporated herein by reference).

10.4	Fourth Amendment to Amended and Restated Credit Agreement, dated October 7, 2010, among Concho Resources Inc. and the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on October 13, 2010, and incorporated herein by reference).

10.5 (a)	Promissory Note in the principal amount of $150,000,000 between Concho Resources Inc. and Pitch Energy Corporation, dated October 7, 2010.

31.1 (a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (a)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (b)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (a)	XBRL Instance Document.

101.SCH (a)	XBRL Schema Document.

101.CAL (a)	XBRL Calculation Linkbase Document.

101.DEF (a)	XBRL Definition Linkbase Document.

101.LAB (a)	XBRL Labels Linkbase Document.

101.PRE (a)	XBRL Presentation Linkbase Document.

(a)	Filed herewith.

(b)	Furnished herewith.

*	The schedules to this agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of such schedules to the Securities and Exchange Commission upon request.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCHO RESOURCES INC.

Date: November 4, 2010	By	/s/ Timothy A. Leach Timothy A. Leach
Director, Chairman of the Board of Directors, Chief Executive
Officer and President (Principal Executive Officer)

	By	/s/ Darin G. Holderness Darin G. Holderness
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

	By	/s/ Don O. McCormack

Don O. McCormack
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit
2.1 *	Asset Purchase Agreement, dated July 19, 2010, by and among Concho Resources Inc., Marbob Energy Corporation, Pitch Energy Corporation, Costaplenty Energy Corporation and John R. Gray, LLC (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on July 20, 2010, and incorporated herein by reference).

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on August 8, 2007, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Concho Resources Inc., as amended March 25, 2008 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on March 26, 2008, and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Current Report on Form S-1/A on July 5, 2007, and incorporated herein by reference).

10.1	Common Stock Purchase Agreement, dated July 19, 2010, by and among Concho Resources Inc. and the purchasers named therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on July 20, 2010, and incorporated herein by reference).

10.2	Indemnification Agreement, dated September 24, 2010, between Concho Resources Inc. and Don McCormack (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on September 29, 2010, and incorporated herein by reference).

10.3	Registration Rights Agreement, dated October 7, 2010, by and between Concho Resources Inc. and the purchasers named therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 13, 2010, and incorporated herein by reference).

10.4	Fourth Amendment to Amended and Restated Credit Agreement, dated October 7, 2010, among Concho Resources Inc. and the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on October 13, 2010, and incorporated herein by reference).

10.5 (a)	Promissory Note in the principal amount of $150,000,000 between Concho Resources Inc. and Pitch Energy Corporation, dated October 7, 2010.

31.1 (a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (a)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (b)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (a)	XBRL Instance Document.

101.SCH (a)	XBRL Schema Document.

101.CAL (a)	XBRL Calculation Linkbase Document.

101.DEF (a)	XBRL Definition Linkbase Document.

101.LAB (a)	XBRL Labels Linkbase Document.

101.PRE (a)	XBRL Presentation Linkbase Document.

(a)	Filed herewith.

(b)	Furnished herewith.

*	The schedules to this agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of such schedules to the Securities and Exchange Commission upon request.