Form 10-K
period 2010-12-31
CONCHO RESOURCES INC
filed 2011-02-25
CIK 1358071

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-33615

Concho Resources Inc.
(Exact name of registrant as specified in its charter)

Delaware	76-0818600
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

550 West Texas Avenue, Suite 100 Midland, Texas	79701
(Address of principal executive offices)	(Zip code)

(432) 683-7443
Registrant’s telephone number, including area code

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

Common Stock, $0.001 par value	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:	$4,936,190,591
Number of shares of registrant’s common stock outstanding as of February 23, 2011:	103,020,570

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement for its 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2010, are incorporated by reference into Part III of this report for the year ended December 31, 2010.

i

Table of Contents — continued

ii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in or incorporated by reference into this report that express a belief, expectation, or intention, or that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements include statements, projections and estimates concerning our operations, performance, business strategy, oil and natural gas reserves, drilling program capital expenditures, liquidity and capital resources, the timing and success of specific projects, outcomes and effects of litigation, claims and disputes, derivative activities and potential financing. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. Forward-looking statements are not guarantees of performance. We have based these forward-looking statements on our current expectations and assumptions about future events. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Actual results may differ materially from those implied or expressed by the forward-looking statements. These forward-looking statements speak only as of the date of this report, or if earlier, as of the date they were made. We disclaim any obligation to update or revise these statements unless required by securities law, and we caution you not to rely on them unduly. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties relating to, among other matters, the risks discussed in “Item 1A. Risk Factors,” as well as those factors summarized below:

•	sustained or further declines in the prices we receive for our oil and natural gas;

•	uncertainties about the estimated quantities of oil and natural gas reserves;

•	risks related to the integration of the assets of Marbob Energy Corporation and affiliates (“Marbob”) and its former employees, along with other recently acquired assets, with our operations;

•	drilling and operating risks, including risks related to properties where we do not serve as the operator;

•	the adequacy of our capital resources and liquidity including, but not limited to, access to additional borrowing capacity under our credit facility;

•	the effects of government regulation, permitting and other legal requirements, including new legislation or regulation of hydraulic fracturing;

•	difficult and adverse conditions in the domestic and global capital and credit markets;

•	risks related to the concentration of our operations in the Permian Basin of Southeast New Mexico and West Texas;

•	potential financial losses or earnings reductions from our commodity price and interest rate risk management programs;

•	shortages of oilfield equipment, supplies, services and qualified personnel and increased costs for such equipment, supplies, services and personnel;

•	risks and liabilities associated with acquired properties or businesses, including the assets acquired in connection with each of our recent acquisitions;

•	uncertainties about our ability to successfully execute our business and financial plans and strategies;

•	uncertainties about our ability to replace reserves and economically develop our current reserves;

•	general economic and business conditions, either internationally or domestically or in the jurisdictions in which we operate;

•	competition in the oil and natural gas industry;

•	uncertainty concerning our assumed or possible future results of operations; and

•	our substantial existing indebtedness, as well as the increase in our indebtedness as a result of our recent acquisitions.

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

General

Concho Resources Inc., a Delaware corporation (“Concho,” “Company,” “we,” “us” and “our”), formed in February 2006, is an independent oil and natural gas company engaged in the acquisition, development and exploration of oil and natural gas properties. Our core operating areas are located in the Permian Basin region of Southeast New Mexico and West Texas, a large onshore oil and natural gas basin in the United States. The Permian Basin is one of the most prolific oil and natural gas producing regions in the United States and is characterized by an extensive production history, mature infrastructure, long reserve life, multiple producing horizons and enhanced recovery potential. We refer to our three core operating areas as the (i) New Mexico Shelf, where we primarily target the Yeso and Lower Abo formations, (ii) Delaware Basin, where we primarily target the Bone Spring formation, and (iii) Texas Permian, where we primarily target the Wolfberry, a term applied to the combined Wolfcamp and Spraberry horizons. We intend to grow our reserves and production through development drilling and exploration activities on our multi-year project inventory and through acquisitions that meet our strategic and financial objectives.

Acquisitions

Marbob and Settlement Acquisitions

In July 2010, we entered into an asset purchase agreement to acquire certain of the oil and natural gas leases, interests, properties and related assets owned by Marbob Energy Corporation and its affiliates (collectively, “Marbob”) for aggregate consideration of (i) cash in the amount of $1.45 billion, (ii) the issuance to Marbob of a $150 million 8% unsecured senior note due 2018 and (iii) the issuance to Marbob of approximately 1.1 million shares of our common stock, subject to purchase price adjustments, which included downward purchase price adjustments based on the exercise of third parties of contractual preferential purchase rights in properties to be acquired from Marbob (the “Marbob Acquisition”).

On October 7, 2010, we closed the Marbob Acquisition. At closing, we paid approximately $1.1 billion in cash plus the unsecured senior note and common stock described above for a total purchase price of approximately $1.4 billion. The total purchase price as originally announced was reduced due to third party contractual preferential purchase rights in the Marbob properties. Certain of the third parties’ contractual preferential purchase rights became subject to litigation, as discussed below.

We funded the cash consideration in the Marbob Acquisition with (a) borrowings under our credit facility and (b) net proceeds of $292.7 million from a private placement of approximately 6.6 million shares of our common stock at a price of $45.30 per share that closed on October 7, 2010.

Certain of the Marbob interests in properties contained contractual preferential purchase rights by third parties if Marbob were to sell them. Marbob informed us of its receipt of a notice from BP America Production Company (“BP”) electing to exercise its contractual preferential purchase rights.

On July 20, 2010, BP announced it was selling all its assets in the Permian Basin to a subsidiary of Apache Corporation (“Apache”). Marbob and BP owned common interests in certain properties subject to contractual preferential purchase rights. BP and Apache contested Marbob’s ability to exercise its contractual preferential purchase rights in this situation. As a result, we and Marbob filed suit against BP and Apache seeking declaratory judgment and injunctive relief to protect Marbob’s contractual right to have the option to purchase the interests in these common properties.

On October 15, 2010, we and Marbob resolved the litigation with BP and Apache related to the disputed contractual preferential purchase rights. As a result of the settlement, we acquired a non-operated interest in substantially all of the oil and natural gas assets subject to the litigation for approximately $286 million in cash (the “Settlement Acquisition”). We funded the Settlement Acquisition with borrowings under our credit facility.

The properties acquired in the Marbob and Settlement Acquisitions are primarily located in the Permian Basin of Southeast New Mexico, including a large acreage position contiguous to our core Yeso play on the southeast New Mexico Shelf and a significant acreage position in the Bone Spring play in the Delaware Basin. The assets acquired in the Marbob and Settlement Acquisitions contained approximately 72.4 MMBoe of proved reserves at closing. The results of operations prior to October 2010 do not include results from the Marbob and Settlement Acquisitions.

Wolfberry Acquisitions

In December 2009, together with the acquisition of related additional interests that closed in early 2010, we closed two acquisitions of interests in producing and non-producing assets in the Wolfberry play in Texas for approximately $270.7 million in cash (the “Wolfberry Acquisitions”). The Wolfberry Acquisitions contained approximately 19.9 MMBoe of proved reserves. The Wolfberry Acquisitions were primarily funded with borrowings under our credit facility. The results of operations prior to 2010 do not include results from the Wolfberry Acquisitions.

Henry Entities Acquisition

On July 31, 2008, we closed our acquisition of Henry Petroleum LP and certain entities affiliated with Henry Petroleum LP (which we refer to collectively as the “Henry Entities”), together with certain additional non-operated interests in oil and natural gas properties from persons affiliated with the Henry Entities. In August 2008 and September 2008, we acquired additional non-operated interests in oil and natural gas properties from persons affiliated with the Henry Entities (known as “along-side interests”). The assets acquired in the acquisition of the Henry Entities and the along-side interests (which we refer to as the “Henry Properties”) contained approximately 30.1 MMBoe of proved reserves at closing. The Henry Properties are primarily located in the Wolfberry play of the Permian Basin. We paid approximately $583.7 million in net cash for the Henry Properties, which was funded with (i) borrowings under our credit facility and (ii) net proceeds of approximately $242.4 million from our private placement of 8.3 million shares of our common stock. The results of operations prior to August 2008 do not include results from the Henry Properties acquisition.

Divestiture

In December 2010, we sold certain of our non-core Permian Basin assets for cash consideration of $103.3 million. For 2010, these assets produced 1,393 Boe per day, of which approximately 46 percent was oil. The proved reserves of these assets were approximately 6.0 MMBoe at closing.

Business and Properties

Our core operations are focused in the Permian Basin of Southeast New Mexico and West Texas. It underlies an area of Southeast New Mexico and West Texas approximately 250 miles wide and 300 miles long. Commercial accumulations of hydrocarbons occur in multiple stratigraphic horizons, at depths ranging from approximately 1,000 feet to over 25,000 feet. At December 31, 2010, 97.5 percent of our total estimated proved reserves were located in our core operating areas and consisted of approximately 65 percent oil and 35 percent natural gas. We have assembled a multi-year inventory of development drilling and exploration projects, including projects to further evaluate (i) the aerial extent of the Yeso formation and the Wolfberry play and (ii) the exploration potential in the Bone Spring and Wolfcamp formations in the Delaware Basin and the Lower Abo horizontal oil play, which we believe will allow us to grow proved reserves and production.

We continually evaluate opportunities that could develop into an emerging play. We view an emerging play as an area where we can acquire large undeveloped acreage positions and apply horizontal drilling and/or advanced fracture stimulation technologies to achieve economic and repeatable production results.

The following table sets forth information with respect to drilling of wells commenced during the periods indicated:

	Years Ended December 31,
	2010	2009

Gross wells	662	361
Net wells	402	230
Percent of gross wells:
Producers	76.0%	81.7%
Unsuccessful	0.2%	0.6%
Awaiting completion at year-end	23.8%	17.7%

	100.0%	100.0%

We produced approximately 15.6 MMBoe and 10.9 MMBoe of oil and natural gas during 2010 and 2009, respectively. In addition, we increased our average daily production from 30.6 MBoe during the fourth quarter of 2009 to 54.4 MBoe during the fourth quarter of 2010, of which the fourth quarter of 2010 included daily production of 12.4 MBoe from the Marbob and Settlement Acquisitions. During 2010, we increased our total estimated proved reserves by approximately 111.9 MMBoe, including acquisitions of 74.8 MMBoe.

Summary of Core Operating Areas and Other Plays

The following is a summary of information regarding our core operating areas and other plays that are further described below:

										Year Ended
	December 31, 2010									December 31,
	Total					Gross				2010 Average
	Proved					Identified		Total	Total	Daily
	Reserves				% Proved	Drilling		Gross	Net	Production
Areas	(Mboe)	PV-10		% Oil	Developed	Locations		Acreage	Acreage	(Boe per Day)
		($ in millions)

Core Operating Areas:
New Mexico Shelf	192,934	$3,979.4		65.0%	62.4%	2,897		219,825	114,210	26,904
Delaware Basin	22,093	355.7		40.5%	72.2%	1,101		266,962	148,457	2,721
Texas Permian	100,498	1,594.8		70.5%	45.2%	1,800		210,666	65,855	11,606
Other	7,927	131.3		78.4%	34.4%	455		90,914	46,221	1,412

Total	323,452	$6,061.2	(a)	65.4%	57.0%	6,253	(b)	788,367	374,743	42,643	(c)

(a)	Our Standardized Measure at December 31, 2010 was $4,176.1 million. The present value of estimated future net revenues discounted at an annual rate of 10 percent (“PV-10”) is not a GAAP financial measure and is derived from the Standardized Measure which is the most directly comparable GAAP financial measure. PV-10 is a computation of the Standardized Measure on a pre-tax basis. PV-10 is equal to the Standardized Measure at the applicable date, before deducting future income taxes, discounted at 10 percent. We believe that the presentation of the PV-10 is relevant and useful to investors because it presents the discounted future net cash flows attributable to our estimated proved reserves prior to taking into account future corporate income taxes, and it is a useful measure for evaluating the relative monetary significance of our oil and natural gas assets. Further, investors may utilize the measure as a basis for comparison of the relative size and value of our reserves to other companies. We use this measure when assessing the potential return on investment related to our oil and natural gas assets. PV-10, however, is not a substitute for the Standardized Measure. Our PV-10 measure and the Standardized Measure do not purport to present the fair value of our oil and natural gas reserves. See “Item 1. Business — Non-GAAP Financial Measures and Reconciliations.”

(b)	Of the 6,253 gross identified drilling locations, 2,042 locations were associated with proved reserves.

(c)	Includes production, from the respective close dates in October 2010, from the Marbob and Settlement Acquisitions of 1,139 MBoe (3,120 Boe of daily production for 2010). Also, includes production of 508 MBoe (1,393 Boe of daily production for 2010) for the assets divested in December 2010.

Core operating areas

New Mexico Shelf.  This area represents our most significant concentration of assets and, at December 31, 2010, we had estimated proved reserves in this area of 192.9 MMBoe, or 59.6 percent of our total proved reserves and 65.6 percent of our PV-10.

Within this area we target two distinct producing areas, which we refer to as the shelf assets and the Lower Abo assets. The shelf assets generally produce out of vertical wells from the Yeso, San Andres and Grayburg formations, with producing depths ranging from approximately 900 feet to 7,500 feet. The Lower Abo is a horizontal oil play just north and northeast of the shelf assets in Lea, Eddy and Chaves Counties, New Mexico. The Lower Abo play is found at vertical depths ranging from 6,500 feet to 10,000 feet and is being developed utilizing horizontal drilling techniques and advanced fracture and stimulation technology.

During the year ended December 31, 2010, we commenced drilling or participated in the drilling of 270 (220 net) wells in this area, of which 227 (189 net) wells were completed as producers and 43 (32 net) wells were in various stages of drilling and completion at December 31, 2010. Additionally, at December 31, 2010, we had 6 (5 net) wells that were pending completion which were drilled prior to the closing of the Marbob Acquisition. During 2010, we continued our development of the Yeso formation on 10 acre spacing.

At December 31, 2010, we had 219,825 gross (114,210 net) acres in this area. At December 31, 2010, on our assets in this area, we had identified 2,897 (1,889 net) drilling locations, with proved undeveloped reserves attributed to 742 (580 net) of such locations. Of these drilling locations, we identified 2,156 (1,287 net) drilling locations intended to evaluate the Yeso formation.

Delaware Basin.  This area represents a new core area for us as a result of the Marbob Acquisition. At December 31, 2010, we had estimated proved reserves in this area of 22.1 MMBoe, or 6.8 percent of our total proved reserves and 5.9 percent of our PV-10.

Within this area we utilize horizontal drilling and fracturing technologies to target the oil prone Bone Spring formation that includes three Bone Spring sandstone members and the Avalon Shale member. Additionally, we utilize vertical drilling and multistage fracturing to target the oil prone “Wolfbone formation,” a new emerging opportunity that is a combination of stacked unconventional reservoir intervals of the Bone Spring formation and the Wolfcamp formation. These formations produce from 4,700 feet to 13,500 feet for our currently targeted activity. Traditionally, the greater Delaware Basin has produced from the deeper, natural gas prone Morrow, Atoka and Strawn formations, as well as from the oil prone Bone Spring and Delaware formations, with producing depths ranging from 5,000 feet to 15,000 feet.

During the year ended December 31, 2010, we commenced drilling or participated in the drilling of 25 (13 net) wells in this area, of which 8 (2 net) wells were completed as producers and 17 (11 net) wells were in various stages of drilling and completion at December 31, 2010. Additionally, at December 31, 2010, we had 15 (8 net) wells that were pending completion that were drilled prior to the closing of the Marbob Acquisition. During 2010, we (i) continued Marbob’s and our development and step-out activity on the Avalon Shale and Bone Spring formations, (ii) implemented and evaluated larger fracture stimulation procedures in the completion of certain horizontal wells, and (iii) drilled the first well to evaluate the effectiveness of modern fracture stimulation procedures in the Wolfbone formation.

At December 31, 2010, we had 266,962 gross (148,457 net) acres in this area. At December 31, 2010, on our assets in this area, we had identified 1,101 (497 net) drilling locations, with proved undeveloped reserves attributed to 83 (33 net) of such locations. Of these locations, we identified 968 (442 net) locations intended to evaluate the Bone Spring formation.

Texas Permian.  At December 31, 2010, our estimated proved reserves of 100.5 MMBoe in this area accounted for 31.1 percent of our total proved reserves and 26.3 percent of our PV-10 value.

Our primary objective in the Texas Permian area is the Wolfberry in the Midland Basin. “Wolfberry” is the term applied to the combined production from the Spraberry and Wolfcamp horizons out of vertical wellbores, which are typically encountered at depths of 7,500 feet to 10,500 feet. These formations are comprised of a sequence of basinal, interbedded sands, shales and carbonates. We also operate and develop properties on the Central Basin Platform targeting the Grayburg, San Andres and Clearfork formations, which are shallower, and are typically encountered at depths of 4,500 feet to 7,500 feet. The reservoirs in these formations are largely carbonates, limestones and dolomites.

At December 31, 2010, we had 210,666 gross (65,855 net) acres in this area. In addition, at December 31, 2010, we had identified 1,800 (893 net) drilling locations, with proved undeveloped reserves attributed to 1,094 (502 net) of such drilling locations.

During 2010, we commenced drilling or participated in the drilling of 313 (162 net) wells in this area, of which 225 (118 net) wells were completed as producers, 1 (0.25 net) well was unsuccessful and 87 (44 net) wells were in various stages of drilling and completion at December 31, 2010.

Other

We are involved in other areas in which we had 7.9 MMBoe of proved reserves at December 31, 2010. The significant other area we are involved is the Bakken/Three Forks Play.

At December 31, 2010, we held interests in 90,914 gross (46,221 net) acres in these areas. During 2010, we commenced participation in the drilling of 54 (6 net) wells, which 43 (5 net) wells were producing and 11 (1 net) wells were in various stages of drilling and completion at December 31, 2010. At December 31, 2010, we had 7.9 MMBoe of proved reserves in these other areas. At December 31, 2010, on our properties in these areas, we had identified 455 (54 net) drilling locations with proved undeveloped reserves associated with 121 (14 net) of these drilling locations.

Bakken/Three Forks play.  Our acreage in the Bakken/Three Forks play is in the Williston Basin in North Dakota, primarily in Mountrail and McKenzie Counties and represents 42,130 gross (11,180 net) acres which are included in the 90,914 gross (46,221 net) acres discussed above. These Mississippian/Devonian age horizons consist of siltstones encased within and below a highly organic oil-rich shale package. These horizons are found at vertical depths ranging from 9,000 feet to 11,000 feet and are being developed utilizing horizontal drilling techniques and advanced fracture and stimulation technology.

Drilling Activities

The following table sets forth information with respect to wells drilled and completed during the periods indicated. The information should not be considered indicative of future performance, nor should a correlation be assumed between the number of productive wells drilled, quantities of reserves found or economic value.

	Years Ended December 31,
	2010		2009		2008
	Gross	Net	Gross	Net	Gross	Net

Development wells:
Productive	402	253	211	139	118	77
Dry	1	—	—	—	—	—
Exploratory wells:
Productive	164	91	125	83	93	63
Dry	1	—	3	1	1	1
Total wells:
Productive	566	344	336	222	211	140
Dry	2	—	3	1	1	1

Total	568	344	339	223	212	141

The following table sets forth information about our wells for which drilling was in-progress or are pending completion at December 31, 2010, which are not included in the above table:

	Drilling In-Progress		Pending Completion(a)
	Gross	Net	Gross	Net

Development wells	23	11	82	47
Exploratory wells	19	9	34	21

Total	42	20	116	68

(a)	Does not include 21 (13 net) wells pending completion which were drilled prior to the closing of the Marbob Acquisition.

Our Production, Prices and Expenses

The following table sets forth summary information concerning our production and operating data from continuing operations for the years ended December 31, 2010, 2009 and 2008. The table below excludes production and operating data that we have classified as discontinued operations, which is more fully described in Note O of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.” The actual historical data in this table excludes results from the (i) Marbob and Settlement Acquisitions for periods prior to their respective close dates in October 2010, (ii) Wolfberry Acquisitions for periods prior to 2010 and (iii) Henry Properties acquisition for periods prior to August 2008. Because of normal production declines, increased or decreased drilling activities and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as being indicative of future results.

	Years Ended December 31,
	2010	2009	2008

Production and operating data:
Net production volumes:
Oil (MBbl)	10,078	7,035	4,152
Natural gas (MMcf)	29,867	19,847	10,796
Total (MBoe)	15,056	10,343	5,951
Average daily production volumes:
Oil (Bbl)	27,611	19,274	11,344
Natural gas (Mcf)	81,827	54,375	29,497
Total (Boe)	41,249	28,337	16,260
Average prices:
Oil, without derivatives (Bbl)	$76.12	$57.97	$95.93
Oil, with derivatives (Bbl)(a)	$73.51	$68.60	$86.69
Natural gas, without derivatives (Mcf)	$6.88	$5.63	$12.14
Natural gas, with derivatives (Mcf)(a)	$7.46	$6.19	$12.21
Total, without derivatives (Boe)	$64.60	$50.24	$88.96
Total, with derivatives (Boe)(a)	$64.01	$58.53	$82.63
Operating costs and expenses per Boe:
Lease operating expenses and workover costs	$5.83	$5.45	$6.44
Oil and natural gas taxes	$5.52	$4.10	$7.32
General and administrative	$4.23	$5.13	$6.92
Depreciation, depletion and amortization	$16.60	$19.02	$19.73

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

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Oil and natural gas sales:
Cash payments on oil derivatives	$—	$—	$(30,591)
Designated natural gas cash flow hedges reclassified from accumulated other comprehensive income	—	—	(696)

Total effect on oil and natural gas sales	$—	$—	$(31,287)

Gain (loss) on derivatives not designated as hedges:
Cash (payments on) receipts from oil derivatives	$(26,281)	$74,796	$(7,780)
Cash receipts from natural gas derivatives	17,414	10,955	1,426
Cash payments on interest rate derivatives	(4,957)	(3,335)	—
Unrealized mark-to-market gain (loss) on commodity and interest rate derivatives	(73,501)	(239,273)	256,224

Gain (loss) on derivatives not designated as hedges	$(87,325)	$(156,857)	$249,870

The presentation of average prices with derivatives is a non-GAAP measure as a result of including the cash payments on/receipts from commodity derivatives that are presented in gain (loss) on derivatives not designated as hedges in the statements of operations. This presentation of average prices with derivatives is a means by which to reflect the actual cash performance of our commodity derivatives for the respective periods and presents oil and natural gas prices with derivatives in a manner consistent with the presentation generally used by the investment community.

Productive Wells

The following table sets forth the number of productive oil and natural gas wells on our properties at December 31, 2010, 2009 and 2008:

	Gross Productive Wells			Net Productive Wells
		Natural			Natural
	Oil	Gas	Total	Oil	Gas	Total

December 31, 2010:
Core Operating Areas:
New Mexico Shelf	2,353	80	2,433	1,845	36	1,881
Delaware Basin	702	308	1,010	230	106	336
Texas Permian	1,463	14	1,477	513	2	515
Other	237	39	276	11	—	11

Total	4,755	441	5,196	2,599	144	2,743

December 31, 2009:
Core Operating Areas:
New Mexico Shelf	1,464	68	1,532	1,047	30	1,077
Delaware Basin	300	123	423	133	25	158
Texas Permian	1,740	69	1,809	464	11	475
Other	65	131	196	6	6	12

Total	3,569	391	3,960	1,650	72	1,722

December 31, 2008:
Core Operating Areas:
New Mexico Shelf	1,227	70	1,297	837	31	868
Delaware Basin	300	122	422	135	25	160
Texas Permian	1,625	71	1,696	381	14	395
Other	49	89	138	4	5	9

Total	3,201	352	3,553	1,357	75	1,432

Marketing Arrangements

General.  We market our oil and natural gas in accordance with standard energy practices utilizing certain of our employees and external consultants, in each case in consultation with our products group, asset managers and our corporate reservoir engineers. The marketing effort is coordinated with our operations group as it relates to the planning and preparation of future drilling programs so that available markets can be assessed and secured. This planning also involves the coordination of procuring the physical facilities necessary to connect new producing wells as efficiently as possible upon their completion.

Oil.  We do not transport, refine or process the oil we produce. A significant portion of our oil in Southeast New Mexico is connected directly to oil gathering pipelines. Most of our gathered oil in this area is utilized in a two-refinery complex in Southeast New Mexico. In 2010, we placed a significant portion of our West Texas production on pipeline. Most of this production is sweet crude and is transported by third parties to the Cushing, Oklahoma hub. The balance of our oil in these areas that is not directly connected to pipeline is trucked to unloading stations on those same pipelines. We sell the majority of the oil we produce under contracts using market-based pricing. This price is then adjusted for differentials based upon delivery location and oil quality.

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

The majority of the natural gas we sell is casinghead gas sold at the lease under a percentage of proceeds processing contract. The purchaser gathers our casinghead natural gas in the field where it is produced and transports it via pipeline to a natural gas processing plant where the natural gas liquid products are extracted and sold by the processor. The remaining natural gas product is residue gas, or dry gas, which is placed on residue pipeline systems available in the area. Under our percentage of proceeds contracts, we receive a percentage of the value for the extracted liquids and the residue gas. Each of the liquid products has its own individual market and is therefore priced separately.

In a limited number of cases (typically dry gas production), the natural gas gathering and transportation is performed by a third party gathering company which transports the production from the production location to the purchaser’s mainline. The majority of our dry gas and residue gas is subject to term agreements that extend at least three years from the date of the subject contract.

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

For 2010, revenues from oil and natural gas sales to Navajo Refining Company, L.P., ConocoPhillips Company, DCP Midstream, LP and Plains Marketing and Transportation Inc. accounted for approximately 32 percent, 14 percent, 12 percent and 11 percent, respectively, of our total operating revenues. While the loss of any of these purchasers may result in a temporary interruption in sales of, or a lower price for, our production, we believe that the loss of any of these purchasers would not have a material adverse effect on our operations, as there are alternative purchasers in our producing regions.

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

In addition to the competition for drilling and workover equipment we are also affected by the availability of related equipment and materials. The oil and natural gas industry periodically experiences shortages of drilling and workover rigs, equipment, pipe, materials and personnel, which can delay developmental drilling, workover and exploration activities and cause significant price increases. The past shortages of personnel made it difficult to attract and retain personnel with experience in the oil and natural gas industry and caused us to increase our general and administrative budget. We are unable to predict the timing or duration of any such shortages.

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

Applicable Laws and Regulations

Regulation of the Oil and Natural Gas Industry

Regulation of transportation of oil.  Sales of oil, condensate and natural gas liquids are not currently regulated and are made at negotiated prices. Nevertheless, Congress could reenact price controls in the future.

Our sales of oil are affected by the availability, terms and cost of transportation. The transportation of oil in common carrier pipelines is also subject to rate regulation. The Federal Energy Regulatory Commission (the “FERC”) regulates interstate oil pipeline transportation rates under the Interstate Commerce Act. In general, interstate oil pipeline rates must be cost-based, although settlement rates agreed to by all shippers are permitted and market-based rates may be permitted in certain circumstances. Effective January 1, 1995, the FERC implemented regulations establishing an indexing system that permits a pipeline, subject to limited challenges, to annually increase or decrease its transportation rates due to inflationary changes in costs using a FERC approved index, without making a cost of service filing. Every five years, the FERC reviews the appropriateness of the index in relation to industry costs. On March 21, 2006, FERC issued a decision setting the index for the period July 1, 2006 through July 1, 2011 at the Producer Price Index for Finished Goods (the “PPI-FG”) plus 1.3 percent. Most recently, on December 16, 2010, the FERC established a new price index of PPI-FG plus 2.65 percent for the five-year period beginning July 1, 2011. The basis for intrastate oil pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate oil pipeline rates, varies from state to state. Insofar as effective interstate and intrastate rates are equally applicable to all comparable shippers, we believe that the regulation of oil transportation rates will not affect our operations in any way that is of material difference from those of our competitors.

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

Effective November 4, 2009, pursuant to the Energy Independence and Security Act of 2007, the Federal Trade Commission (“FTC”) issued a rule prohibiting market manipulation in the petroleum industry. The FTC rule prohibits any person, directly or indirectly, in connection with the purchase or sale of oil, gasoline or petroleum distillates at wholesale from knowingly engaging in any act, practice or course of business, including the making of any untrue statement of material fact, that operates or would operate as a fraud or deceit upon any person, or intentionally failing to state a material fact that under the circumstances renders a statement made by such person misleading, provided that such omission distorts or is likely to distort market conditions for any such product. A violation of this rule may result in civil penalties of up to $1 million per day per violation, in addition to any applicable penalty under the Federal Trade Commission Act.

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

In August 2005, Congress enacted the Energy Policy Act of 2005 (the “EPAct 2005”). Among other matters, EPAct 2005 amends the Natural Gas Act to make it unlawful for “any entity”, including otherwise non-jurisdictional producers such as us, to use any deceptive or manipulative device or contrivance in connection with the purchase or sale of natural gas or the purchase or sale of transportation services subject to regulation by the FERC, in contravention of rules prescribed by the FERC. The FERC’s rules implementing this provision make it unlawful, in connection with the purchase or sale of natural gas subject to the jurisdiction of the FERC, or the purchase or sale of transportation services subject to the jurisdiction of the FERC, for any entity, directly or indirectly, to use or employ any device, scheme or artifice to defraud; to make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or to engage in any act or practice that operates as a fraud or deceit upon any person. EPAct 2005 also gives the FERC authority to impose civil penalties for violations of the Natural Gas Act or Natural Gas Policy Act up to $1 million per day per violation. The new anti-manipulation rule does not apply to activities that relate only to intrastate or other non-jurisdictional sales, gathering or production, but does apply to activities of otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” natural gas sales, purchases or transportation subject to FERC jurisdiction, which now includes the annual reporting requirements under Order No. 704, described below. EPAct 2005 therefore reflects a significant expansion of the FERC’s enforcement authority. We do not anticipate we will be affected any differently than other producers of natural gas.

In December 2007, the FERC issued a rule (“Order No. 704”), as clarified in orders on rehearing, requiring that any market participant, including a producer such as us, that engages in wholesale sales or purchases of natural gas that equal or exceed 2.2 million MMBtus during a calendar year to annually report, starting May 1, 2009, such sales and purchases to the FERC. These rules are intended to increase the transparency of the wholesale natural gas markets and to assist the FERC in monitoring such markets and in detecting market manipulation. We do not anticipate that we will be affected by these rules any differently than other producers of natural gas.

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

Intrastate natural gas transportation is also subject to regulation by state regulatory agencies. The basis for intrastate regulation of natural gas transportation and the degree of regulatory oversight and scrutiny given to intrastate natural gas pipeline rates and services varies from state to state. During the 2007 legislative session, the Texas State Legislature passed H.B. 3273 (the “Competition Bill”) and H.B. 1920 (the “LUG Bill”). The Competition Bill gives the Railroad Commission of Texas the ability to use either a cost-of-service method or a market-based method for setting rates for natural gas gathering and intrastate transportation pipelines in formal rate proceedings. It also gives the Railroad Commission specific authority to enforce its statutory duty to prevent discrimination in natural gas gathering and transportation, to enforce the requirement that parties participate in an informal complaint process and to punish purchasers, transporters, and gatherers for taking discriminatory actions against shippers and sellers. The Competition Bill also provides producers with the unilateral option to determine whether or not confidentiality provisions are included in a contract to which a producer is a party for the sale, transportation, or gathering of natural gas. The LUG Bill modifies the informal complaint process at the Railroad Commission with procedures unique to lost and unaccounted for natural gas issues. It extends the types of information that can be requested, provides producers with an annual audit right, and provides the Railroad Commission with the authority to make determinations and issue orders in specific situations. Both the Competition Bill and the LUG Bill became effective September 1, 2007, and the Railroad Commission rules implementing the Railroad Commission’s authority pursuant to the bills became effective on April 28, 2008. We note that the Railroad Commission is subject to a sunset condition. If the Texas Legislature does not continue the Railroad Commission, the Railroad Commission will be abolished effective September 1, 2011, and will begin a one-year wind-down process. The Sunset Advisory Commission has recommended certain organizational changes be made to the Railroad Commission. We cannot tell what, if any, changes will be made to the Railroad Commission as a result of the pending regular session or any called sessions of the Texas Legislature in 2011, but we do not believe that any such changes would affect our business in a way that would be materially different from the way such changes would affect our competitors.

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

Environmental, Health and Safety Matters

General.  Our operations are subject to stringent and complex federal, state and local laws and regulations governing environmental protection as well as the discharge of materials into the environment. These laws and regulations may, among other things:

•	require the acquisition of various permits before drilling commences;

•	restrict the types, quantities and concentration of various substances that can be released into the environment in connection with oil and natural gas drilling and production and saltwater disposal activities;

•	limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and

•	require remedial measures to mitigate pollution from former and ongoing operations, such as requirements to close pits and plug abandoned wells.

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

Waste handling.  The Resource Conservation and Recovery Act (the “RCRA”) and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the federal Environmental Protection Agency (the “EPA”), the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development, and production of oil or natural gas are currently regulated under RCRA’s non-hazardous waste provisions. However, it is possible that certain oil and natural gas exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. Any such change could result in an increase in our costs to manage and dispose of wastes, which could have a material adverse effect on our results of operations and financial position.

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

Climate change.  In December 2009 EPA determined that emissions of carbon dioxide, methane and other “greenhouse gases”, or GHGs, present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of GHGs under existing provisions of the Clean Air Act (“CAA”). The EPA recently adopted two sets of rules regulating GHG emissions under the CAA, one of which requires a reduction in emissions of GHGs from motor vehicles and the other of which regulates emissions of GHGs from certain large stationary sources, effective January 2, 2011. The EPA’s rules relating to emissions of GHGs from large stationary sources of emissions are currently subject to a number of legal challenges, but the federal courts have thus far declined to issue any injunctions to prevent EPA from implementing, or requiring state environmental agencies to implement, the rules. The EPA has also adopted rules requiring the reporting of GHG emissions from specified large GHG emission sources in the United States, including petroleum refineries, on an annual basis beginning in 2011 for emissions occurring after January 1, 2010, as well as certain onshore oil and natural gas facilities, on an annual basis beginning in 2012 for emissions occurring in 2011.

In addition, Congress has from time to time considered adopting legislation to reduce emissions of GHGs and almost one-half of the states have already taken legal measures to reduce emissions of GHGs gases primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and natural gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall GHG emission reduction goal.

The adoption of legislation or regulatory programs to reduce emissions of GHGs could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances, or to comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produce. Consequently, legislation and regulatory programs to reduce emissions of GHGs could have an adverse effect on our business, financial condition and results of operations. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations.

Hydraulic fracturing.  Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight formations. We routinely utilize hydraulic fracturing techniques in many of our drilling and completion programs. The process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and natural gas commissions. However, the EPA recently asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the Safe Drinking Water Act’s Underground Injection Control Program. While the EPA has yet to take any action to enforce or implement this newly asserted regulatory authority, industry groups have filed suit challenging the EPA’s recent decision. At the same time, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, and a committee of the United States House of Representatives is also conducting an investigation of hydraulic fracturing practices. Legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. In addition, some states have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing operations. For example, Colorado, Pennsylvania, and Wyoming have each adopted a variety of well construction, set back, and disclosure regulations limiting how fracturing can be performed and requiring various degrees of chemical disclosure. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could make it more difficult or costly for us to perform fracturing to stimulate production from tight formations. In addition, if hydraulic fracturing becomes regulated at the federal level as a result of federal legislation or regulatory initiatives by the EPA, our fracturing activities could become subject to additional permitting requirements, and also to attendant permitting delays and potential increases in costs. Restrictions on hydraulic fracturing could also reduce the amount of oil and natural gas that we are ultimately able to produce from our reserves.

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

National Environmental Policy Act.  Oil and natural gas exploration and production activities on federal lands are subject to the National Environmental Policy Act (the “NEPA”). NEPA requires federal agencies, including the Department of Interior, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an environmental assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed environmental impact statement that may be made available for public review and comment. All of our current exploration and production activities, as well as proposed exploration and development plans, on federal lands require governmental permits that are subject to the requirements of NEPA. This process has the potential to delay development of some of our oil and natural gas projects.

OSHA and other laws and regulation.  We are subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”), and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under the Title III of CERCLA and similar state statutes require that we organize and/or disclose information about hazardous materials used or produced in our operations. Also, pursuant to OSHA, the Occupational Safety and Health Administration has established a variety of standards relating to workplace exposure to hazardous substances and employee health and safety. We believe that we are in substantial compliance with the applicable requirements of OSHA and comparable laws.

We believe that we are in substantial compliance with existing environmental laws and regulations applicable to our current operations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations. For instance, we did not incur any material capital expenditures for remediation or pollution control activities during 2010. Additionally, as of the date of this report, we are not aware of any environmental issues or claims that will require material capital expenditures during 2011. However, we cannot assure you that the passage or application of more stringent laws or regulations in the future will not have an negative impact on our financial position or results of operation.

Our Employees

At December 31, 2010, we employed 443 persons. Of these, 332 worked at our Midland, Texas headquarters and our Texas field operations and 111 in our New Mexico field operations. Our future success will depend partially on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We consider our relations with our employees to be good. We also utilize the services of independent contractors to perform various field and other services.

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

Non-GAAP Financial Measures and Reconciliations

PV-10

PV-10 is derived from the standardized measure of discounted future net cash flows, which is the most directly comparable GAAP financial measure. PV-10 is a computation of the standardized measure of discounted future net cash flows on a pre-tax basis. PV-10 is equal to the standardized measure of discounted future net cash flows at the applicable date, before deducting future income taxes, discounted at 10 percent. We believe that the presentation of the PV-10 is relevant and useful to investors because it presents the discounted future net cash flows attributable to our estimated proved reserves prior to taking into account future corporate income taxes, and it is a useful measure for evaluating the relative monetary significance of our oil and natural gas assets. Further, investors may utilize the measure as a basis for comparison of the relative size and value of our reserves to other companies. We use this measure when assessing the potential return on investment related to our oil and natural gas assets. PV-10, however, is not a substitute for the standardized measure of discounted future net cash flows. Our PV-10 measure and the standardized measure of discounted future net cash flows do not purport to present the fair value of our oil and natural gas reserves.

The following table provides a reconciliation of PV-10 to the standardized measure of discounted future net cash flows at December 31, 2010, 2009 and 2008:

	December 31,
	2010	2009	2008
	(In millions)

PV-10	$6,061.2	$2,764.8	$1,663.2
Present value of future income taxes discounted at 10%	(1,885.1)	(842.8)	(464.2)

Standardized measure of discounted future net cash flows	$4,176.1	$1,922.0	$1,199.0

EBITDAX

We define EBITDAX as net income (loss), plus (1) exploration and abandonments expense, (2) depreciation, depletion and amortization expense, (3) accretion expense, (4) impairments of long-lived assets, (5) non-cash stock-based compensation expense, (6) bad debt expense, (7) ineffective portion of cash flow hedges, (8) unrealized (gain) loss on derivatives not designated as hedges, (9) (gain) loss on sale of assets, net, (10) interest expense, (11) federal and state income taxes and (12) similar items listed above that are presented in discontinued operations. EBITDAX is not a measure of net income or cash flow as determined by GAAP.

Our EBITDAX measure provides additional information which may be used to better understand our operations, and it is also a material component of one of the financial covenants under our credit facility. EBITDAX is one of several metrics that we use as a supplemental financial measurement in the evaluation of our business and should not be considered as an alternative to, or more meaningful than, net income, as an indicator of our operating performance. Certain items excluded from EBITDAX are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic cost of depreciable and depletable assets. EBITDAX, as used by us, may not be comparable to similarly titled measures reported by other companies. We believe that EBITDAX is a widely followed measure of operating performance and is one of many metrics used by our management team and by other users of our consolidated financial statements, including by lenders pursuant to a covenant in our credit facility. For example, EBITDAX can be used to assess our operating performance and return on capital in comparison to other independent exploration and production companies without regard to financial or capital structure, and to assess the financial performance of our assets and our company without regard to capital structure or historical cost basis. Further, under our credit facility, an event of default could arise if we were not able to satisfy and remain in compliance with specified financial ratios, including the maintenance of a quarterly ratio of total debt to consolidated last twelve months EBITDAX of no greater than 4.0 to 1.0. Non-compliance with this ratio could trigger an event of default under our credit facility, which then could trigger an event of default under our indentures.

The following table provides a reconciliation of net income (loss) to EBITDAX:

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)

Net income (loss)	$204,370	$(9,802)	$278,702	$25,360	$19,668
Exploration and abandonments	10,324	10,632	38,468	29,097	5,610
Depreciation, depletion and amortization	249,850	196,736	117,406	69,360	53,009
Accretion of discount on asset retirement obligations	1,503	917	761	360	270
Impairments of long-lived assets	11,614	7,880	11,522	4,777	7,913
Non-cash stock-based compensation	12,931	9,040	5,223	3,841	9,144
Bad debt expense	870	(1,035)	2,905	—	—
Ineffective portion of cash flow hedges	—	—	(1,336)	821	(1,193)
Unrealized (gain) loss on derivatives not designated as hedges	73,501	239,273	(256,224)	22,089	—
(Gain) loss on sale of assets, net	58	114	(777)	(368)	(3)
Interest expense	60,087	28,292	29,039	36,042	30,567
Income tax expense (benefit)	122,649	(21,510)	157,434	12,709	12,467
Discontinued operations	(4,763)	14,671	18,180	13,304	11,622

EBITDAX	$742,994	$475,208	$401,303	$217,392	$149,074

Item 1A.	Risk Factors

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

Our future financial condition, revenues, results of operations, rate of growth and the carrying value of our oil and natural gas properties depend primarily upon the prices we receive for our oil and natural gas production and the prices prevailing from time to time for oil and natural gas. Oil and natural gas prices historically have been volatile, and are likely to continue to be volatile in the future, especially given current geopolitical conditions. This price volatility also affects the amount of cash flow we have available for capital expenditures and our ability to borrow money or raise additional capital. The prices for oil and natural gas are subject to a variety of factors beyond our control, including:

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

Furthermore, oil and natural gas prices were volatile in 2010. For example, the NYMEX oil prices in 2010 ranged from a high of $91.51 to a low of $68.01 per Bbl and the NYMEX natural gas prices in 2010 ranged from a high of $6.01 to a low of $3.29 per MMBtu. Further, the NYMEX oil prices and NYMEX natural gas prices reached lows of $84.32 per Bbl and $3.87 per MMBtu, respectively, during the period from January 1, 2011 to February 23, 2011.

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

.

Our estimates of proved reserves have been prepared under SEC rules which went into effect for fiscal years ending on or after December 31, 2009, which may make comparisons to prior to December 31, 2009 difficult and could limit our ability to book additional proved undeveloped reserves in the future.

This report presents estimates of our proved reserves as of December 31, 2010, which have been prepared and presented under the recently changed SEC rules that are effective for fiscal years ending on or after December 31, 2009, and require SEC reporting companies to prepare their reserves estimates using revised reserve definitions and revised pricing based on a 12-month unweighted average of the first-day-of-the-month pricing. The previous rules required that reserve estimates be calculated using last-day-of-the-year pricing. The pricing that was used for estimates of our reserves as of December 31, 2010 was based on an unweighted average twelve month West Texas Intermediate posted price of $75.96 per Bbl for oil and a Henry Hub spot natural gas price of $4.38 per MMBtu for natural gas. As a result of this change in pricing methodology, direct comparisons of our reported reserves amounts under the rules prior to December 31, 2009 may be more difficult.

Another impact of the SEC rules is a general requirement that, subject to limited exceptions, proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years of the date of booking. This rule has limited and may continue to limit our potential to book additional proved undeveloped reserves as we pursue our drilling program, particularly as we develop our significant acreage in West Texas and Southeast New Mexico. Moreover, we may be required to write down our proved undeveloped reserves if we do not drill on those reserves within the required five-year timeframe.

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

Our future financial condition and results of operations will depend on the success of our exploration, development and production activities. Our oil and natural gas exploration and production activities are subject to numerous risks, including the risk that drilling will not result in commercially viable oil or natural gas production. Our decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. Our cost of drilling, completing, equipping and operating wells is often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical or less economic than forecasted. Further, many factors may curtail, delay or cancel drilling, including the following:

•	delays imposed by or resulting from compliance with regulatory and contractual requirements;

•	pressure or irregularities in geological formations;

•	shortages of or delays in obtaining equipment and qualified personnel;

•	equipment failures or accidents;

•	adverse weather conditions;

•	reductions in oil and natural gas prices;

•	surface access restrictions;

•	loss of title or other title related issues;

•	oil, natural gas liquids or natural gas gathering, transportation and processing availability restrictions or limitations; and

•	limitations in the market for oil and natural gas.

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

Because all reserve estimates are to some degree subjective, each of the following items, or other items not identified below, may differ materially from those assumed in estimating reserves:

•	the quantities of oil and natural gas that are ultimately recovered;

•	the production and operating costs incurred;

•	the amount and timing of future development expenditures; and

•	future commodity prices.

Furthermore, different reserve engineers may make different estimates of reserves and cash flows based on the same data. Our actual production, revenues and expenditures with respect to reserves will likely be different from estimates and the differences may be material.

The Standardized Measure of our estimated reserves is not an accurate estimate of the current fair value of our estimated proved oil and natural gas reserves.

Standardized Measure is a reporting convention that provides a common basis for comparing oil and natural gas companies subject to the rules and regulations of the SEC. Our non-GAAP financial measure, PV-10, is a similar reporting convention that we have disclosed in this report. Both measures require the use of operating and development costs prevailing as of the date of computation. Consequently, they will not reflect the prices ordinarily received or that will be received for oil and natural gas production because of varying market conditions, nor may it reflect the actual costs that will be required to produce or develop the oil and natural gas properties. Accordingly, estimates included herein of future net cash flows may be materially different from the future net cash flows that are ultimately received. In addition, the 10 percent discount factor, which is required by the rules and regulations of the SEC to be used in calculating discounted future net cash flows for reporting purposes, may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with our company or the oil and natural gas industry in general. Therefore, Standardized Measure or PV-10 included or incorporated by reference in this report should not be construed as accurate estimates of the current fair value of our proved reserves. Any adjustments to the estimates of proved reserves or decreases in the price of oil or natural gas may decrease the value of our common stock.

If average oil prices were $10.00 per Bbl lower than the average price we used, our PV-10 at December 31, 2010, would have decreased from $6,061.2 million to $5,182.5 million. If average natural gas prices were $1.00 per Mcf lower than the average price we used, our PV-10 at December 31, 2010, would have decreased from $6,061.2 million to $5,635.9 million. Any adjustments to the estimates of proved reserves or decreases in the price of oil or natural gas may decrease the value of our common stock.

Our business requires substantial capital expenditures. We may be unable to obtain needed capital or financing on satisfactory terms or at all, which could lead to a decline in our oil and natural gas reserves.

The oil and natural gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures for the acquisition, exploration and development of oil and natural gas reserves. At December 31, 2010, total debt outstanding under our credit facility was $613.5 million (total debt at December 31, 2010 was $1.7 billion), and approximately $1.4 billion was available to be borrowed under our credit facility. Expenditures for exploration and development of oil and natural gas properties are the primary use of our capital resources. We incurred approximately $2.4 billion in acquisition, exploration and development activities (excluding asset retirement obligations) during the year ended December 31, 2010 on our properties ($1.7 billion related to acquisitions), and under our 2011 capital budget, we intend to invest approximately $1.1 billion for exploration and development activities and acquisition of leasehold acreage, dependent on our cash flow and our commodity price outlook.

We intend to finance our future capital expenditures, other than significant acquisitions, primarily through cash flow from operations and through borrowings under our credit facility; however, our financing needs may require us to alter or increase our capitalization substantially through the issuance of debt or equity securities. The issuance of additional equity securities could have a dilutive effect on the value of our common stock. Additional borrowings under our credit facility or the issuance of additional debt securities will require that a greater portion of our cash flow from operations be used for the payment of interest and principal on our debt, thereby reducing our ability to use cash flow to fund working capital, capital expenditures and acquisitions. In addition, our credit facility imposes certain limitations on our ability to incur additional indebtedness other than indebtedness under our credit facility. If we desire to issue additional debt securities other than as expressly permitted under our credit facility, we will be required to seek the consent of the lenders in accordance with the requirements of the facility, which consent may be withheld by the lenders under our credit facility in their discretion. If we incur certain additional indebtedness, our borrowing base under our credit facility may be reduced. Additional financing also may not be available on acceptable terms or at all. In the event additional capital resources are unavailable, we may curtail drilling, development and other activities or be forced to sell some of our assets on an untimely or unfavorable basis.

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

We have incurred debt amounting to approximately $1.7 billion at December 31, 2010. At December 31, 2010, the borrowing base under our credit facility was $2.0 billion, of which approximately $1.4 billion was available to be borrowed.

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

We may incur substantially more debt in the future. The indentures governing certain of our outstanding senior notes contain restrictions on our incurrence of additional indebtedness. These restrictions, however, are subject to a number of qualifications and exceptions, and under certain circumstances, we could incur substantial additional indebtedness in compliance with these restrictions. Moreover, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness under the indentures.

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

Strict as well as joint and several liability for a variety of environmental costs may be imposed under certain environmental laws, which could cause us to become liable for the conduct of others or for consequences of our own actions that were in compliance with all applicable laws at the time those actions were taken. New laws, regulations or enforcement policies could be more stringent and impose unforeseen liabilities or significantly increase compliance costs. If we were not able to recover the resulting costs through insurance or increased revenues, our production, revenues and results of operations could be adversely affected.

We may not be able to obtain funding at all, or to obtain funding on acceptable terms, because of the deterioration of the credit and capital markets. This may hinder or prevent us from meeting our future capital needs and from refinancing our existing indebtedness.

In recent years, global financial markets and economic conditions experienced disruptions and volatility, which caused a deterioration in the credit and capital markets. A recurrence of similar conditions in the future could make it difficult for us to obtain funding for our ongoing capital needs.

In volatile financial markets, the cost of raising money in the debt and equity capital markets can fluctuate widely and the availability of funds from those markets may diminish significantly. Due to these factors, we cannot be certain that funding will be available if needed and to the extent required, on acceptable terms. In addition, we may be unable to refinance our existing indebtedness as it comes due on terms that are acceptable to us or at all. If we cannot meet our capital needs or refinance our existing indebtedness, we may be unable to implement our development plan, enhance our existing business, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our production, revenues and results of operations.

Our lenders can limit our borrowing capabilities, which may materially impact our operations.

At December 31, 2010, we had approximately $613.5 million of outstanding debt under our credit facility, and our borrowing base was $2.0 billion. The borrowing base limitation under our credit facility is semi-annually redetermined based upon a number of factors, including commodity prices and reserve levels. In addition to such semi-annual redeterminations, between redeterminations we and, if requested by 66 2/3 percent of our lenders, our lenders, may each request one special redetermination. Upon a redetermination, our borrowing base could be substantially reduced, and in the event the amount outstanding under our credit facility at any time exceeds the borrowing base at such time, we may be required to repay a portion of our outstanding borrowings. If we incur certain additional indebtedness, our borrowing base under our credit facility may be reduced. We expect to utilize cash flow from operations, bank borrowings, equity financings and asset sales to fund our acquisition, exploration and development activities. A reduction in our borrowing base could limit our activities. In addition, we may significantly alter our capitalization in order to make future acquisitions or develop our properties. These changes in capitalization may significantly increase our level of debt. If we incur additional debt for these or other purposes, the related risks that we now face could intensify. A higher level of debt also increases the risk that we may default on our debt obligations. Our ability to meet our debt obligations and to reduce our level of debt depends on our future performance which is affected by general economic conditions and financial, business and other factors, many of which are beyond our control.

Our producing properties are located primarily in the Permian Basin of Southeast New Mexico and West Texas, making us vulnerable to risks associated with operating in one major geographic area. In addition, we have a large amount of proved reserves attributable to a small number of producing horizons within this area.

Our producing properties in our core operating areas are geographically concentrated in the Permian Basin of Southeast New Mexico and West Texas. At December 31, 2010, approximately 97.5 percent of our proved reserves were attributable to properties located in this area. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, market limitations, or interruption of the processing or transportation of oil, natural gas or natural gas liquids.

In addition to the geographic concentration of our producing properties described above, at December 31, 2010, approximately (i) 43.2 percent of our proved reserves were attributable to the Yeso formation, which includes both the Paddock and Blinebry intervals, underlying our oil and natural gas properties located in Southeast New Mexico; and (ii) 27.4 percent of our proved reserves were attributable to the Wolfberry play in West Texas. This concentration of assets within a small number of producing horizons exposes us to additional risks, such as changes in field-wide rules and regulations that could cause us to permanently or temporarily shut-in all of our wells within a field.

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

At December 31, 2010, we carried unproved property costs of $633.9 million. GAAP requires periodic evaluation of these costs on a project-by-project basis in comparison to their estimated fair value. These evaluations will be affected by the results of exploration activities, commodity price circumstances, planned future sales or expiration of all or a portion of the leases, contracts and permits appurtenant to such projects. If the quantity of potential reserves determined by such evaluations is not sufficient to fully recover the cost invested in each project, we will recognize noncash charges to earnings of future periods.

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

Our commodity price risk management activities could have the effect of reducing our revenues, net income and the value of our common stock. At December 31, 2010, the net unrealized loss on our commodity price risk management contracts was approximately $135 million. An average increase in the commodity price of $10.00 per barrel of oil and $1.00 per MMBtu for natural gas from the commodity prices at December 31, 2010, would have increased the net unrealized loss on our commodity price risk management contracts, as reflected on our balance sheet at December 31, 2010, by $208 million. We may continue to incur significant unrealized gains or losses in the future from our commodity price risk management activities to the extent market prices increase or decrease and our derivatives contracts remain in place.

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

We have identified and scheduled the drilling of certain of our drilling locations as an estimation of our future multi-year development activities on our existing acreage. At December 31, 2010, we had identified 6,253 gross drilling locations with proved reserves attributable to 2,042 of such locations. These identified locations represent a significant part of our growth strategy. Our ability to drill and develop these locations depends on a number of uncertainties, including (i) our ability to timely drill wells on lands subject to complex development terms and circumstances; (ii) the availability of capital, equipment, services and personnel; (iii) seasonal conditions; (iv) regulatory and third party approvals; (v) oil and natural gas prices; and (vi) drilling and recompletion costs and results. Because of these uncertainties, we may never drill the numerous potential locations we have identified or produce oil or natural gas from these or any other potential locations. As such, our actual development activities may materially differ from those presently identified, which could adversely affect our production, revenues and results of operations.

Approximately 43 percent of our total estimated proved reserves at December 31, 2010, were undeveloped, and those reserves may not ultimately be developed.

At December 31, 2010, approximately 43 percent of our total estimated proved reserves were undeveloped. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling. Our reserve data assumes that we can and will make these expenditures and conduct these operations successfully. These assumptions, however, may not prove correct. Our reserve report at December 31, 2010 includes estimates of total future development costs over the next five years associated with our proved undeveloped reserves of approximately $1.7 billion. If we choose not to spend the capital to develop these reserves, or if we are not otherwise able to successfully develop these reserves, we will be required to write-off these reserves. In addition, under the SEC’s reserve rules, because proved undeveloped reserves may be booked only if they relate to wells scheduled to be drilled within five years of the date of booking, we may be required to write off any proved undeveloped reserves that are not developed within this five year timeframe. Any such write-offs of our reserves could reduce our ability to borrow money and could reduce the value of our securities.

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

In addition, our credit facility and the indentures governing certain of our senior notes impose certain limitations on our ability to enter into mergers or combination transactions. Our credit facility and the indentures governing certain of our senior notes also limit our ability to incur certain indebtedness, which could indirectly limit our ability to engage in acquisitions of businesses or assets. If we desire to engage in an acquisition that is otherwise prohibited by our credit facility or the indentures governing certain of our senior notes, we will be required to seek the consent of our lenders or the holders of the senior notes in accordance with the requirements of the facility or the indentures, which consent may be withheld by the lenders under our credit facility or such holders of senior notes in their sole discretion. Furthermore, given the current situation in the credit markets, many lenders are reluctant to provide consents in any circumstances, including to allow accretive transactions.

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

We obtained the majority of our current reserve base through acquisitions of producing properties and undeveloped acreage. We expect that acquisitions will continue to contribute to our future growth. In connection with these and potential future acquisitions, we are often only able to perform limited due diligence.

Successful acquisitions of oil and natural gas properties require an assessment of a number of factors, including estimates of recoverable reserves, the timing of recovering reserves, exploration potential, future oil and natural gas prices, operating costs and potential environmental, regulatory and other liabilities. Such assessments are inexact, and we cannot make these assessments with a high degree of accuracy. In connection with our assessments, we perform a review of the acquired properties. However, such a review will not reveal all existing or potential problems. In addition, our review may not permit us to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. We do not inspect every well. Even when we inspect a well, we do not always discover structural, subsurface and environmental problems that may exist or arise.

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

President Obama’s budget proposal for the fiscal year 2012 recommended the elimination of certain key United States federal income tax preferences currently available to oil and natural gas exploration and production companies. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs and (iii) the increase in the amortization period from two years to seven years for geophysical costs paid or incurred in connection with the exploration for, or development of, oil or natural gas within the United States.

It is unclear whether any such changes will actually be enacted or, if enacted, how soon any such changes could become effective. The passage of any legislation as a result of the budget proposal or any other similar change in United States federal income tax law could affect certain tax deductions that are currently available with respect to oil and natural gas exploration and production.

Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the crude oil and natural gas that we produce.

In December 2009, the EPA determined that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. The EPA recently adopted two sets of rules regulating greenhouse gas emissions under the Clean Air Act, one of which requires a reduction in emissions of greenhouse gases from motor vehicles and the other of which regulates emissions of greenhouse gases from certain large stationary sources, effective January 2, 2011. The EPA’s rules relating to emissions of greenhouse gases from large stationary sources of emissions are currently subject to a number of legal challenges, but the federal courts have thus far declined to issue any injunctions to prevent EPA from implementing, or requiring state environmental agencies to implement, the rules. The EPA has also adopted rules requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, including petroleum refineries, on an annual basis, beginning in 2011 for emissions occurring after January 1, 2010, as well as certain onshore oil and natural gas production facilities, on an annual basis, beginning in 2012 for emissions occurring in 2011.

In addition, Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases and almost one-half of the states have already taken legal measures to reduce emissions of greenhouse gases primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall greenhouse gas emission reduction goal.

The adoption of legislation or regulatory programs to reduce emissions of greenhouse gases could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produced. Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations.

The recent adoption of derivatives legislation by Congress could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.

Congress recently adopted comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, including us, that participate in that market. The new legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), was signed into law by the President on July 21, 2010 and requires the Commodities Futures Trading Commission (the “CFTC”) and the SEC to promulgate rules and regulations implementing the new legislation within 360 days from the date of enactment. In its rulemaking under the Act, the CFTC has proposed regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. Certain bona fide hedging transactions or positions would be exempt from these position limits. It is not possible at this time to predict when the CFTC will finalize these regulations. The financial reform legislation may also require us to comply with margin requirements and with certain clearing and trade-execution requirements in connection with our derivative activities, although the application of those provisions to us is uncertain at this time. The financial reform legislation may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty. The new legislation and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the legislation was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on us, our financial condition and our results of operations.

Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight formations. We routinely utilize hydraulic fracturing techniques in many of our drilling and completion programs. The process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions. However, the EPA recently asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the Safe Drinking Water Act’s Underground Injection Control Program. While the EPA has yet to take any action to enforce or implement this newly asserted regulatory authority, industry groups have filed suit challenging the EPA’s recent decision. At the same time, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, and a committee of the United States House of Representatives is also conducting an investigation of hydraulic fracturing practices. Legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. In addition, some states have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing operations. For example, Colorado, Pennsylvania and Wyoming have each adopted a variety of well construction, set back, and disclosure regulations limiting how fracturing can be performed and requiring various degrees of chemical disclosure. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could make it more difficult or costly for us to perform fracturing to stimulate production from tight formations. In addition, if hydraulic fracturing becomes regulated at the federal level as a result of federal legislation or regulatory initiatives by the EPA, our fracturing activities could become subject to additional permitting requirements, and also to attendant permitting delays and potential increases in costs. Restrictions on hydraulic fracturing could also reduce the amount of oil and natural gas that we are ultimately able to produce from our reserves.

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

At December 31, 2010, approximately 10.4 percent of our proved reserves were attributable to properties for which we were not the operator. As a result, the success and timing of drilling and development activities on such nonoperated properties depend upon a number of factors, including:

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

Risks Relating to Our Common Stock

Our restated certificate of incorporation, our bylaws and Delaware law contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our common stock.

Our restated certificate of incorporation authorizes our board of directors to issue preferred stock without stockholder approval. If our board of directors elects to issue preferred stock, it could be more difficult for a third party to acquire us. In addition, some provisions of our certificate of incorporation, our bylaws and Delaware law could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our stockholders, including:

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

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all future earnings to fund the development and growth of our business. Any payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that our board of directors deems relevant. Covenants contained in our credit facility and the indentures governing certain of our senior notes restrict the payment of dividends. Investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment. Investors seeking cash dividends should not purchase our common stock.

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

Our Oil and Natural Gas Reserves

The estimates of our proved reserves at December 31, 2010, all of which were located in the United States, were based on evaluations prepared by the independent petroleum engineering firms of Cawley, Gillespie & Associates, Inc. (“CGA”) and Netherland, Sewell & Associates, Inc. (“NSAI”) (or collectively “external engineers”). Reserves were estimated in accordance with guidelines established by the SEC and the Financial Accounting Standards Board (the “FASB”).

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

E. Joseph Wright has been our Senior Vice President and Chief Operating Officer since November 2010. Mr. Wright previously served as the Vice President — Engineering and Operations from our formation in February 2004 to October 2010. Previously, Mr. Wright served as Vice President — Operations/Engineering of Concho Oil & Gas Corp. from its formation in January 2001 until its sale in January 2004, and as Vice President — Operations for Concho Resources Inc. (which was a different company from the current company). He has also worked in several operations, engineering and capital markets positions at Mewbourne Oil Company. Mr. Wright is a graduate of Texas A&M University with a Bachelor of Science degree in Petroleum Engineering.

Gayle Burleson has been our Vice President — Engineering, since September 2010. Ms. Burleson was our Manager of Corporate Engineering from July 2008 until September 2010. Ms. Burleson was Senior Reservoir Engineer for us from January 2006 until July 2008. From 1999 until 2006, Ms. Burleson was employed by BTA Oil Producers as a Senior Engineer responsible for Reservoir and Operations engineering duties in the Permian Basin, Oklahoma and North Dakota. From 1998 until 1999, Ms. Burleson was employed as a Staff Reservoir Engineer for Mobil Oil Corporation responsible for tertiary floods in Utah. From 1996 until 1998, Ms. Burleson was employed as a Senior Reservoir Engineer for Parker & Parsley Petroleum Company (now Pioneer Natural Resources Company) overseeing development in the Permian Basin, and she began her career in 1988 until 1996 with Exxon Corporation in various reservoir engineering capacities responsible for primary oil and natural gas fields, waterfloods and tertiary recovery floods in the Permian Basin and North Dakota. Ms. Burleson is a graduate of Texas Tech University with a Bachelor of Science in Chemical Engineering

CGA.  Approximately 66.3 percent of the reserves estimates shown herein at December 31, 2010, have been independently prepared by CGA, a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. CGA was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-693. Within CGA, the technical person primarily responsible for preparing the estimates set forth in the CGA letter dated January 24, 2011, filed as part of this report, was Mr. Zane Meekins. Mr. Meekins has been a practicing consulting petroleum engineer at CGA since 1989. Mr. Meekins is a Registered Professional Engineer in the State of Texas (License No. 71055) and has over 22 years of practical experience in petroleum engineering, with over 20 years of experience in the estimation and evaluation of reserves. He graduated from Texas A&M University in 1987 with a Bachelor of Science in Petroleum Engineering. Mr. Meekins meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; he is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

NSAI.  Approximately 33.7 percent of the reserves estimates shown herein at December 31, 2010, have been independently prepared by NSAI, a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-002699. Within NSAI, the technical person primarily responsible for preparing the estimates set forth in the NSAI letter dated January 20, 2011, filed as part of this report, was Mr. G. Lance Binder. Mr. Binder has been a practicing consulting petroleum engineer at NSAI since 1983. Mr. Binder is a Registered Professional Engineer in the State of Texas (License No. 61794) and has over 30 years of practical experience in petroleum engineering, with over 29 years of experience in the estimation and evaluation of reserves. He graduated from Purdue University in 1978 with a Bachelor of Science Degree in Chemical Engineering. Mr. Binder meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; he is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

Our oil and natural gas reserves.  The following table sets forth our estimated proved oil and natural gas reserves, PV-10 and Standardized Measure at December 31, 2010. PV-10 and Standardized Measure include the present value of our estimated future abandonment and site restoration costs for proved properties net of the present value of estimated salvage proceeds from each of these properties. Our reserve estimates and our computation of future net cash flows are based on a 12-month unweighted average of the first-day-of-the-month pricing of $75.96 per Bbl West Texas Intermediate posted oil price and on a 12-month unweighted average of the first-day-of-the-month pricing of $4.38 per MMBtu Henry Hub spot natural gas price, adjusted for location and quality by property.

The following table sets forth certain proved reserve information by area at December 31, 2010:

		Natural
	Oil (MBbl)	Gas (MMcf)	Total (MBoe)	PV-10(a)
				(In millions)

Core Operating Areas:
New Mexico Shelf	125,394	405,239	192,934	$3,979.4
Delaware Basin	8,949	78,865	22,093	355.7
Texas Permian	70,866	177,791	100,498	1,594.8
Other	6,214	10,279	7,927	131.3

Total	211,423	672,174	323,452	6,061.2

Present value of future income tax discounted at 10%				(1,885.1)

Standardized Measure				$4,176.1

The following table sets forth our estimated proved reserves by category at December 31, 2010:

		Natural
	Oil (MBbl)	Gas (MMcf)	Total (MBoe)	Percent of Total	PV-10(a)
					(In millions)

Proved developed producing	101,981	378,618	165,084	51.0%	$3,824.0
Proved developed non-producing	13,458	35,873	19,437	6.0%	417.4
Proved undeveloped	95,984	257,683	138,931	43.0%	1,819.8

Total proved	211,423	672,174	323,452	100.0%	$6,061.2

(a)	Our Standardized Measure at December 31, 2010 was $4,176.1 million. PV-10 is a Non-GAAP financial measure and is derived from the Standardized Measure which is the most directly comparable GAAP financial measure. PV-10 is a computation of the Standardized Measure on a pre-tax basis. PV-10 is equal to the Standardized Measure at the applicable date, before deducting future income taxes, discounted at 10 percent. We believe that the presentation of the PV-10 is relevant and useful to investors because it presents the discounted future net cash flows attributable to our estimated proved reserves prior to taking into account future corporate income taxes, and it is a useful measure for evaluating the relative monetary significance of our oil and natural gas assets. Further, investors may utilize the measure as a basis for comparison of the relative size and value of our reserves to other companies. We use this measure when assessing the potential return on investment related to our oil and natural gas assets. PV-10, however, is not a substitute for the Standardized Measure. Our PV-10 measure and the Standardized Measure do not purport to present the fair value of our oil and natural gas reserves. See “Item 1. Business — Non-GAAP Financial Measures and Reconciliations.”

Changes to proved reserves.  The following table sets forth the changes in our proved reserve volumes by area during the year ended December 31, 2010 (in MBoe):

			Purchases of	Sales of	Revisions of
		Extensions and	Minerals-in-	Minerals-in-	Previous
	Production	Discoveries	Place	Place	Estimates

Core Operating Areas:
New Mexico Shelf	(9,820)	23,879	52,241	(471)	1,034
Delaware Basin	(993)	2,129	20,140	(1,248)	(3,175)
Texas Permian	(4,236)	28,556	2,387	(3,897)	516
Other	(515)	5,074	—	(389)	737

Total	(15,564)	59,638	74,768	(6,005)	(888)

Production.  Production volumes of 15.6 MMBoe includes (i) 0.5 MMBoe of production related to the assets divested as noted below and (ii) 1.1 MMBoe of production from the Marbob and Settlement Acquisitions for periods after their respective close date in October 2010.

Extensions and discoveries.  Extensions and discoveries are primarily the result of our continued success from our extension and infill drilling in the Yeso of Southeast New Mexico and the Wolfberry in West Texas. Extensions and discoveries in Other are primarily attributable to the success of our exploratory drilling activities in the Bakken/Three Forks play.

Purchases of minerals-in-place.  Purchases of minerals-in-place are primarily attributable to the Marbob and Settlement Acquisitions that closed in October 2010.

Sales of minerals-in-place.  In December 2010, we sold certain of our non-core Permian Basin assets for cash consideration of $103.3 million.

Revisions of previous estimates.  Revisions of previous estimates are comprised of 4.5 MMBoe of positive revisions resulting from an increase in oil and natural gas price and 5.4 MMBoe of negative revisions resulting from technical and performance evaluations. The Company’s proved reserves at December 31, 2010 were determined using the twelve month average equivalent prices of $75.96 per Bbl of oil for West Texas Intermediate and $4.38 per

MMBtu of natural gas for Henry Hub spot, compared to corresponding prices of $57.65 per Bbl of oil and $3.87 per MMBtu of natural gas at December 31, 2009.

Proved undeveloped reserves.  At December 31, 2010, we had approximately 138.9 MMBoe of proved undeveloped reserves as compared to 107.8 MMBoe at December 31, 2009.

The following table summarizes the changes in our proved undeveloped reserves during 2010 (in MBoe):

At December 31, 2009	107,796
Extensions and discoveries	38,754
Purchases of minerals-in-place	26,754
Sales of minerals-in-place	(879)
Revisions of previous estimates	(4,658)
Conversion to proved developed reserves	(28,836)

At December 31, 2010	138,931

Our purchases of minerals-in-place are primarily attributable to our October 2010 Marbob and Settlement Acquisitions. Our extensions and discoveries are primarily the result of our continued success from our extension and infill drilling in the Yeso of Southeast New Mexico and the Wolfberry in West Texas.

The following table sets forth, since 2008, proved undeveloped reserves converted to proved developed reserves during the respective year and the investment required to convert proved undeveloped reserves to proved developed reserves:

	Proved Undeveloped Reserves
	Converted to
	Proved Developed Reserves
		Natural		Investment in Conversion
	Oil	Gas	Total	of Proved Undeveloped Reserves
Year Ended December 31,	(MBbls)	(MMcf)	(MBoe)	to Proved Developed Reserves
				(In thousands)

2008(a)	4,378	15,681	6,992	$114,067
2009	7,453	19,860	10,763	131,773
2010	20,117	52,318	28,836	309,439

Total	31,948	87,859	46,591	$555,279

(a)	Our initial disclosures of our reserves occurred in our initial public offering in August 2007.

The following table sets forth the estimated timing and cash flows of developing our proved undeveloped reserves at December 31, 2010 (dollars in thousands):

	Future	Future	Future	Future
	Production	Cash	Production	Development	Future Net
Years Ended December 31,(a)	(MBoe)	Inflows	Costs	Costs	Cash Flows

2011	3,005	$203,214	$23,232	$461,171	$(281,189)
2012	7,241	487,153	59,940	461,405	(34,192)
2013	9,354	628,058	82,084	309,362	236,612
2014	10,157	682,025	93,746	315,567	272,712
2015	10,185	680,339	98,837	159,472	422,030
Thereafter	98,989	6,454,520	1,882,503	33,377	4,538,640

Total	138,931	$9,135,309	$2,240,342	$1,740,354	$5,154,613

(a)	Beginning in 2012 and thereafter, the production and cash flows represent the drilling results from the respective year plus the incremental effects of proved undeveloped drilling from the preceding years beginning in 2011.

Historically, our drilling programs were substantially funded from our cash flow and were weighted towards drilling unproven locations. Our expectation in the future is to continue to fund our drilling programs primarily from our cash flows. Based on our current expectations of our cash flows and drilling programs, which includes drilling of proved undeveloped and unproven locations, we believe that we can substantially fund from our cash flow and, if needed, our credit facility, the drilling of our current inventory of proved undeveloped locations in the next 5 years.

Developed and Undeveloped Acreage

The following table presents our total gross and net developed and undeveloped acreage by area at December 31, 2010:

	Developed Acres		Undeveloped Acres		Total Acres
	Gross	Net	Gross	Net	Gross	Net

Core Operating Areas:
New Mexico Shelf	86,285	44,935	133,540	69,275	219,825	114,210
Delaware Basin	151,040	69,978	115,922	78,479	266,962	148,457
Texas Permian	164,820	41,617	45,846	24,238	210,666	65,855
Other	23,867	6,337	67,047	39,884	90,914	46,221

Total	426,012	162,867	362,355	211,876	788,367	374,743

The following table sets forth the future expiration amounts of our gross and net undeveloped acreage at December 31, 2010 by area. Expirations may be less if production is established and/or continuous development activities are undertaken beyond the primary term of the lease.

	2011		2012		2013		Thereafter
	Gross	Net	Gross	Net	Gross	Net	Gross	Net

Core Operating Areas:
New Mexico Shelf	5,912	3,972	6,746	3,498	7,999	4,798	38,502	23,074
Delaware Basin	4,409	2,993	24,622	8,585	2,195	881	33,011	28,283
Texas Permian	5,962	2,251	805	1,164	—	97	—	—
Other	—	—	1,920	1,440	9,991	7,494	26,407	16,366

Total	16,283	9,216	34,093	14,687	20,185	13,270	97,920	67,723

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

Item 4.	Removed and Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NYSE under the symbol “CXO.” The following table shows, for the periods indicated, the high and low sales prices for our common stock, as reported on the NYSE.

	Price Per Share
	High	Low

2009:
First Quarter	$28.10	$17.29
Second Quarter	$33.57	$23.50
Third Quarter	$38.70	$25.17
Fourth Quarter	$47.00	$33.71
2010:
First Quarter	$51.62	$42.60
Second Quarter	$61.65	$44.30
Third Quarter	$66.49	$51.51
Fourth Quarter	$89.87	$65.95

On February 23, 2011, the last sales price of our common stock as reported on the New York Stock Exchange was $108.20 per share.

As of February 23, 2011, there were 467 holders of record of our common stock.

Dividend Policy

We have not paid, and do not intend to pay in the foreseeable future, cash dividends on our common stock. Covenants contained in our credit facility and the indentures governing certain of our senior notes restrict the payment of dividends on our common stock. We currently intend to retain all future earnings to fund the development and growth of our business. Any payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that our board of directors deems relevant.

Repurchase of Equity Securities

Maximum
			Total Number	Number of Shares
			of Shares	That May
	Total Number		Purchased as	Yet be Purchased
	of Shares	Average Price	Part of Publicly	Under
Period	Withheld(a)	per Share	Announced Plans	the Plan

October 1, 2010 — October 31, 2010	—	$—	—
November 1, 2010 — November 30, 2010	2,192	$77.04	—
December 1, 2010 — December 31, 2010	2,727	$86.80	—

(a)	Represents shares that were withheld by us to satisfy tax withholding obligations of certain of our directors, officers and key employees that arose upon the lapse of restrictions on restricted stock.

Item 6.	Selected Financial Data

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

Selected Historical Financial Information

Our results of operations for the periods presented below may not be comparable either from period to period or going forward for the following reasons:

•	on February 24, 2006, we entered into a combination agreement in which we agreed to purchase certain oil and gas properties owned by Chase Oil Corporation (“Chase Oil”), Caza Energy LLC and certain other working interest owners (which we refer to collectively as the “Chase Group”) and combine them with substantially all of the outstanding equity interests of Concho Equity Holdings Corp. to form our company. The initial closing of the transactions contemplated by the combination agreement occurred on February 27, 2006, and the members of the Chase Group that sold their working interests to us received approximately 35 million shares of our common stock and approximately $409 million in cash. The executive officers of Concho Equity Holdings Corp. became the executive officers of our company at the closing of the combination transaction. We accounted for the combination transaction as a reorganization of our company, such that Concho Equity Holdings Corp. became our wholly owned subsidiary, and a simultaneous acquisition by our company of the assets contributed by the Chase Group;

•	in August 2007, we completed our initial public offering of common stock from which we received proceeds of $173 million that we used to retire outstanding borrowings under our second lien term loan facility totaling $86.5 million, and to retire outstanding borrowings under our credit facility totaling $86.5 million;

•	in July 2008, we closed the Henry Entities acquisition. In August 2008 and September 2008, we acquired additional non-operated interests in oil and natural gas properties from persons affiliated with the Henry Entities. We paid approximately $583.7 million in net cash for the Henry Properties acquisition, which was funded with borrowings under our credit facility and net proceeds of approximately $242.4 million from our private placement of 8.3 million shares of our common stock. The results of operations prior to August 2008 do not include results from the Henry Properties acquisition;

•	in September 2009, we issued $300 million of 8.625% unsecured senior notes at a discount, resulting in a yield-to-maturity of 8.875 percent. The net proceeds from this offering was used to repay a portion of the borrowings under our credit facility;

•	in December 2009, together with the acquisition of related additional interests that closed in 2010, we closed the Wolfberry Acquisitions for approximately $270.7 million in cash. The results of operations prior to 2010 do not include results from the Wolfberry Acquisitions;

•	in February 2010, we issued approximately 5.3 million shares of our common stock at $42.75 per share in a secondary public offering resulting in net proceeds of approximately $219.3 million. The net proceeds from this offering were used to repay a portion of the borrowings under our credit facility;

•	in October 2010, we closed the Marbob and Settlement Acquisitions for aggregate consideration of approximately $1.6 billion. The Marbob Acquisition consideration was comprised of (i) approximately $1.1 billion in cash which was funded with borrowings under our credit facility and with net proceeds of a $292.7 million private placement of 6.6 million shares of our common stock, (ii) issuance of 1.1 million shares of our common stock to the sellers and (iii) issuance of a $150 million 8.0% unsecured senior note due 2018 to the sellers. The Settlement Acquisition cash consideration of $286 million was primarily funded with borrowings under our credit facility. The results of operations prior to October 2010 do not include results from the Marbob and Settlement Acquisitions;

•	in December 2010, we issued in a secondary public offering 2.9 million shares of our common stock at $82.50 per share and we received net proceeds of approximately $227.4 million. We used the net proceeds from this offering to repay a portion of the borrowings under our credit facility; and

•	in December 2010, we issued $600 million in principal amount of 7.0% unsecured senior notes due 2021 at par and we received net proceeds of approximately $587.4 million. We used the net proceeds from this offering to repay a portion of the borrowings under our credit facility.

Our financial data below is derived from (i) our audited consolidated financial statements included in this report and (ii) other audited consolidated financial statements of ours not included in this report after taking into account the necessary reclassifications to present the discontinued operations related to the divestiture of certain of our non-core Permian Basin assets.

	Years Ended December 31,
	2010(a)	2009(b)	2008(c)	2007	2006(d)
	(In thousands, except per share amounts)

Statement of operations data:
Total operating revenues	$972,576	$519,601	$498,085	$267,295	$176,326
Total operating costs and expenses	(596,528)	(523,932)	(42,822)	(200,012)	(118,061)

Income (loss) from operations	$376,048	$(4,331)	$455,263	$67,283	$58,265

Income (loss) from continuing operations, net of tax	$183,034	$(11,527)	$270,222	$20,016	$16,417
Income from discontinued operations, net of tax	$21,336	$1,725	$8,480	$5,344	$3,251
Net income (loss) attributable to common shareholders	$204,370	$(9,802)	$278,702	$25,315	$30,025
Basic earnings per share:
Income (loss) from continuing operations	$1.98	$(0.14)	$3.41	$0.31	$0.57
Income from discontinued operations, net of tax	0.23	0.02	0.11	0.07	0.06

Net income (loss) attributable to common shareholders	$2.21	$(0.12)	$3.52	$0.38	$0.63

Diluted earnings per share:
Income (loss) from continuing operations	$1.95	$(0.14)	$3.35	$0.30	$0.53
Income from discontinued operations, net of tax	0.23	0.02	0.11	0.07	0.06

Net income (loss) attributable to common shareholders	$2.18	$(0.12)	$3.46	$0.37	$0.59

Other financial data:
Net cash provided by operations	$651,582	$359,546	$397,841	$169,769	$112,181
Net cash used in investing activities	$2,043,457	$586,148	$946,050	$160,353	$596,852
Net cash provided by financing activities	$1,389,025	$212,084	$541,981	$19,886	$476,611
EBITDAX(e)	$742,994	$475,208	$401,303	$217,392	$149,074

	December 31,
	2010(a)	2009(b)	2008(c)	2007	2006(d)
	(In thousands)

Balance sheet data:
Cash and cash equivalents	$384	$3,234	$17,752	$30,424	$1,122
Property and equipment, net	4,913,787	2,856,289	2,401,404	1,394,994	1,320,655
Total assets	5,368,494	3,171,085	2,815,203	1,508,229	1,390,072
Long-term debt, including current maturities	1,668,521	845,836	630,000	327,404	495,500
Stockholders’ equity	2,383,874	1,335,428	1,325,154	775,398	575,156

(a)	The Marbob and Settlement Acquisitions closed in October 2010. See Note D of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

(b)	The Wolfberry Acquisitions closed in December 2009. See Note D of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

(c)	The Henry Entities acquisition closed in July 2008. See Note D of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

(d)	The acquisition of the Chase Group Properties was substantially consummated on February 27, 2006, as a result of the combination of assets owned by Chase Oil and certain of its affiliates and Concho Equity Holdings Corp.

(e)	EBITDAX is defined as net income (loss), plus (1) exploration and abandonments expense, (2) depreciation, depletion and amortization expense, (3) accretion expense, (4) impairments of long-lived assets, (5) non-cash stock-based compensation expense, (6) bad debt expense, (7) ineffective portion of cash flow hedges and unrealized (gain) loss on derivatives not designated as hedges, (8) unrealized (gain) loss on derivatives not designated as hedges, (9) (gain) loss on sale of assets, net, (10) interest expense, (11) federal and state income taxes and (12) similar items listed above that are presented in discontinued operations. See “Item 1. Business — Non-GAAP Financial Measures and Reconciliations.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our business and results of operations together with our present financial condition. This section should be read in conjunction with our historical consolidated financial statements and notes, as well as the selected historical consolidated financial data included elsewhere in this report.

In October 2010, we closed the Marbob and Settlement Acquisitions, as discussed below. The results of these acquisitions are included in our results of operations for periods after their respective closing dates in October 2010. As a result, many comparisons between periods will be difficult or impossible.

In December 2009, we closed the Wolfberry Acquisitions. The results of these acquisitions are included in our results of operations beginning January 1, 2010. As a result, many comparisons between periods will be difficult or impossible.

In July 2008, we closed the Henry Entities acquisition. In August 2008 and September 2008, we acquired additional non-operated interests in oil and natural gas properties from persons affiliated with the Henry Entities (known as “along-side interests”). The results of operations are included in our consolidated statements of operations from August 1, 2008 forward.

Certain statements in our discussion below are forward-looking statements. These forward-looking statements involve risks and uncertainties. We caution that a number of factors could cause actual results to differ materially from these implied or expressed by the forward-looking statements. Please see “Cautionary Statement Regarding Forward-Looking Statements.”

Overview

We are an independent oil and natural gas company engaged in the acquisition, development and exploration of producing oil and natural gas properties. Our core operations are primarily focused in the Permian Basin of Southeast New Mexico and West Texas. We refer to our three core operating areas as the (i) New Mexico Shelf, where we primarily target the Yeso and Lower Abo formations, (ii) Delaware Basin, where we primarily target the Bone Spring formation, and (iii) Texas Permian, where we primarily target the Wolfberry, a term applied to the combined Wolfcamp and Spraberry horizons. We also have significant acreage positions in the Bakken/Three Forks play in North Dakota. Oil comprised 65 percent of our 323.5 MMBoe of estimated proved reserves at December 31, 2010, and 66 percent of our 15.6 MMBoe of production for 2010. We seek to operate the wells in which we own an interest, and we operated wells that accounted for 92.3 percent of our proved developed producing PV-10 and 69.8 percent of our 5,196 gross wells at December 31, 2010. By controlling operations, we are able to more effectively manage the cost and timing of exploration and development of our properties, including the drilling and stimulation methods used.

Financial and Operating Performance

Our financial and operating performance for 2010 included the following highlights:

•	Net income was $204.4 million ($2.18 per diluted share), as compared to a net loss of $9.8 million ($0.12 per diluted share) in 2009. The increase in earnings is primarily due to:

•	$453.0 million increase in oil and natural gas revenues as a result of commodity price increases and a 45.6 percent increase in production;

•	$69.5 million decrease in net losses on derivatives not designated as hedges;

•	$29.1 million gain from the divestiture of certain non-core Permian Basin assets, included in discontinued operations, offset by;

•	$53.1 million increase in depreciation, depletion and amortization (“DD&A”) expense, significantly due in part to the increase in production in 2010;

•	$72.0 million increase in oil and natural gas production costs due in part to (i) increases in production in 2010, and (ii) the increase in oil and natural gas revenues in 2010 directly increases our oil and natural production taxes, and;

•	$31.8 million increase in interest expense due to (i) increased borrowings during 2010 primarily related to acquisitions and (ii) an increase in our overall interest rate in 2010 primarily as a result of the 2009 senior note issuance.

•	Average daily sales volumes from continuing operations increased during 2010 by 45.6 percent from 28,377 Boe per day during 2009 to 41,249 Boe per day during 2010. The increase is primarily the attributable to (i) our successful drilling efforts during 2009 and 2010 and (ii) our acquisitions in 2010.

•	Net cash provided by operating activities increased by $292.1 million to $651.6 million for 2010, as compared to $359.5 million in 2009, primarily due to the increase in oil and gas revenue, offset by increases in related oil and natural gas production costs and other cash related costs.

•	In 2010, we sold approximately 14.8 million shares of our common stock for net proceeds of approximately $739.5 million in a combination of secondary public offerings and a private placement. The proceeds were primarily utilized to fund acquisitions and repay amounts outstanding under our credit facility to increase our (i) availability under our credit facility and (ii) liquidity for future activities.

•	In December 2010, we issued $600 million of 7.0% senior notes due 2021. The proceeds were primarily utilized to repay amounts outstanding under our credit facility to increase our (i) availability under our credit facility and (ii) liquidity for future activities.

•	Long-term debt was increased by $822.7 million during 2010 primarily as a result of acquisitions.

•	At December 31, 2010 our availability under our credit facility was approximately $1.4 billion.

Commodity Prices

Our results of operations are heavily influenced by commodity prices. Factors that may impact future commodity prices, including the price of oil and natural gas, include:

•	developments generally impacting the Middle East, including Iraq and Iran;

•	the extent to which members of the Organization of Petroleum Exporting Countries and other oil exporting nations are able to continue to manage oil supply through export quotas;

•	the overall global demand for oil; and

•	overall North American natural gas supply and demand fundamentals, including:

•	the United States economy impact,

•	weather conditions, and

•	liquefied natural gas deliveries to the United States.

Although we cannot predict the occurrence of events that may affect future commodity prices or the degree to which these prices will be affected, the prices for any commodity that we produce will generally approximate current market prices in the geographic region of the production. From time to time, we expect that we may economically hedge a portion of our commodity price risk to mitigate the impact of price volatility on our business. See Note I of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding our commodity derivative positions at December 31, 2010.

Oil and natural gas prices have been subject to significant fluctuations during the past several years. In general, oil prices were significantly higher during 2010 measured against 2009, while natural gas prices were moderately higher. The following table sets forth the average NYMEX oil and natural gas prices for the years ended December 31, 2010, 2009 and 2008, as well as the high and low NYMEX price for the same periods:

	Years Ended December 31,
	2010	2009	2008

Average NYMEX prices:
Oil (Bbl)	$79.50	$61.95	$99.75
Natural gas (MMBtu)	$4.40	$4.16	$8.89
High and low NYMEX prices:
Oil (Bbl):
High	$91.51	$81.37	$145.29
Low	$68.01	$33.98	$33.87
Natural gas (MMBtu):
High	$6.01	$6.07	$13.58
Low	$3.29	$2.51	$5.29

Further, the NYMEX oil price and NYMEX natural gas price reached highs and lows of $98.10 and $84.32 per Bbl and $4.74 and $3.87 per MMBtu, respectively, during the period from January 1, 2011 to February 23, 2011. At February 23, 2011, the NYMEX oil price and NYMEX natural gas price were $98.10 per Bbl and $3.90 per MMBtu, respectively.

Recent Events

Marbob and Settlement acquisitions.  In July 2010, we entered into an asset purchase agreement to acquire certain of the oil and natural gas leases, interests, properties and related assets owned by Marbob for aggregate consideration of (i) cash in the amount of $1.45 billion, (ii) the issuance to Marbob of a $150 million 8.0% unsecured senior note due 2018 and (iii) the issuance to Marbob of approximately 1.1 million shares of our common stock, subject to purchase price adjustments, which included downward purchase price adjustments based on the exercise of third parties of contractual preferential purchase rights.

On October 7, 2010, we closed the Marbob Acquisition. At closing, we paid approximately $1.1 billion in cash plus the unsecured senior note and common stock described above for a total purchase price of approximately $1.4 billion. The total purchase price as originally announced was reduced due to third party contractual preferential purchase rights. Certain of the third parties contractual preferential purchase rights became subject to litigation, as discussed below.

We funded the cash consideration in the Marbob Acquisition with (a) borrowings under our credit facility and (b) net proceeds of $292.7 million from a private placement of approximately 6.6 million shares of our common stock at a price of $45.30 per share that closed on October 7, 2010.

Certain of the Marbob interests in properties contained contractual preferential purchase rights by third parties if Marbob were to sell them. Marbob informed us of its receipt of a notice from BP electing to exercise its contractual preferential purchase rights.

On July 20, 2010, BP announced it was selling all its assets in the Permian Basin to a subsidiary of Apache. Marbob and BP owned common interests in certain properties subject to contractual preferential purchase rights. BP and Apache contested Marbob’s ability to exercise its contractual preferential purchase rights in this situation. As a result, we and Marbob filed suit against BP and Apache seeking declaratory judgment and injunctive relief to protect Marbob’s contractual right to have the option to purchase these interests in these common properties.

On October 15, 2010, we and Marbob resolved the litigation with BP and Apache related to the disputed contractual preferential purchase rights. As a result of the settlement, we acquired a non-operated interest in substantially all of the oil and natural gas assets subject to the litigation for approximately $286 million in cash (the “Settlement Acquisition”). We funded the Settlement Acquisition with borrowings under our credit facility.

The properties acquired in the Marbob and Settlement Acquisitions contained approximately 72.4 MMBoe of proved reserves at closing. The results of operations prior to October 2010 do not include results from the Marbob and Settlement Acquisitions.

Borrowing base increase.  In October 2010, we and our bank lenders entered into an amendment to our credit agreement simultaneously with the closing of the Marbob Acquisition. The amendment increased each of the borrowing base and the lenders’ aggregate commitment from $1.2 billion to $2.0 billion.

Private placement of equity.  In October 2010, we closed the private placement of our common stock, simultaneously with the closing of the Marbob Acquisition, on 6.6 million shares of our common stock at a price of $45.30 per share for net proceeds of approximately $292.7 million.

Senior notes issuance.  In December 2010, we issued $600 million in principal amount of 7.0% unsecured senior notes due 2021 at par and we received net proceeds of approximately $587.4 million. We used the net proceeds from this offering to repay a portion of the borrowings under our credit facility to increase our liquidity for future activities.

Common stock offering.  In December 2010, we issued in a secondary public offering 2.9 million shares of our common stock at $82.50 per share and we received net proceeds of approximately $227.4 million. We used the net proceeds from this offering to repay a portion of the borrowings under our credit facility to increase our liquidity for future activities.

Permian asset divestiture.  In December 2010, we sold certain of our non-core Permian Basin assets for cash consideration of $103.3 million. For 2010, these assets produced 1,393 Boe per day, of which approximately 46 percent was oil. The proved reserves of these assets were approximately 6.0 MMBoe at closing.

North Dakota divestiture.  In February 2011, we entered into a purchase and sale agreement to sell our North Dakota assets for cash consideration of approximately $196.0 million, subject to customary purchase price adjustments, and expect to close the divestiture prior to March 31, 2011. We expect to recognize a gain on this sale in excess of $140.0 million.

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

Our capital budget does not include acquisitions (other than the customary purchase of leasehold acreage). The following is a summary of our 2011 capital budget:

Capital Budget
2011
(In millions)

Core Operating Areas:
New Mexico Shelf	$579
Delaware Basin	145
Texas Permian	219
Acquisition of leasehold acreage and other property interests, geological and geophysical and other	61
Facilities and other capital in our core operating areas	100

Total	$1,104

Derivative Financial Instruments

Derivative financial instrument exposure.  At December 31, 2010, the fair value of our financial derivatives was a net liability of $140.3 million. All of our counterparties to these financial derivatives are a party to our credit facility and have their outstanding debt commitments and derivative exposures collateralized pursuant to our credit facility. Under the terms of our financial derivative instruments and their collateralization under our credit facility, we do not have exposure to potential “margin calls” on our financial derivative instruments. We currently have no reason to believe that our counterparties to these commodity derivative contracts are not financially viable. Our credit facility does not allow us to offset amounts we may owe a lender against amounts we may be owed related to our financial instruments with such party.

New commodity derivative contracts.  During 2010, we entered into additional commodity derivative contracts to hedge a portion of our estimated future production. The following table summarizes information about these additional commodity derivative contracts for the year ended December 31, 2010. When aggregating multiple contracts, the weighted average contract price is disclosed.

	Aggregate	Index	Contract
	Volume	Price	Period

Oil (volumes in Bbls):
Price swap	670,000	$83.72(a)	1/1/10	- 12/31/10
Price swap	195,000	$76.85(a)	3/1/10	- 12/31/10
Price swap	1,463,000	$88.63(a)	5/1/10	- 12/31/10
Price swap	378,000	$85.62(a)	1/1/11	- 6/30/11
Price swap	200,000	$83.47(a)	1/1/11	- 11/30/11
Price swap	6,282,000	$85.49(a)	1/1/11	- 12/31/11
Price swap	96,000	$86.80(a)	7/1/11	- 12/31/11
Price swap	540,000	$86.84(a)	1/1/12	- 6/30/12
Price swap	389,000	$86.95(a)	1/1/12	- 11/30/12
Price swap	5,487,000	$88.21(a)	1/1/12	- 12/31/12
Price swap	261,000	$82.50(a)	7/1/12	- 12/31/12
Price swap	1,380,000	$82.58(a)	1/1/13	- 12/31/13
Price swap	1,248,000	$83.94(a)	1/1/14	- 12/31/14
Price swap	600,000	$84.50(a)	1/1/15	- 6/30/15
Natural gas (volumes in MMBtus):
Price swap	418,000	$5.99(b)	2/1/10	- 12/31/10
Price swap	1,250,000	$5.55(b)	3/1/10	- 12/31/10
Price swap	5,076,000	$6.14(b)	1/1/11	- 12/31/11
Price swap	300,000	$6.54(b)	1/1/12	- 12/31/12

(a)	The index prices for the oil price swaps are based on the NYMEX-West Texas Intermediate monthly average futures price.

(b)	The index prices for the natural gas price swaps are based on the NYMEX-Henry Hub last trading day futures price.

Post-2010 commodity derivative contracts.  After December 31, 2010 and through February 23, 2011, we entered into the following oil price commodity derivative contracts to hedge an additional portion of our estimated future production:

	Aggregate	Index		Contract
	Volume	Price		Period

Oil (volumes in Bbls):
Price swap	115,000	$96.65(a	)	3/1/11 - 11/30/11
Price swap	200,000	$97.20(a	)	3/1/11 - 12/31/11
Price swap	45,000	$99.35(a	)	1/1/12 - 3/31/12
Price swap	180,000	$99.00(a	)	1/1/12 - 12/31/12
Price swap	300,000	$99.00(a	)	7/1/12 - 9/30/12
Price swap	255,000	$99.00(a	)	10/1/12 - 12/31/12
Price swap	1,080,000	$99.88(a	)	1/1/13 - 12/31/13

(a)	The index price for the oil price swap is based on the NYMEX-West Texas Intermediate monthly average futures price.

Results of Operations

The following table sets forth summary information from our continuing operations concerning our production and operating data for the years ended December 31, 2010, 2009 and 2008. The data in this table excludes results from the (i) Marbob and Settlement Acquisitions for periods prior to their respective close dates in October 2010, (ii) Wolfberry Acquisitions for periods prior to December 2009 and (iii) Henry Properties acquisition for periods prior to August 1, 2008. Also, the table below excludes production and operating data that we have classified as discontinued operations, which is more fully described in Note O of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

	Years Ended December 31,
	2010	2009	2008

Production and operating data:
Net production volumes:
Oil (MBbl)	10,078	7,035	4,152
Natural gas (MMcf)	29,867	19,847	10,796
Total (MBoe)	15,056	10,343	5,951
Average daily production volumes:
Oil (Bbl)	27,611	19,274	11,344
Natural gas (Mcf)	81,827	54,375	29,497
Total (Boe)	41,249	28,337	16,260
Average prices:
Oil, without derivatives (Bbl)	$76.12	$57.97	$95.93
Oil, with derivatives (Bbl)(a)	$73.51	$68.60	$86.69
Natural gas, without derivatives (Mcf)	$6.88	$5.63	$12.14
Natural gas, with derivatives (Mcf)(a)	$7.46	$6.19	$12.21
Total, without derivatives (Boe)	$64.60	$50.24	$88.96
Total, with derivatives (Boe)(a)	$64.01	$58.53	$82.63
Operating costs and expenses per Boe:
Lease operating expenses and workover costs	$5.83	$5.45	$6.44
Oil and natural gas taxes	$5.52	$4.10	$7.32
General and administrative	$4.23	$5.13	$6.92
Depreciation, depletion and amortization	$16.60	$19.02	$19.73

(a)	Includes the effect of (i) commodity derivatives designated as hedges and reported in oil and natural gas sales and (ii) includes the cash payments/receipts from commodity derivatives not designated as hedges and reported in operating costs and expenses. See the table that reflects the amounts of cash payments/receipts from commodity derivatives not designated as hedges that were included in computing average prices with derivatives and reconciles to the amount in gain (loss) on derivatives not designated as hedges as reported in the statements of operations in “Item 1. Business — Our Production, Prices and Expenses.”

The following table sets forth summary information from our discontinued operations concerning our production and operating data for the years ended December 31, 2010, 2009 and 2008. The discontinued operations is the result of reclassifying the results of operations from our December 2010 Permian divestiture from continuing operations for GAAP purposes, which is more fully described in Note O of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

	Years Ended December 31,
	2010	2009	2008

Production and operating data:
Net production volumes:
Oil (MBbl)	252	301	434
Natural gas (MMcf)	1,538	1,721	4,172
Total (MBoe)	508	588	1,129
Average daily production volumes:
Oil (Bbl)	690	825	1,189
Natural gas (Mcf)	4,214	4,715	11,430
Total (Boe)	1,392	1,611	3,094
Average prices:
Oil, without derivatives (Bbl)	$73.34	$58.39	$53.57
Natural gas, without derivatives (Mcf)	$4.61	$4.22	$2.99
Total, without derivatives (Boe)	$50.33	$42.26	$31.62
Operating costs and expenses per Boe:
Lease operating expenses and workover costs	$14.90	$12.30	$5.70
Oil and natural gas taxes	$4.74	$3.58	$2.62
General and administrative(a)	$(1.94)	$(1.51)	$(0.31)
Depreciation, depletion and amortization	$14.69	$16.00	$5.76

(a)	Represents the fees received from third-parties for operating oil and natural gas properties that were sold. We reflect these fees as a reduction of general and administrative expenses.

The following table presents selected production and operating data for the fields which represent greater than 15 percent of our total proved reserves for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010		2009		2008
	West	Grayburg	West	Grayburg	Grayburg
	Wolfberry(a)	Jackson	Wolfberry(a)	Jackson	Jackson

Production and operating data:
Net production volumes:
Oil (MBbl)	1,643	1,680	1,320	1,429	1,045
Natural gas (MMcf)	4,679	4,696	3,361	4,108	3,407
Total (MBoe)	2,423	2,463	1,880	2,114	1,613
Average prices:
Oil, without derivatives (Bbl)	$77.74	$75.72	$58.30	$58.87	$94.35
Natural gas, without derivatives (Mcf)	$7.37	$7.59	$6.03	$5.76	$10.67
Total, without derivatives (Boe)	$66.95	$66.12	$51.72	$51.00	$83.68
Production costs per Boe:
Lease operating expenses including workovers	$4.51	$6.24	$4.86	$4.47	$4.55
Oil and natural gas taxes	$4.32	$5.70	$3.77	$4.42	$7.20

(a)	This field was acquired as part of the Henry Properties acquisition in July 2008.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Oil and natural gas revenues.  Revenue from oil and natural gas operations was $972.6 million for the year ended December 31, 2010, an increase of $453.0 million (87 percent) from $519.6 million for the year ended December 31, 2009. This increase was primarily due to increases in realized oil and natural gas prices and increased production (i) as a result of the Wolfberry Acquisitions, (ii) the Marbob and Settlement Acquisitions which closed in October 2010 and (iii) due to successful drilling efforts during 2009 and 2010. Specifically the:

•	average realized oil price (excluding the effects of derivative activities) was $76.12 per Bbl during the year ended December 31, 2010, an increase of 31 percent from $57.97 per Bbl during the year ended December 31, 2009;

•	total oil production was 10,078 MBbl for the year ended December 31, 2010, an increase of 3,043 MBbl (43 percent) from 7,035 MBbl for the year ended December 31, 2009;

•	average realized natural gas price (excluding the effects of derivative activities) was $6.88 per Mcf during the year ended December 31, 2010, an increase of 22 percent from $5.63 per Mcf during the year ended December 31, 2009. Our natural gas prices have been significantly higher than the related NYMEX prices primarily due to the value of the natural gas liquids in our liquids-rich natural gas stream; and

•	total natural gas production was 29,867 MMcf for the year ended December 31, 2010, an increase of 10,020 MMcf (50 percent) from 19,847 MMcf for the year ended December 31, 2009.

Production expenses.  The following table provides the components of our total oil and natural gas production costs for the years ended December 31, 2010 and 2009:

	Years Ended December 31,
	2010		2009
	Amount	Per Boe	Amount	Per Boe
	(In thousands, except per unit amounts)

Lease operating expenses	$84,907	$5.64	$55,421	$5.36
Taxes:
Ad valorem	8,708	0.58	4,912	0.47
Production	74,327	4.94	37,495	3.63
Workover costs	2,825	0.19	954	0.09

Total oil and natural gas production expenses	$170,767	$11.35	$98,782	$9.55

Among the cost components of production expenses, we have some control over lease operating expenses and workover costs on properties we operate, but production and ad valorem taxes are directly related to commodity price changes.

Lease operating expenses were $84.9 million ($5.64 per Boe) for the year ended December 31, 2010 which was an increase of $29.5 million (53 percent) from $55.4 million ($5.36 per Boe) for the year ended December 31, 2009. The increase in lease operating expenses was primarily due to (i) our wells successfully drilled and completed in 2009 and 2010, (ii) additional interests acquired in the Wolfberry Acquisitions in December 2009 and (iii) the Marbob and Settlement Acquisitions which closed in October 2010. The increase in lease operating expenses per Boe was primarily due to (i) cost increases in services and supplies primarily related to increase in commodity prices and (ii) a reduction in our third-party income from utilization of our salt water disposal systems, in part due to our use of those systems, offset in part by additional production from our wells successfully drilled and completed in 2009 and 2010 where we are receiving benefits from economies of scale.

Ad valorem taxes have increased primarily as a result of increased valuations of our Texas properties and the increase in our number of wells primarily associated with the Wolfberry Acquisitions and 2009 and 2010 drilling activity.

Production taxes per unit of production were $4.94 per Boe during the year ended December 31, 2010, an increase of 36 percent from $3.63 per Boe during the year ended December 31, 2009. The increase was directly related to the increase in commodity prices and our increase in oil and natural gas revenues related to increased volumes coupled with a $2.2 million ($0.21 per Boe) increase in production taxes in 2010 related to prior years taxes on one of our assets in our New Mexico Shelf area. Over the same period, our per Boe prices (excluding the effects of derivatives) increased 29 percent.

Workover expenses were approximately $2.8 million and $1.0 million for the years ended December 31, 2010 and 2009, respectively. The 2010 amounts related primarily to increased workovers during the first two quarters of 2010 in our New Mexico Shelf area due to work performed to restore production, whereas the 2009 amounts related primarily to workovers in our Texas Permian area.

Exploration and abandonments expense.  The following table provides a breakdown of our exploration and abandonments expense for the years ended December 31, 2010 and 2009:

	Years Ended December 31,
	2010	2009
	(In thousands)

Geological and geophysical	$2,712	$3,635
Exploratory dry holes	37	1,941
Leasehold abandonments and other	7,575	5,056

Total exploration and abandonments	$10,324	$10,632

Our geological and geophysical expense, which primarily consists of the costs of acquiring and processing seismic data, geophysical data and core analysis, was approximately $2.7 million and $3.7 million for the years ended December 31, 2010 and 2009, respectively.

Our exploratory dry hole expense during the year ended December 31, 2009 was primarily attributable to an unsuccessful exploratory well located on our Arkansas acreage and two unsuccessful exploratory wells in our Texas Permian area.

For the year ended December 31, 2010, we recorded approximately $7.6 million of leasehold abandonments, which related to non-core prospects in our New Mexico Basin and Texas Permian areas and abandonment costs related to specific wells in our New Mexico Shelf and Texas Permian areas. For the year ended December 31, 2009, we recorded $5.1 million of leasehold abandonments, which related primarily to the write-off of four prospects in our New Mexico Shelf area and three prospects in our Texas Permian area.

Depreciation, depletion and amortization expense.  The following table provides components of our depreciation, depletion and amortization expense for the years ended December 31, 2010 and 2009:

	Years Ended December 31,
	2010		2009
	Amount	Per Boe	Amount	Per Boe
	(In thousands, except per unit amounts)

Depletion of proved oil and natural gas properties	$245,197	$16.29	$192,501	$18.61
Depreciation of other property and equipment	3,104	0.21	2,680	0.26
Amortization of intangible asset — operating rights	1,549	0.10	1,555	0.15

Total depletion, depreciation and amortization	$249,850	$16.60	$196,736	$19.02

Oil price used to estimate proved oil reserves at period end	$75.96		$57.65
Natural gas price used to estimate proved natural gas reserves at period end	$4.38		$3.87

Depletion of proved oil and natural gas properties was $245.2 million ($16.29 per Boe) for the year ended December 31, 2010, an increase of $52.7 million (27 percent) from $192.5 million ($18.61 per Boe) for the year ended December 31, 2009. The increase in depletion expense was primarily due to (i) capitalized costs associated with new wells that were successfully drilled and completed in 2009 and 2010, (ii) the Wolfberry Acquisitions and (iii) the Marbob and Settlement Acquisitions, offset in part by the increase in the oil and natural gas prices between the periods utilized to determine proved reserves. The decrease in depletion expense per Boe was primarily due to (i) the increase in the oil and natural gas prices between the periods utilized to determine proved reserves, (ii) the increase in proved reserves from the successful 2009 and 2010 drilling of unproved properties, (iii) the proved finding costs associated with the Marbob and Settlement Acquisitions and (iv) the increase in total proved reserves due to the SEC rules adopted at the end of 2009 related to disclosures of oil and natural gas reserves.

On December 31, 2009, we adopted the SEC rules related to disclosures of oil and natural gas reserves. As a result of these SEC rules we recorded an additional 13.6 MMBoe of proved reserves. We utilized the additional proved reserves beginning in our depletion computation in the fourth quarter of 2009. Our fourth quarter of 2009 depletion expense rate was $17.19 per Boe, which was lower than past quarters in part due to the these additional proved reserves. Comparisons between years as it relates to our depletion rate is difficult as a result of these rules.

The amortization of the intangible asset is a result of the value assigned to the operating rights that we acquired in the Henry Properties acquisition. The intangible asset is currently being amortized over an estimated life of approximately 25 years.

Impairment of long-lived assets.  We periodically review our long-lived assets to be held and used, including proved oil and natural gas properties accounted for under the successful efforts method of accounting. Due primarily to downward adjustments to the economically recoverable proved reserves associated with well performance, we recognized a non-cash charge against earnings of $11.6 million during the year ended December 31, 2010, which was primarily attributable to natural gas related properties in our New Mexico Shelf area and to a lesser extent impairment in value of certain of our inventoried tubular goods. For the year ended December 31, 2009, we recognized a non-cash charge against earnings of $7.9 million, which was comprised primarily of natural gas related properties in our New Mexico Shelf area.

General and administrative expenses.  The following table provides components of our general and administrative expenses for the years ended December 31, 2010 and 2009:

	Years Ended December 31,
	2010		2009
	Amount	Per Boe	Amount	Per Boe
	(In thousands, except per unit amounts)

General and administrative expenses — recurring	$59,704	$3.96	$44,476	$4.30
Non-recurring bonus paid to Henry Entities’ employees	5,059	0.33	10,150	0.98
Non-cash stock-based compensation — stock options	2,653	0.17	4,285	0.41
Non-cash stock-based compensation — restricted stock	10,278	0.67	4,755	0.46
Less: Third-party operating fee reimbursements	(13,419)	(0.90)	(10,502)	(1.02)

Total general and administrative expenses	$64,275	$4.23	$53,164	$5.13

General and administrative expenses were $64.3 million ($4.23 per Boe) for year ended December 31, 2010, an increase of $11.1 million (21 percent) from $53.2 million ($5.13 per Boe) for the year ended December 31, 2009. The increase in general and administrative expenses was primarily due to (i) an increase in non-cash stock-based compensation for stock-based compensation awards, (ii) additional personnel and related costs associated with the Marbob Acquisition and (iii) an increase in the number of employees and related personnel expenses to handle our increased activities, partially offset by (i) a decrease in the non-recurring bonus due to the Henry Entities employees (discussed in the next paragraph) and (ii) an increase in third-party operating fee reimbursements. The decrease in total general and administrative expenses per Boe was primarily due to increased production associated with (i) additional production from our wells successfully drilled and completed in 2009 and 2010, (ii) additional production from our Wolfberry Acquisitions for which we added no administrative personnel and (iii) the production from our the Marbob and Settlement Acquisitions.

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

We earn reimbursements as operator of certain oil and natural gas properties in which we own interests. As such, we earned reimbursements of $13.4 million and $10.5 million during the years ended December 31, 2010 and 2009, respectively, which increased primarily as a result of additional operated properties from our drilling and acquisitions. This reimbursement is reflected as a reduction of general and administrative expenses in the consolidated statements of operations.

Bad debt expense.  In May 2008, we entered into a short-term purchase agreement with an oil purchaser to buy a portion of our oil affected as a result of a New Mexico refinery shut down due to repairs. In July 2008, this purchaser declared bankruptcy. We fully reserved the receivable amount due from this purchaser of approximately $2.9 million as of December 31, 2008, and pursued a claim in the bankruptcy proceedings. In December 2009, we recovered approximately $1.0 million and accordingly reduced our allowance for bad debts and bad debt expense.

Loss on derivatives not designated as hedges.  The following table sets forth the cash settlements and the non-cash mark-to-market adjustment for the derivative contracts not designated as hedges for the years ended December 31, 2010 and 2009:

	Years Ended December 31,
	2010	2009
	(In thousands)

Cash payments (receipts):
Commodity derivatives — oil	$26,281	$(74,796)
Commodity derivatives — natural gas	(17,414)	(10,955)
Financial derivatives — interest rate	4,957	3,335
Mark-to-market (gain) loss:
Commodity derivatives — oil	93,595	229,896
Commodity derivatives — natural gas	(23,347)	7,959
Financial derivatives — interest rate	3,253	1,418

Loss on derivatives not designated as hedges	$87,325	$156,857

Interest expense.  The following table sets forth interest expense, weighted average interest rates and weighted average debt balances for the years ended December 31, 2010 and 2009:

	Years Ended December 31,
	2010	2009
	(Dollars in thousands)

Interest expense	$60,087	$28,292
Weighted average interest rate	5.1%	3.4%
Weighted average debt balance	$979,093	$667,993

The increase in weighted average debt balance during the year ended December 31, 2010, was due primarily to borrowings in October 2010 for the Marbob and Settlement Acquisitions. The increase in interest expense is due to an increase in the weighted average debt balance. The increase in the weighted average interest rate is primarily due to the issuance of our senior notes.

In September 2009, we issued $300 million of 8.625% senior notes at a discount, resulting in a yield-to-maturity of 8.875 percent. Currently, the interest rate associated with the senior notes is higher than the credit facility, which results in us, currently, having higher absolute interest rates.

Income tax provisions.  We recorded income tax expense of $122.6 million and an income tax benefit of $21.5 million for the years ended December 31, 2010 and 2009, respectively. The effective income tax rate for the years ended December 31, 2010 and 2009 was 40.1 percent and 65.1 percent, respectively, between periods.

We recorded an $8.3 million charge to income tax expense in the fourth quarter of 2010 to increase our estimated overall state tax rate utilized to record our net deferred tax liability. This increase in the tax rate is due to an increase in our overall blended state income tax rate, a result of the assets acquired in the Marbob and Settlement Acquisitions being located in New Mexico where the state income tax rate is higher than in Texas. Also, in 2010, we recorded a benefit of approximately $1.6 million associated with revisions to our 2009 income tax provision.

In 2009, we recorded a tax benefit of approximately $6.6 million associated with a reduction in our estimated overall state tax rate and the related effect on our net deferred tax liability. In 2009, we made the Wolfberry Acquisitions, the assets of which were primarily in the state of Texas. The state income tax rate is lower in Texas compared to New Mexico (the location of our other significant concentration of assets). Accordingly, this has caused a reduction of our overall estimated state income tax rate due to the addition of Texas assets. Also, in 2009, we recorded a benefit of approximately $1.6 million associated with revisions to our 2008 tax provision.

Excluding the effect of these two items our effective income tax rate would have been 37.9 percent and 40.5 percent in 2010 and 2009, respectively, which would approximate a more “normalized” effective income tax rate.

Income (loss) from discontinued operations, net of tax.  In December 2010, we closed the sale of certain of our non-core Permian Basin assets for cash consideration of $103.3 million.

The results of operations of these assets and the related gain on disposition are reported as discontinued operations in the accompanying consolidated statements of operations, described in more detail in Note O of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.” The Company recognized income from discontinued operations of $21.3 million and $1.7 million for the years ended December 31, 2010 and 2009, respectively. In 2010, income from discontinued operations included a pre-tax gain of the sale of these assets of $29.1 million.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Oil and natural gas revenues.  Revenue from oil and natural gas operations was $519.6 million for the year ended December 31, 2009, an increase of $21.5 million (4 percent) from $498.1 million for the year ended December 31, 2008. This increase was due to increased production (i) as a result of the inclusion of a full year of production in 2009 from the Henry Properties acquisition and (ii) due to successful drilling efforts during 2008 and 2009, partially offset by substantial decreases in realized oil and natural gas prices. Specifically, the:

•	average realized oil price (excluding the effects of derivative activities) was $57.97 per Bbl during the year ended December 31, 2009, a decrease of 40 percent from $95.93 per Bbl during the year ended December 31, 2008;

•	total oil production was 7,035 MBbl for the year ended December 31, 2009, an increase of 2,883 MBbl (69 percent) from 4,152 MBbl for the year ended December 31, 2008;

•	average realized natural gas price (excluding the effects of derivative activities) was $5.63 per Mcf during the year ended December 31, 2009, a decrease of 54 percent from $12.14 per Mcf during the year ended December 31, 2008. Our natural gas prices have been significantly higher than the related NYMEX prices primarily due to the value of the natural gas liquids in our liquids-rich natural gas stream; and

•	total natural gas production was 19,847 MMcf for the year ended December 31, 2009, an increase of 9,051 MMcf (84 percent) from 10,796 MMcf for the year ended December 31, 2008.

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

The following is a summary of the effects of commodity hedges that qualified for hedge accounting treatment for the year ended December 31, 2008:

	Oil Hedges	Natural Gas Hedges
	Years Ended	Years Ended
	December 31, 2008	December 31, 2008
	(Dollars in thousands)

Decrease in oil and natural gas revenues	$(30,591)	$(696)
Hedged volumes (Bbls and MMBtus, respectively)	951,000	4,941,000

Production expenses.  The following table provides the components of our total oil and natural gas production costs for the years ended December 31, 2009 and 2008:

	Years Ended December 31,
	2009		2008
	Amount	Per Boe	Amount	Per Boe
	(In thousands, except per unit amounts)

Lease operating expenses	$55,421	$5.36	$37,293	$6.27
Taxes:
Ad valorem	4,912	0.47	2,101	0.35
Production	37,495	3.63	41,450	6.97
Workover costs	954	0.09	992	0.17

Total oil and natural gas production expenses	$98,782	$9.55	$81,836	$13.76

Among the cost components of production expenses, we have some control over lease operating expenses and workover costs on properties we operate, but production and ad valorem taxes are directly related to commodity price changes.

Lease operating expenses were $55.4 million ($5.36 per Boe) for the year ended December 31, 2009, an increase of $18.1 million (49 percent) from $37.3 million ($6.27 per Boe) for the year ended December 31, 2008. The total increase in absolute amounts in lease operating expenses was due to (i) the inclusion of a full year of expenses from the wells acquired in the Henry Properties acquisition and (ii) our wells successfully drilled and completed in 2008 and 2009. The decrease in lease operating expenses on a per unit basis is due to (i) increased volumes from our successful drilling program in 2008 and 2009 that has allowed economies of scale in our cost structure and (ii) cost reductions in services and supplies, primarily as a result of the recently lower commodity prices, offset by the wells acquired in the Henry Properties acquisition, which have a higher per unit cost as compared to our historical per unit cost.

Ad valorem taxes have increased primarily as a result of the Henry Properties acquisition, which were highly concentrated in Texas, a state which has a higher ad valorem tax rate than New Mexico, where substantially all of our properties prior to the Henry Properties acquisition were located.

Production taxes per unit of production were $3.63 per Boe during the year ended December 31, 2009, a decrease of 48 percent from $6.97 per Boe during the year ended December 31, 2008. The decrease was directly related to the decrease in commodity prices offset by the increase in oil and natural gas revenues related to increased volumes. Over the same period, our Boe prices (excluding the effects of derivatives) decreased 44 percent.

Exploration and abandonments expense.  The following table provides a breakdown of our exploration and abandonments expense for the years ended December 31, 2009 and 2008:

	Years Ended December 31,
	2009	2008
	(In thousands)

Geological and geophysical	$3,635	$3,140
Exploratory dry holes	1,941	3,722
Leasehold abandonments and other	5,056	31,606

Total exploration and abandonments	$10,632	$38,468

Our geological and geophysical expense during the year ended December 31, 2009 was primarily attributable to continued seismic activity in our Lower Abo assets in our New Mexico Shelf area. During the year ended December 31, 2008, our geological and geophysical expense was primarily attributable to a comprehensive seismic survey on our New Mexico Shelf area which was initiated in December 2007 and completed in 2008.

During the year ended December 31, 2009, we wrote-off an unsuccessful exploratory well on our Arkansas acreage and two unsuccessful exploratory wells in Texas Permian area. Our exploratory dry hole expense during the year ended December 31, 2008 was primarily attributable to an unsuccessful operated exploratory well located in our Texas Permian area.

For the year ended December 31, 2009, we recorded approximately $5.1 million of leasehold abandonments, which relate primarily to the write-off of four prospects in our New Mexico Shelf area and three prospects in our Texas Permian area. For the year ended December 31, 2008, we recorded $31.6 million of leasehold abandonments, which were primarily related to two prospects in our Texas Permian area and on our Arkansas acreage.

Depreciation, depletion and amortization expense.  The following table provides components of our depreciation, depletion and amortization expense for the years ended December 31, 2009 and 2008:

	Years Ended December 31,
	2009		2008
	Amount	Per Boe	Amount	Per Boe
	(In thousands, except per unit amounts)

Depletion of proved oil and natural gas properties	$192,501	$18.61	$114,958	$19.32
Depreciation of other property and equipment	2,680	0.26	1,808	0.30
Amortization of intangible asset — operating rights	1,555	0.15	640	0.11

Total depletion, depreciation and amortization	$196,736	$19.02	$117,406	$19.73

Oil price used to estimate proved oil reserves at period end	$57.65		$41.00
Natural gas price used to estimate proved natural gas reserves at period end	$3.87		$5.71

Depletion of proved oil and natural gas properties was $192.5 million ($18.61 per Boe) for the year ended December 31, 2009, an increase of $77.5 million (67 percent) from $115.0 million ($19.32 per Boe) for the year ended December 31, 2008. The increase in depletion expense, on an absolute basis, was primarily due to (i) a full year effect of the Henry Properties acquisition, (ii) capitalized costs associated with new wells that were successfully drilled and completed in 2008 and 2009 and (iii) to a lesser extent the Wolfberry Acquisitions in December 2009. The decrease in the per Boe depletion expense was primarily due to the increase in the oil prices between the years utilized to determine proved reserves partially offset by (i) the Henry Properties acquisition, for which the depletion rate was higher than that of our historical assets and (ii) capitalized costs associated with the drilling of proved undeveloped locations which generally do not add any incremental proved reserves.

On December 31, 2009, we adopted the SEC rules related to disclosures of oil and natural gas reserves. As a result of these SEC rules we recorded an additional 13.6 MMBoe of proved reserves. We utilized the additional proved reserves beginning in our depletion computation in the fourth quarter of 2009. Our fourth quarter of 2009 depletion expense rate was $17.19 per Boe, which was lower than past quarters in part due to the these additional proved reserves. Comparisons between years as it relates to our depletion rate is difficult as a result of these rules.

The amortization of the intangible asset is a result of the value assigned to the operating rights that we acquired in the Henry Properties acquisition. The intangible asset is currently being amortized over an estimated life of approximately 25 years.

Impairment of long-lived assets.  We periodically review our long-lived assets to be held and used, including proved oil and natural gas properties accounted for under the successful efforts method of accounting. Due primarily to downward adjustments to the economically recoverable proved reserves associated with declines in commodity prices and well performance, we recognized a non-cash charge against earnings of $7.9 million during the year ended December 31, 2009, which was primarily attributable to natural gas related properties in our New Mexico Shelf area. For the year ended December 31, 2008, we recognized a non-cash charge against earnings of $11.5 million, which was comprised primarily of fields in our non-core areas.

General and administrative expenses.  The following table provides components of our general and administrative expenses for the years ended December 31, 2009 and 2008:

	Years Ended December 31,
	2009		2008
	Amount	Per Boe	Amount	Per Boe
	(In thousands, except per unit amounts)

General and administrative expenses — recurring	$44,476	$4.30	$36,170	$6.08
Non-recurring bonus paid to Henry Entities’ employees	10,150	0.98	4,328	0.73
Non-cash stock-based compensation — stock options	4,285	0.41	3,101	0.52
Non-cash stock-based compensation — restricted stock	4,755	0.46	2,122	0.36
Less: Third-party operating fee reimbursements	(10,502)	(1.02)	(4,591)	(0.77)

Total general and administrative expenses	$53,164	$5.13	$41,130	$6.92

General and administrative expenses were $53.2 million ($5.13 per Boe) for the year ended December 31, 2009, an increase of $12.1 million (29 percent) from $41.1 million ($6.92 per Boe) for the year ended December 31, 2008. The increase in general and administrative expenses during the year ended December 31, 2009 over 2008 was primarily due to (i) a full year effect of the non-recurring bonus paid to former Henry Entities’ employees, (ii) an increase in non-cash stock-based compensation and (iii) an increase in the number of employees and related personnel expenses, partially offset by an increase in third-party operating fee reimbursements.

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

We earn reimbursements as operator of certain oil and natural gas properties in which we own interests. As such, we earned reimbursements of $10.5 million and $4.6 million during the year ended December 31, 2009 and 2008, respectively. This reimbursement is reflected as a reduction of general and administrative expenses in the consolidated statements of operations. The increase in this reimbursement is primarily related to the Henry Properties acquisition, as we own a lower working interest in these operated properties compared to our historical property base, so we receive a larger third-party reimbursement as compared to our historical property base and 2009 reflects a full year effect of owning the Henry Properties.

Bad debt expense.  In May 2008, we entered into a short-term purchase agreement with an oil purchaser to buy a portion of our oil affected as a result of a New Mexico refinery shut down due to repairs. In July 2008, this purchaser declared bankruptcy. We fully reserved the receivable amount due from this purchaser of approximately $2.9 million as of December 31, 2008, and pursued a claim in the bankruptcy proceedings. In December 2009, we recovered approximately $1.0 million and accordingly reduced our allowance for bad debts and bad debt expense.

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

The following table sets forth the cash settlements and the non-cash mark-to-market adjustment for the derivative contracts not designated as hedges for the years ended December 31, 2009 and 2008:

	Years Ended
	December 31,
	2009	2008
	(In thousands)

Cash payments (receipts):
Commodity derivatives — oil	$(74,796)	$7,780
Commodity derivatives — natural gas	(10,955)	(1,426)
Financial derivatives — interest rate	3,335	—
	—	—
Mark-to-market (gain) loss:
Commodity derivatives — oil	229,896	(253,960)
Commodity derivatives — natural gas	7,959	(3,347)
Financial derivatives — interest rate	1,418	1,083

(Gain) loss on derivatives not designated as hedges	$156,857	$(249,870)

Interest expense.  The following table sets forth interest expense, weighted average interest rates and weighted average debt balances for the years ended December 31, 2009 and 2008:

	Years Ended December 31,
	2009	2008
	(dollars in thousands)

Interest expense	$28,292	$29,039
Weighted average interest rate	3.4%	5.1%
Weighted average debt balance	$667,993	$450,654

In September 2009, we issued $300 million of 8.625% senior notes at a discount, resulting in a yield-to-maturity of 8.875 percent. Currently, the interest rate associated with the senior notes is higher than the credit facility, which will result in us having higher absolute interest rates in the foreseeable future.

The increase in weighted average debt balance during the year ended December 31, 2009 was due primarily to borrowings in 2008 for the Henry Properties acquisition. The decrease in interest expense is due to a decrease in the weighted average interest rate offset by an increase in the weighted average debt balance. The decrease in the weighted average interest rate is primarily due to an improvement in market interest rates, offset by the issuance of our senior notes.

Income tax provisions.  We recorded an income tax benefit of $21.5 million and income tax expense of $157.4 million for the years ended December 31, 2009 and 2008, respectively. The effective income tax rate for the year ended December 31, 2009 and 2008 was 65.1 percent and 36.8 percent, respectively.

In 2009 and 2008, we recorded a tax benefit of approximately $6.6 million and $5.7 million associated with a reduction in our estimated overall state tax rate and the related effect on our net deferred tax liability. In 2008, we closed the Henry Properties acquisition and in 2009 we closed the Wolfberry Acquisitions, the assets of which were primarily in the state of Texas. The state income tax rate is lower in Texas compared to New Mexico (the location of our other significant concentration of assets). Accordingly, this has caused a reduction of our overall estimated state income tax rate due to the addition of Texas assets. Also, in 2009, we recorded a benefit of approximately $1.6 million associated with revisions to our 2008 tax provision. Excluding the effect of these two items our effective income tax rate would have been 40.5 percent and 38.1 percent in 2009 and 2008, respectively, which would approximate a more “normalized” effective income tax rate.

Income (loss) from discontinued operations, net of tax.  In December 2010, we closed the sale of certain of our Permian Basin assets for cash consideration of $103.3 million.

The results of operations of these assets and the related gain on disposition are reported as discontinued operations in the accompanying consolidated statements of operations described in more detail in Note O of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.” The Company recognized income from discontinued operations of $1.7 million and $8.5 million during 2009 and 2008, respectively.

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

Oil and natural gas properties.  Our costs incurred on oil and natural gas properties, excluding acquisitions and asset retirement obligations, during the years ended December 31, 2010, 2009 and 2008 totaled $682.0 million, $394.0 million and $339.6 million, respectively. The primary reason for the differences in the costs incurred and cash flow expenditures is the timing of payments. These 2010 expenditures were significantly funded by cash flow from operations (including effects of cash settlements received from (paid on) derivatives not designated as hedges) and to a lesser extent from borrowings under our credit facility.

In October 2010, we closed the Marbob and Settlement Acquisitions which was the primary reason for the increase in our costs incurred on oil and natural gas properties during 2010. For additional information see “Acquisitions” below and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent events.”

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

Other than the purchase of leasehold acreage, our 2011 capital budget is exclusive of acquisitions. We do not have a specific acquisition budget, since the timing and size of acquisitions are difficult to forecast. We evaluate opportunities to purchase or sell oil and natural gas properties in the marketplace and could participate as a buyer or seller of properties at various times. We seek to acquire oil and natural gas properties that provide opportunities for the addition of reserves and production through a combination of development, high-potential exploration and control of operations that will allow us to apply our operating expertise.

Acquisitions.  Our expenditures for acquisitions of proved and unproved properties during the years ended December 31, 2010, 2009 and 2008 totaled $1.7 billion, $280.5 million and $838.0 million, respectively. The Marbob Acquisition consideration was comprised of (i) approximately $1.1 billion in cash which was funded with borrowings under our credit facility and with net proceeds of a $292.7 million private placement of 6.6 million shares of our common stock, (ii) issuance of 1.1 million shares of our common stock to the sellers and (iii) issuance of a $150 million 8.0% unsecured senior note due 2018 to the sellers. The Settlement Acquisition, also in October 2010, was primarily funded with borrowings under our credit facility. The Wolfberry Acquisitions in December 2009 were funded by borrowings under our credit facility, and the Henry Properties acquisition in 2008 was primarily funded by a private placement of our common stock and borrowings under our credit facility.

Divestitures.  In December 2010, we sold certain of our non-core Permian Basin assets for cash consideration of $103.3 million. For 2010, these assets produced 1,393 Boe per day, of which approximately 46 percent was oil. The proved reserves of these assets were approximately 6.0 MMBoe at closing. We used the net proceeds from this divestiture to repay a portion of the outstanding borrowings under our credit facility.

In February 2011, we entered into a purchase and sale agreement to sell our North Dakota assets for cash consideration of approximately $196.0 million, subject to customary purchase price adjustments, and expect to close the divestiture prior to March 31, 2011. We expect to recognize a gain on this sale in excess of $140.0 million.

Contractual obligations.  Our contractual obligations include long-term debt, cash interest expense on debt, operating lease obligations, drilling commitments, employment agreements with executive officers, derivative liabilities and other obligations.

We had the following contractual obligations at December 31, 2010:

	Payments Due by Period
		Less Than	1 - 3	3 - 5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Long-term debt(a)	$1,663,500	$—	$613,500	$—	$1,050,000
Cash interest expense on debt(b)	726,261	95,369	159,750	159,750	311,392
Operating lease obligations(c)	15,242	3,471	8,082	3,689	—
Drilling commitments(d)	2,400	2,400	—	—	—
Employment agreements with senior officers(e)	2,701	2,430	271	—	—
Derivative liabilities(f)	149,422	97,775	51,647	—	—
Asset retirement obligations(g)	43,326	7,378	1,034	2,083	32,831

Total contractual obligations	$2,602,852	$208,823	$834,284	$165,522	$1,394,223

(a)	See Note J of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for information regarding future interest payment obligations on our senior notes. The amounts included in the table above represent principal maturities only.

(b)	Cash interest expense on the our unsecured senior notes is estimated assuming no principal repayment until their maturity dates. Cash interest expense on our credit facility is estimated assuming (i) a principal balance outstanding equal to the balance at December 31, 2010 of $613.5 million with no principal repayment until the instrument due date of July 31, 2013 and (ii) a fixed interest rate of 4.6 percent, which was our interest rate at December 31, 2010. Also included in the “Less than 1 year” column is accrued interest at December 31, 2010, for our unsecured senior notes and the credit facility of approximately $15.5 million.

(c)	See Note K of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

(d)	Consists of daywork drilling contracts related to drilling rigs contracted through December 31, 2011. See Note K of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

(e)	Represents amounts of cash compensation we are obligated to pay to our senior officers under employment agreements assuming such employees continue to serve the entire term of their employment agreement and their cash compensation is not adjusted.

(f)	Derivative obligations represent commodity and interest rate derivatives that were valued at December 31, 2010. The ultimate settlement amounts of our derivative obligations are unknown because they are subject to continuing market risk. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and Note I of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding our derivative obligations.

(g)	Amounts represent costs related to expected oil and natural gas property abandonments related to proved reserves by period, net of any future accretion. See Note E of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

Off-balance sheet arrangements.  Currently, we do not have any material off-balance sheet arrangements.

Capital resources.  Our primary sources of liquidity have been cash flows generated from operating activities (including the cash settlements received from (paid on) derivatives not designated as hedges presented in our investing activities) and financing provided by our credit facility. We currently believe that our cash flows will substantially meet both our short-term working capital requirements and our current 2011 capital expenditure plans. We believe we have adequate availability under our credit facility to fund any cash flow deficits, though we could reduce our capital spending program to remain substantially within our cash flow.

The following table summarizes our net decrease in cash and cash equivalents for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Net cash provided by operating activities	$651,582	$359,546	$391,397
Net cash used in investing activities	(2,043,457)	(586,148)	(946,050)
Net cash provided by financing activities	1,389,025	212,084	541,981

Net decrease in cash and cash equivalents	$(2,850)	$(14,518)	$(12,672)

Cash flow from operating activities.  The increase in operating cash flows during the year ended December 31, 2010 over 2009 was principally due to increases in our oil and natural gas production as a result of our (i) exploration and development program, (ii) Wolfberry Acquisitions in December 2009 and (iii) Marbob and Settlement Acquisitions in October 2010, and increases in average realized oil and natural gas prices. The decrease in operating cash flows during the year ended December 31, 2009 over 2008 was principally due to increases in oil and natural gas production costs and general and administrative expenses, partially offset by increased oil and natural gas revenues.

Cash flow used in investing activities.  During the years ended December 31, 2010, 2009 and 2008, we invested $2.1 billion, $669.3 million and $931.9 million, respectively, for additions to, and acquisitions of, oil and natural gas properties. Cash flows used in investing activities were substantially higher during the year ended December 31, 2010 over 2009, primarily due to the Marbob and Settlement Acquisitions in October 2010 and increased drilling activity in 2010, offset by $104.3 million of proceeds from the sale of assets, which is primarily from our December 2010 non-core Permian divestiture. Cash flows used in investing activities were substantially lower during the year ended December 31, 2009 over 2008, due to (i) the Henry Properties acquisition in 2008 being larger than the Wolfberry Acquisitions in 2009 and (ii) our receipts from, in 2009, compared to our payments on, in 2008, associated with derivatives not designated as hedges, offset by increased exploration and development activities in 2009.

Cash flow from financing activities.  Below is a description of our financing activities. During 2010, 2009 and 2008 we completed the following significant capital markets activities:

•	in December 2010, we issued in a secondary public offering 2.9 million shares of our common stock at $82.50 per share and we received net proceeds of approximately $227.4 million. We used the net proceeds from this offering to repay a portion of the borrowings under our credit facility to increase our liquidity for future activities;

•	in December 2010, we issued $600 million in principal amount of 7.0% unsecured senior notes due 2021 at par and we received net proceeds of approximately $587.4 million. We used the net proceeds from this offering to repay a portion of the borrowings under our credit facility to increase our liquidity for future activities;

•	in October 2010, we closed the private placement of our common stock, simultaneously with the closing of the Marbob Acquisition, on 6.6 million shares of our common stock at a price of $45.30 per share for net proceeds of approximately $292.7 million;

•	in February 2010, we issued approximately 5.3 million shares of our common stock at $42.75 per share in a secondary public offering and we received net proceeds of approximately $219.3 million. The net proceeds from this offering were used to repay a portion of the borrowing under our credit facility;

•	in September 2009, we issued $300 million of 8.625% senior notes at a discount, resulting in a yield-to-maturity of 8.875 percent. The net proceeds from this offering were used to repay a portion of the borrowing under our credit facility; and

•	in July 2008, we closed the private placement of our common stock, simultaneously with the closing of the Henry Entities acquisition, on 8.3 million shares of our common stock at a negotiated price of $30.11 per share for net proceeds of approximately $242.4 million.

Our credit facility, as amended, has a maturity date of July 31, 2013. At December 31, 2010, we had no letters of credit outstanding under the credit facility, and our availability to borrow additional funds was approximately $1.4 billion based on the borrowing base of $2.0 billion. The next scheduled borrowing base redetermination will be in April 2011. Between scheduled borrowing base redeterminations, we and, if requested by 66 2/3 percent of the lenders, the lenders, may each request one special redetermination.

Advances on the credit facility bear interest, at our option, based on (i) the prime rate of JPMorgan Chase Bank (“JPM Prime Rate”) (3.25 percent at December 31, 2010) or (ii) a Eurodollar rate (substantially equal to the London Interbank Offered Rate). At December 31, 2010, the interest rates of Eurodollar rate advances and JPM Prime Rate advances varied, with interest margins ranging from 200 to 300 basis points and 112.5 to 212.5 basis points, respectively, per annum depending on the debt balance outstanding. At December 31, 2010, we paid commitment fees on the unused portion of the available borrowing base of 50 basis points per annum.

In conducting our business, we may utilize various financing sources, including the issuance of (i) fixed and floating rate debt, (ii) convertible securities, (iii) preferred stock, (iv) common stock and (v) other securities. Over the last three years, we have demonstrated our use of the capital markets by issuing common stock in public offerings and private placements and issuing senior unsecured debt. However, there are no assurances that we can access the capital markets to obtain additional funding, if needed, and at what cost and terms. We may also sell assets and issue securities in exchange for oil and natural gas assets or interests in oil and natural gas companies. Additional securities may be of a class senior to common stock with respect to such matters as dividends and liquidation rights and may also have other rights and preferences as determined from time to time by our board of directors. Utilization of some of these financing sources may require approval from the lenders under our credit facility.

Liquidity.  Our principal sources of short-term liquidity are cash on hand and available borrowing capacity under our credit facility. At December 31, 2010, we had $0.4 million of cash on hand.

At December 31, 2010, the borrowing base under our credit facility was $2.0 billion, which provided us with approximately $1.4 billion of available borrowing capacity. Our borrowing base is redetermined semi-annually, with the next redetermination occurring in April 2011. Between scheduled borrowing base redeterminations, we and, if requested by 66 2/3 percent of the lenders, the lenders, may each request one special redetermination. In general, redeterminations are based upon a number of factors, including commodity prices and reserve levels. Upon a redetermination, our borrowing base could be substantially reduced. There is no assurance that our borrowing base will not be reduced.

Our credit facility matures in July 2013, and we do not expect to seek refinancing or the extension of the maturity in the near term. There are no assurances that if we seek (i) to refinance our credit facility that we could do so with comparable terms or (ii) extension of maturity of our credit facility that we could obtain an extension from our lenders. Our ability to refinance our credit facility or obtain extension of our maturity could affect our liquidity.

Debt ratings.  We receive debt credit ratings from Standard & Poor’s Ratings Group, Inc. (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”), which are subject to regular reviews. S&P’s corporate rating for us is “BB” with a stable outlook. Moody’s corporate rating for us is “B1” with a negative outlook. S&P and Moody’s consider many factors in determining our ratings including: production growth opportunities, liquidity, debt levels and asset and reserve mix. A reduction in our debt ratings could negatively affect our ability to obtain additional financing or the interest rate, fees and other terms associated with such additional financing.

Book capitalization and current ratio.  Our book capitalization at December 31, 2010 was $4,052.4 million, consisting of debt of $1,668.5 million and stockholders’ equity of $2,383.9 million. Our debt to book capitalization was 41 percent and 39 percent at December 31, 2010 and 2009, respectively. Our ratio of current assets to current liabilities was 0.65 to 1.00 at December 31, 2010 as compared to 0.64 to 1.00 at December 31, 2009.

Inflation and changes in prices.  Our revenues, the value of our assets, and our ability to obtain bank financing or additional capital on attractive terms have been and will continue to be affected by changes in commodity prices and the costs to produce our reserves. Commodity prices are subject to significant fluctuations that are beyond our ability to control or predict. During the year ended December 31, 2010, we received, from continuing operations, an average of $76.12 per barrel of oil and $6.88 per Mcf of natural gas before consideration of commodity derivative contracts compared to $57.97 per barrel of oil and $5.63 per Mcf of natural gas in the year ended December 31, 2009. Although certain of our costs are affected by general inflation, inflation does not normally have a significant effect on our business. In a trend that began in 2004 and continued through the first six months of 2008, commodity prices for oil and natural gas increased significantly. The higher prices led to increased activity in the industry and, consequently, rising costs. These cost trends have put pressure not only on our operating costs but also on capital costs. We expect these costs to reflect upward pressure during 2011 as a result of the recent improvements in oil prices in 2010.

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

In management’s opinion, the more significant reporting areas impacted by management’s judgments and estimates are revenue recognition, the choice of accounting method for oil and natural gas activities, oil and natural gas reserve estimation, asset retirement obligations, impairment of long-lived assets, valuation of stock-based compensation, valuation of business combinations and valuation of financial derivative instruments. Management’s judgments and estimates in these areas are based on information available from both internal and external sources, including engineers, geologists and historical experience in similar matters. Actual results could differ from the estimates, as additional information becomes known.

Successful Efforts Method of Accounting

We utilize the successful efforts method of accounting for our oil and natural gas exploration and development activities. Under this method, exploration expenses, including geological and geophysical costs, lease rentals and exploratory dry holes, are charged against income as incurred. Costs of successful wells and related production equipment, undeveloped leases and developmental dry holes are also capitalized. Exploratory drilling costs are initially capitalized, but are charged to expense if and when the well is determined not to have found proved reserves. Generally, a gain or loss is recognized when producing properties are sold. This accounting method may yield significantly different results than the full cost method of accounting.

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

Non-producing properties consist of undeveloped leasehold costs and costs associated with the purchase of certain proved undeveloped reserves. Individually significant non-producing properties or projects are periodically assessed for impairment of value by considering future drilling plans, the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of such projects.

Depletion of capitalized drilling and development costs of oil and natural gas properties is computed using the unit-of-production method on a field basis based on total estimated proved developed oil and natural gas reserves. Depletion of producing leaseholds is based on the unit-of-production method using our total estimated proved reserves. In arriving at rates under the unit-of-production method, the quantities of recoverable oil and natural gas are established based on estimates made by our geologists and engineers and independent engineers. Service properties, equipment and other assets are depreciated using the straight-line method over estimated useful lives of 1 to 50 years. Upon sale or retirement of depreciable or depletable property, the cost and related accumulated depreciation and depletion are eliminated from the accounts and the resulting gain or loss is recognized.

Oil and Natural Gas Reserves and Standardized Measure of Discounted Net Future Cash Flows

This report presents estimates of our proved reserves as of December 31, 2010, which have been prepared and presented under the SEC rules which became effective December 31, 2009. These rules are effective for fiscal years ending on or after December 31, 2009, and require SEC reporting companies to prepare their reserves estimates using revised reserve definitions and revised pricing based on a 12-month unweighted average of the first-day-of-the-month pricing. The previous rules required that reserve estimates be calculated using last-day-of-the-year pricing. The pricing that was used for estimates of our reserves as of December 31, 2010 was based on an unweighted average twelve month West Texas Intermediate posted price of $75.96 per Bbl for oil and a Henry Hub spot natural gas price of $4.38 per MMBtu for natural gas. As a result of this change in pricing methodology, direct comparisons to our reported reserves amounts prior to 2009 may be more difficult.

Another impact of the SEC rules is a general requirement that, subject to limited exceptions, proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years of the date of booking. This rule has limited and may continue to limit our potential to book additional proved undeveloped reserves as we pursue our drilling program, particularly as we develop our significant acreage in the Permian Basin of Southeast New Mexico and West Texas. Moreover, we may be required to write down our proved undeveloped reserves if we do not drill on those reserves with the required five-year time-frame.

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

Asset Retirement Obligations

There are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset. The primary impact of this relates to oil and natural gas wells on which we have a legal obligation to plug and abandon. We record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and, generally, a corresponding increase in the carrying amount of the related long-lived asset. The determination of the fair value of the liability requires us to make numerous judgments and estimates, including judgments and estimates related to future costs to plug and abandon wells, future inflation rates and estimated lives of the related assets.

Impairment of Long-Lived Assets

All of our long-lived assets are monitored for potential impairment when circumstances indicate that the carrying value of an asset may be greater than its future net cash flows, including cash flows from risk adjusted proved reserves. The evaluations involve a significant amount of judgment since the results are based on estimated future events, such as future sales prices for oil and natural gas, future costs to produce these products, estimates of future oil and natural gas reserves to be recovered and the timing thereof, the economic and regulatory climates and other factors. The need to test an asset for impairment may result from significant declines in sales prices or downward revisions in estimated quantities of oil and natural gas reserves. Any assets held for sale are reviewed for impairment when we approve the plan to sell. Estimates of anticipated sales prices are highly judgmental and subject to material revision in future periods. Because of the uncertainty inherent in these factors, we cannot predict when or if future impairment charges will be recorded.

Valuation of Stock-Based Compensation

Under the modified prospective accounting approach, we are required to expense all options and other stock-based compensation that vested during the year of adoption based on the fair value of the award on the grant date. The calculation of the fair value of stock-based compensation requires the use of estimates to derive the inputs necessary for using the various valuation methods utilized by us. We utilize (i) the Black-Scholes option pricing model to measure the fair value of stock options and (ii) the average of the high and low stock price on the date of grant for the fair value of restricted stock awards.

Valuation of Business Combinations

In connection with a purchase business combination, the acquiring company must allocate the cost of the acquisition to assets acquired and liabilities assumed based on fair values as of the acquisition date. Deferred taxes must be recorded for any differences between the assigned values and tax bases of assets and liabilities. Any excess of purchase price over amounts assigned to assets and liabilities is recorded as goodwill. The amount of goodwill recorded in any particular business combination can vary significantly depending upon the value attributed to assets acquired and liabilities assumed.

In estimating the fair values of assets acquired and liabilities assumed, we make various assumptions. The most significant assumptions related to the estimated fair values assigned to proved and unproved oil and natural gas properties. To estimate the fair values of these properties, we utilize estimates of oil and natural gas reserves. We make future price assumption to apply to the estimated reserves quantities acquired and estimate future operating and development costs to arrive at estimates of future net cash flows. For estimated proved reserves, the future net cash flows were discounted using a market-based weighted average cost of capital rates determined appropriate at the time of the acquisition. The market-based weighted average cost of capital rates are subject to additional project-specific risking factors. To compensate for the inherent risk of estimating and valuing unproved reserves, the discounted future net cash flows of the unproved reserves were reduced by additional risk-weighting factors.

Estimated fair values assigned to assets acquired can have a significant effect on results of operations in the future. A higher fair value assigned to a property results in a higher depletion expense, which results in lower net earnings. Fair values are based on estimates of future commodity prices, reserves quantities, operating expenses and development costs. This increases the likelihood of impairment if future commodity prices or reserves quantities are lower than those originally used to determine fair value, or if future operating expenses or development costs are higher than those originally used to determine fair value. Impairment would have no effect on cash flows but would result in a decrease in net income for the period in which the impairment is recorded.

Valuation of Financial Derivative Instruments

In order to reduce commodity price uncertainty and increase cash flow predictability relating to the marketing of our oil and natural gas, we enter into oil and natural gas price hedging arrangements with respect to a portion of our expected production. In addition, we have used derivative instruments in connection with acquisitions and certain price-sensitive projects. Management exercises significant judgment in determining the types of instruments to be used, production volumes to be hedged, prices at which to hedge and the counterparties’ creditworthiness. All derivative instruments are reflected at fair value in our consolidated balance sheets.

Our open commodity derivative instruments were in a net liability position with a fair value of $134.6 million at December 31, 2010. In order to determine the fair value at the end of each reporting period, we compute discounted cash flows for the duration of each commodity derivative instrument using the terms of the related contract. Inputs consist of published forward commodity price curves as of the date of the estimate. We compare these prices to the price parameters contained in our hedge contracts to determine estimated future cash inflows or outflows. We then discount the cash inflows or outflows using a combination of published LIBOR rates, Eurodollar futures rates and interest swap rates. The fair values of our commodity derivative assets and liabilities include a measure of credit risk based on current published credit default swap rates. In addition, for collars, we estimate the option value of the contract floors and ceilings using an option pricing model which takes into account market volatility, market prices and contract parameters.

Changes in the fair values of our commodity derivative instruments have a significant impact on our net income because we follow mark-to-market accounting and recognize all gains and losses on such instruments in earnings in the period in which they occur. For the year ended December 31, 2010, we reported a $70.2 million non-cash mark-to-market loss on commodity derivative instruments.

We also use derivative instruments to manage interest rate risk by entering into forward contracts or swap agreements to minimize the impact of interest rate fluctuations associated with fixed or floating rate borrowings. The interest rate derivative contracts were not designated as cash flow hedges.

Our interest rate derivative instruments were in a liability position with a fair value of $5.8 million at December 31, 2010. In order to determine the fair value at the end of each reporting period, we compute discounted cash flows for the duration of the instrument using the terms of the related contract. Inputs consist of published interest rate yield curves as of the date of the estimate and a measure of our own nonperformance risk, based on the current published credit default swap rates.

We compare our estimates of the fair values of our commodity and interest rate derivative instruments with those provided by our counterparties. There have been no significant differences.

Recent Accounting Pronouncements

Business combinations.  In December 2010, the FASB issued an update in order to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations.

The update requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period.

In practice, some preparers have presented the pro forma information in their comparative financial statements as if the business combination that occurred in the current reporting period had occurred as of the beginning of each of the current and prior annual reporting periods. Other preparers have disclosed the pro forma information as if the business combination occurred at the beginning of the prior annual reporting period only, and carried forward the related adjustments, if applicable, through the current reporting period. We early adopted the update effective January 1, 2010, and the adoption did not have a significant impact on our consolidated financial statements.

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

We are exposed to a variety of market risks including credit risk, commodity price risk and interest rate risk. We address these risks through a program of risk management which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we are a party at December 31, 2010, and from which we may incur future gains or losses from changes in market interest rates or commodity prices and losses from extension of credit. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

Commodity price risk.  We are exposed to market risk as the prices of oil and natural gas are subject to fluctuations resulting from changes in supply and demand. To reduce our exposure to changes in the prices of oil and natural gas we have entered into, and may in the future enter into additional commodity price risk management arrangements for a portion of our oil and natural gas production. The agreements that we have entered into generally have the effect of providing us with a fixed price for a portion of our expected future oil and natural gas production over a fixed period of time. Our commodity price risk management activities could have the effect of reducing net income and the value of our common stock. An average increase in the commodity price of $10.00 per barrel of oil and $1.00 per MMBtu for natural gas from the commodity prices at December 31, 2010, would have increased the net unrealized loss on our commodity price risk management contracts by approximately $208 million.

At December 31, 2010, we had (i) oil price swaps that settle on a monthly basis covering future oil production from January 1, 2011 through June 30, 2015 and (ii) natural gas price swaps, natural gas price collars and natural gas basis swaps covering future natural gas production from January 1, 2011 to December 31, 2012, see Note I of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information on the commodity derivative instruments. The average NYMEX oil price and average NYMEX natural gas prices for the year ended December 31, 2010, was $79.50 per Bbl and $4.40 per MMBtu,

respectively. At February 23, 2011, the NYMEX oil price and NYMEX natural gas price were $98.10 per Bbl and $3.90 per MMBtu, respectively. A decrease in oil and natural gas prices, would decrease the fair value liability of our commodity derivative contracts from their recorded balance at December 31, 2010. Changes in the recorded fair value of the undesignated commodity derivative contracts are marked to market through earnings as unrealized gains or losses. The potential decrease in our fair value liability would be recorded in earnings as an unrealized gain. However, an increase in the average NYMEX oil and natural gas price above those at December 31, 2010, would result in an increase in our fair value liability and be recorded as an unrealized loss in earnings. We are currently unable to estimate the effects on the earnings of future periods resulting from changes in the market value of our commodity derivative contracts.

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

At December 31, 2010, we had interest rate swaps on $300 million of notional principal that fixed the LIBOR interest rate (not including the interest rate margins discussed above) at 1.90 percent for the three years beginning in May 2009. An average decrease in future interest rates of 25 basis points from the future rate at December 31, 2010, would have decreased our net unrealized value on our interest rate risk management contracts by approximately $1.0 million.

We had total indebtedness of $613.5 million outstanding under our credit facility at December 31, 2010. The impact of a 1 percent increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $6.1 million.

The fair value of our derivative instruments is determined based on our valuation models. We did not change our valuation method during 2010. During 2010, we were party to commodity and interest rate derivative instruments. See Note I of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding our derivative instruments. The following table reconciles the changes that occurred in the fair values of our derivative instruments during the year ended December 31, 2010:

	Derivative Instruments Net Assets (Liabilities)(a)
	Commodities	Interest Rate	Total
	(In thousands)

Fair value of contracts outstanding at December 31, 2009	$(64,332)	$(2,501)	$(66,833)
Changes in fair values(b)	(79,115)	(8,210)	(87,325)
Contract maturities	8,867	4,957	13,824

Fair value of contracts outstanding at December 31, 2010	$(134,580)	$(5,754)	$(140,334)

(a)	Represents the fair values of open derivative contracts subject to market risk.

(b)	At inception, new derivative contracts entered into by us have no intrinsic value.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements and supplementary financial data are included in this report beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We had no changes in, and no disagreements with our accountants, on accounting and financial disclosure.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at December 31, 2010 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.  There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Marbob and Settlement Acquisitions.  Because the Marbob and Settlement Acquisitions were completed in the fourth quarter of 2010, management did not include the internal control processes for these related assets in its assessment of internal control over financial reporting at December 31, 2010. See more details below relating to the exclusion of these acquisitions from Management’s Report on Internal Control Over Financial Reporting. Additionally, these acquisitions are excluded from the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002, which are attached as exhibits to this report. Management will include all aspects of internal controls for these acquisitions in its 2011 assessment. The Marbob and Settlement acquisitions represent 31 percent of our total assets at December 31, 2010 and 6 percent of our total revenues for the year ended December 31, 2010.

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

As of December 31, 2010, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management excluded from its assessment of internal controls over financial reporting the Marbob and Settlement acquisitions, which closed in the fourth quarter of 2010 and constitute 31 percent of total assets and 6 percent of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2010. Based on our assessment and those criteria, management determined that the Company maintained effective internal control over financial reporting at December 31, 2010.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Grant Thornton LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this annual report on Form 10-K, has issued their report on the effectiveness of the Company’s internal control over financial reporting at December 31, 2010. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting at December 31, 2010, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Concho Resources Inc.

We have audited Concho Resources Inc.’s (a Delaware corporation) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Concho Resources Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Concho Resources Inc.’s internal control over financial reporting based on our audit. Our audit of, and opinion on, Concho Resources Inc.’s internal control over financial reporting does not include internal control over financial reporting of the Marbob and Settlement Acquisitions, which reflect total assets and revenues constituting 31 percent and 6 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010. As indicated in Management’s Report, the Marbob and Settlement Acquisitions were acquired during the fourth quarter of 2010 and therefore, management’s assertion on the effectiveness of Concho Resources Inc.’s internal control over financial reporting excluded internal control over financial reporting of the Marbob and Settlement Acquisitions.

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

In our opinion, Concho Resources Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Concho Resources Inc. and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010, and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma
February 25, 2011

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Item 10 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2010.

Item 11.	Executive Compensation

Item 11 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

At December 31, 2010, a total of 5,850,000 shares of common stock were authorized for issuance under our equity compensation plan. In the table below, we describe certain information about these shares and the equity compensation plan which provides for their authorization and issuance. You can find descriptions of our stock incentive plan under Note G of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

	(1)	(2)	(3)
			Number of Securities
			Remaining Available for
		Weighted Average	Future Issuance Under
		Exercise	Equity Compensation
	Number of Securities to be	Price of	Plans (Excluding
	Issued Upon Exercise of	Outstanding	Securities Reflected in
Plan Category	Outstanding Options	Options	Column (1))

Equity compensation plan approved by security holders(a)	1,597,003	$15.43	1,063,339
Equity compensation plan not approved by security holders(b)	—	$—	—

Total	1,597,003		1,063,339

(a)	2006 Stock Incentive Plan. See Note G of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

(b)	None.

The remaining information required by Item 12 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 13 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2010.

Item 14.	Principal Accounting Fees and Services

Item 14 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2010.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Listing of Financial Statements

Financial Statements

The following consolidated financial statements of ours are included in “Financial Statements and Supplementary Data:”

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

Unaudited Supplementary Information

(b)	Exhibits

The exhibits to this report required to be filed pursuant to Item 15(b) are listed below and in the “Index to Exhibits” attached hereto.

(c)	Financial Statement Schedules

No financial statement schedules are required to be filed as part of this report or they are inapplicable.

Exhibits

Exhibit
Number	Exhibit

2.1	Asset Purchase Agreement, dated July 19, 2010, by and among Concho Resources Inc., Marbob Energy Corporation, Pitch Energy Corporation, Costaplenty Energy Corporation and John R. Gray, LLC (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on July 20, 2010, and incorporated herein by reference).
2.2	Purchase and Sale Agreement, dated November 20, 2009, between Terrace Petroleum Corporation, et al., as Seller, and COG Operating LLC, as Buyer, (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on November 25, 2009, and incorporated herein by reference).
3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on August 6, 2007, and incorporated herein by reference).
3.2	Amended and Restated Bylaws of Concho Resources Inc., as amended March 25, 2008 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on March 26, 2008, and incorporated herein by reference).
4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A on July 5, 2007, and incorporated herein by reference).
4.2	Indenture, dated September 18, 2009, between Concho Resources Inc., the subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on September 22, 2009, and incorporated herein by reference).

Exhibit
Number	Exhibit

4.3	First Supplemental Indenture, dated September 18, 2009, between Concho Resources Inc., the subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K on September 22, 2009, and incorporated herein by reference).
4.4	Form of 8.625% Senior Notes due 2017 (included in Exhibit 4.2 to the Company’s Current Report on Form 8-K on September 22, 2009, and incorporated herein by reference).
4.5	Second Supplemental Indenture, dated November 3, 2010, between Concho Resources Inc., the subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.4 to the Post-Effective Amendment to the Company’s Registration Statement on Form S-3 on December 7, 2010, and incorporated herein by reference).
4.6	Third Supplemental Indenture, dated December 14, 2010, between Concho Resources Inc., the subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on December 14, 2010, and incorporated herein by reference).
4.7	Form of 7.0% Senior Notes due 2021 (included in Exhibit 4.1 to the Company’s Current Report on Form 8-K on December 14, 2010, and incorporated herein by reference).
10.1	Form of Drilling Agreement with Silver Oak Drilling, LLC (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A on July 5, 2007, and incorporated herein by reference).
10.2	Salt Water Disposal System Ownership and Operating Agreement dated February 24, 2006, among COG Operating LLC, Chase Oil Corporation, Caza Energy LLC and Mack Energy Corporation (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 on April 24, 2007, and incorporated herein by reference).
10.3	Software License Agreement dated March 2, 2006, between Enertia Software Systems and Concho Resources Inc. (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 on April 24, 2007, and incorporated herein by reference).
10.4	Transfer of Operating Rights (Sublease) in a Lease for Oil and Gas for Valhalla properties (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 on April 24, 2007, and incorporated herein by reference).
10.5	Business Opportunities Agreement dated February 27, 2006, among Concho Resources Inc. and the other signatories thereto (filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 on April 24, 2007, and incorporated herein by reference).
10.6	Registration Rights Agreement dated February 27, 2006, among Concho Resources Inc. and the other signatories thereto (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 on April 24, 2007, and incorporated herein by reference).
10.7**	Concho Resources Inc. 2006 Stock Incentive Plan (filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 on April 24, 2007, and incorporated herein by reference).
10.8**	Form of Nonstatutory Stock Option Agreement (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K on March 28, 2008, and incorporated herein by reference).
10.9**	Form of Restricted Stock Agreement (for employees) (filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 on April 24, 2007, and incorporated herein by reference).
10.10**	Form of Restricted Stock Agreement (for non-employee directors) (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K on March 28, 2008, and incorporated herein by reference).
10.11**	Employment Agreement dated December 19, 2008, between Concho Resources Inc. and Timothy A. Leach (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on December 19, 2008, and incorporated herein by reference).
10.12**	Employment Agreement dated December 19, 2008, between Concho Resources Inc. and E. Joseph Wright (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on December 19, 2008, and incorporated herein by reference).

Exhibit
Number	Exhibit

10.13**	Employment Agreement dated December 19, 2008, between Concho Resources Inc. and Darin G. Holderness (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on December 19, 2008, and incorporated herein by reference).
10.14**	Employment Agreement dated December 19, 2008, between Concho Resources Inc. and Matthew G. Hyde (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K on December 19, 2008, and incorporated herein by reference).
10.15**	Employment Agreement dated December 19, 2008, between Concho Resources Inc. and Jack F. Harper (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K on December 19, 2008, and incorporated herein by reference).
10.16**	Employment Agreement dated November 5, 2009, between Concho Resources Inc. and C. William Giraud (filed as Exhibit 10.18 to the Company’s Annual Report on From 10-K on February 26, 2010, and incorporated herein by reference).
10.17**	Form of Indemnification Agreement between Concho Resources Inc. and each of the officers and directors thereof (filed as Exhibit 10.23 to the Company’s Registration Statement on Form S-1 on April 24, 2007, and incorporated herein by reference).
10.18**	Indemnification Agreement, dated February 27, 2008, by and between Concho Resources, Inc. and William H. Easter III (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 4, 2008, and incorporated herein by reference).
10.19**	Indemnification Agreement, dated May 21, 2008, by and between Concho Resources, Inc. and Matthew G. Hyde (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on May 28, 2008, and incorporated herein by reference).
10.20**	Indemnification Agreement, dated August 25, 2008, by and between Concho Resources, Inc. and Darin G. Holderness (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on August 29, 2008, and incorporated herein by reference).
10.21**	Indemnification Agreement, dated November 5, 2009, by and between Concho Resources, Inc. and Mark B. Puckett (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on November 12, 2009, and incorporated herein by reference).
10.22**	Indemnification Agreement, dated November 5, 2009, by and between Concho Resources, Inc. and C. William Giraud (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on November 12, 2009, and incorporated herein by reference).
10.23**	Indemnification Agreement, dated September 24, 2010, between Concho Resources Inc. and Don McCormack (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on September 29, 2010, and incorporated herein by reference).
10.24**	Consulting Agreement dated June 9, 2009, by and between Concho Resources Inc. and Steven L. Beal (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 12, 2009, and incorporated herein by reference).
10.25	Amended and Restated Credit Agreement, dated July 31, 2008, by and among Concho Resources Inc., JP Morgan Chase Bank, N.A., Bank of America, N.A., Calyon New York Branch, ING Capital LLC and BNP Paribas and certain other lenders party thereto (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on August 6, 2008, and incorporated herein by reference).
10.26	First Amendment to Amended and Restated Credit Agreement dated as of April 7, 2009, to the Amended and Restated Credit Agreement, dated July 31, 2008, by and among Concho Resources Inc., JP Morgan Chase Bank, N.A., Bank of America, N.A., Calyon New York Branch, ING Capital LLC and BNP Paribas and certain other lenders party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on April 9, 2009, and incorporated herein by reference).
10.27	Limited Consent and Waiver, dated September 4, 2009, to the Amended and Restated Credit Agreement dated July 31, 2008, by and among Concho Resources Inc., JP Morgan Chase Bank, N.A., Bank of America, N.A., Calyon New York Branch, ING Capital LLC and BNP Paribas and certain other lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on September 22, 2009, and incorporated herein by reference).

Exhibit
Number	Exhibit

10.28	Common Stock Purchase Agreement, dated July 19, 2010, by and among Concho Resources Inc. and the purchasers named therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on July 20, 2010, and incorporated herein by reference).
10.29	Promissory Note in the principal amount of $150,000,000 between Concho Resources Inc. and Pitch Energy Corporation, dated October 7, 2010 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q on November 4, 2010, and incorporated herein by reference).
10.30	Registration Rights Agreement, dated October 7, 2010, by and between Concho Resources Inc. and the purchasers named therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 13, 2010, and incorporated herein by reference).
10.31	Second Amendment to Amended and Restated Credit Agreement, dated April 26, 2010, by and among Concho Resources Inc., JP Morgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on April 29, 2010, and incorporated herein by reference).
10.32	Third Amendment to Amended and Restated Credit Agreement and Limited Waiver, dated June 16, 2010, among Concho Resources Inc. and the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 18, 2010, and incorporated herein by reference).
10.33	Fourth Amendment to Amended and Restated Credit Agreement, dated October 7, 2010, among Concho Resources Inc. and the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on October 13, 2010, and incorporated herein by reference).
10.34	Fifth Amendment to Amended and Restated Credit Agreement and Limited Waiver, dated as of December 7, 2010, among Concho Resources Inc. and the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on December 10, 2010, and incorporated herein by reference).
10.35(a)**	Form of Restricted Stock Agreement (for officers).
10.36(a)**	Form of Restricted Stock Agreement (for non-officer employees).
12.1(a)	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.
21.1(a)	Subsidiaries of Concho Resources Inc.
23.1(a)	Consent of Grant Thornton LLP.
23.2(a)	Consent of Netherland, Sewell & Associates, Inc.
23.3(a)	Netherland, Sewell & Associates, Inc. Reserve Report.
23.4(a)	Consent of Cawley, Gillespie & Associates, Inc.
23.5(a)	Cawley, Gillespie & Associates, Inc. Reserve Report.
31.1(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(a)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(b)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(a)	XBRL Instance Document.
101.SCH(a)	XBRL Schema Document.
101.CAL(a)	XBRL Calculation Linkbase Document.
101.DEF(a)	XBRL Definition Linkbase Document.
101.LAB(a)	XBRL Labels Linkbase Document.
101.PRE(a)	XBRL Presentation Linkbase Document.

(a)	Filed herewith.

(b)	Furnished herewith.

**	Management contract or compensatory plan or arrangement.

GLOSSARY OF TERMS

The following terms are used throughout this report:

Bbl	One stock tank barrel, of 42 United States gallons liquid volume, used herein in reference to oil, condensate or natural gas liquids.

Boe	One barrel of oil equivalent, a standard convention used to express oil and natural gas volumes on a comparable oil equivalent basis. Natural gas equivalents are determined under the relative energy content method by using the ratio of 6.0 Mcf of natural gas to 1.0 Bbl of oil or condensate.

Basin	A large natural depression on the earth’s surface in which sediments accumulate.

Development wells	Wells drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

Dry hole	A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production would exceed production expenses, taxes and the royalty burden.

Exploratory wells	Wells drilled to find and produce oil or natural gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir, or to extend a known reservoir.

Field	An area consisting of a single reservoir or multiple reservoirs all grouped on, or related to, the same individual geological structural feature or stratigraphic condition. The field name refers to the surface area, although it may refer to both the surface and the underground productive formations.

GAAP	Generally accepted accounting principles in the United States of America.

Gross wells	The number of wells in which a working interest is owned.

Horizontal drilling	A drilling technique used in certain formations where a well is drilled vertically to a certain depth and then drilled at a high angle to vertical (which can be greater than 90 degrees) in order to stay within a specified interval.

Infill wells	Wells drilled into the same pool as known producing wells so that oil or natural gas does not have to travel as far through the formation.

LIBOR	London Interbank Offered Rate, which is a market rate of interest.

MBbl	One thousand barrels of oil, condensate or natural gas liquids.

MBoe	One thousand Boe.

Mcf	One thousand cubic feet of natural gas.

MMBbl	One million barrels of oil, condensate or natural gas liquids.

MMBoe	One million Boe.

MMBtu	One million British thermal units.

MMcf	One million cubic feet of natural gas.

NYMEX	The New York Mercantile Exchange.

NYSE	The New York Stock Exchange.

Net acres	The percentage of total acres an owner owns out of a particular number of acres within a specified tract. For example, an owner who has a 50 percent interest in 100 acres owns 50 net acres.

Net wells	The total of fractional working interests owned in gross wells.

PV-10	When used with respect to oil and natural gas reserves, PV-10 means the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development and abandonment costs, using prices and costs in effect at the determination date, before income taxes, and without giving effect to non-property-related expenses except for specific general and administrative expenses incurred to operate the properties, discounted to a present value using an annual discount rate of 10 percent.

Primary recovery	The period of production in which oil and natural gas is produced from its reservoir through the wellbore without enhanced recovery technologies, such as water flooding or natural gas injection.

Productive wells	Wells that produce commercial quantities of hydrocarbons, exclusive of their capacity to produce at a reasonable rate of return.

Proved developed reserves	Has the meaning given to such term in Release No. 33-8995: Modernization of Oil and Gas Reporting, which defines proved reserves as:

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

Date: February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TIMOTHY A. LEACH Timothy A. Leach	Director, Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	February 25, 2011

/s/ DARIN G. HOLDERNESS Darin G. Holderness	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 25, 2011

/s/ DON O. McCORMACK Don O. McCormack	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2011

/s/ STEVEN L. BEAL Steven L. Beal	Director	February 25, 2011

/s/ TUCKER S. BRIDWELL Tucker S. Bridwell	Director	February 25, 2011

/s/ WILLIAM H. EASTER III William H. Easter III	Director	February 25, 2011

/s/ W. HOWARD KEENAN, JR. W. Howard Keenan, Jr.	Director	February 25, 2011

/s/ RAY M. POAGE Ray M. Poage	Director	February 25, 2011

/s/ MARK B. PUCKETT Mark B. Puckett	Director	February 25, 2011

/s/ A. WELLFORD TABOR A. Wellford Tabor	Director	February 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Concho Resources Inc.

We have audited the accompanying consolidated balance sheets of Concho Resources Inc. (a Delaware corporation) and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Concho Resources Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Concho Resources Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 25, 2011, expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma
February 25, 2011

CONCHO RESOURCES INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except
	share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$384	$3,234
Accounts receivable, net of allowance for doubtful accounts:
Oil and natural gas	136,471	69,199
Joint operations and other	131,912	100,120
Related parties	169	216
Derivative instruments	6,855	1,309
Deferred income taxes	42,716	29,284
Prepaid costs and other	12,126	13,896

Total current assets	330,633	217,258

Property and equipment, at cost:
Oil and natural gas properties, successful efforts method	5,616,249	3,358,004
Accumulated depletion and depreciation	(730,509)	(517,421)

Total oil and natural gas properties, net	4,885,740	2,840,583
Other property and equipment, net	28,047	15,706

Total property and equipment, net	4,913,787	2,856,289

Deferred loan costs, net	52,828	20,676
Intangible asset — operating rights, net	34,973	36,522
Inventory	28,342	16,255
Noncurrent derivative instruments	2,233	23,614
Other assets	5,698	471

Total assets	$5,368,494	$3,171,085

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$39,943	$15,443
Related parties	1,197	291
Bank overdrafts	12,314	3,415
Revenue payable	57,406	31,069
Accrued and prepaid drilling costs	215,079	164,282
Derivative instruments	97,775	62,419
Other current liabilities	83,275	60,095

Total current liabilities	506,989	337,014

Long-term debt	1,668,521	845,836
Deferred income taxes	720,889	603,286
Noncurrent derivative instruments	51,647	29,337
Asset retirement obligations and other long-term liabilities	36,574	20,184
Commitments and contingencies (Note K)
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 authorized; 102,842,082 and 85,815,926 shares issued at December 31, 2010 and 2009, respectively	103	86
Additional paid-in capital	1,874,649	1,029,392
Retained earnings	510,737	306,367
Treasury stock, at cost; 31,963 and 12,380 shares at December 31, 2010 and 2009, respectively	(1,615)	(417)

Total stockholders’ equity	2,383,874	1,335,428

Total liabilities and stockholders’ equity	$5,368,494	$3,171,085

The accompanying notes are an integral part of these consolidated financial statements.

CONCHO RESOURCES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009(a)	2008(a)
	(In thousands, except per share amounts)

Operating revenues:
Oil sales	$767,153	$407,785	$367,697
Natural gas sales	205,423	111,816	130,388

Total operating revenues	972,576	519,601	498,085

Operating costs and expenses:
Oil and natural gas production	170,767	98,782	81,836
Exploration and abandonments	10,324	10,632	38,468
Depreciation, depletion and amortization	249,850	196,736	117,406
Accretion of discount on asset retirement obligations	1,503	917	761
Impairments of long-lived assets	11,614	7,880	11,522
General and administrative (including non-cash stock-based
compensation of $12,931, $9,040 and $5,223 for the years ended
December 31, 2010, 2009 and 2008, respectively)	64,275	53,163	41,130
Bad debt expense	870	(1,035)	2,905
Ineffective portion of cash flow hedges	—	—	(1,336)
(Gain) loss on derivatives not designated as hedges	87,325	156,857	(249,870)

Total operating costs and expenses	596,528	523,932	42,822

Income (loss) from operations	376,048	(4,331)	455,263

Other income (expense):
Interest expense	(60,087)	(28,292)	(29,039)
Other, net	(10,278)	(414)	1,432

Total other expense	(70,365)	(28,706)	(27,607)

Income (loss) from continuing operations before income taxes	305,683	(33,037)	427,656
Income tax benefit (expense)	(122,649)	21,510	(157,434)

Income (loss) from continuing operations	183,034	(11,527)	270,222
Income from discontinued operations, net of tax	21,336	1,725	8,480

Net income (loss)	$204,370	$(9,802)	$278,702

Basic earnings per share:
Income (loss) from continuing operations	$1.98	$(0.14)	$3.41
Income from discontinued operations, net of tax	0.23	0.02	0.11

Net income (loss)	$2.21	$(0.12)	$3.52

Weighted average shares used in basic earnings per share	92,542	84,912	79,206

Diluted earnings per share:
Income (loss) from continuing operations	$1.95	$(0.14)	$3.35
Income from discontinued operations, net of tax	0.23	0.02	0.11

Net income (loss)	$2.18	$(0.12)	$3.46

Weighted average shares used in diluted earnings per share	93,837	84,912	80,587

(a)	Retrospectively adjusted for presentation of discontinued operations as described in Note B.

The accompanying notes are an integral part of these consolidated financial statements.

CONCHO RESOURCES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Notes		Accumulated
				Receivable		Other
			Additional	from		Comprehensive			Total
	Common Stock		Paid-in	Officers and	Retained	Income	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Employees	Earnings	(Loss)	Shares	Amount	Equity
	(In thousands)

BALANCE AT DECEMBER 31, 2007	75,832	$76	$752,380	$(330)	$37,467	$(14,195)	—	$—	$775,398
Comprehensive income:
Net income	—	—	—	—	278,702	—	—	—	278,702
Deferred hedge losses, net of taxes of $3,121	—	—	—	—	—	(4,864)	—	—	(4,864)
Net settlement losses included in earnings, net of taxes of $12,228	—	—	—	—	—	19,059	—	—	19,059

Total comprehensive income									292,897
Issuance of common stock	8,303	8	242,418	—	—	—	—	—	242,426
Stock options exercised	612	1	5,390	—	—	—	—	—	5,391
Stock-based compensation	128	—	5,223	—	—	—	—	—	5,223
Cancellation of restricted stock	(46)	—	—	—	—	—	—	—	—
Excess tax benefits related to stock-based compensation	—	—	3,614	—	—	—	—	—	3,614
Proceeds from notes receivable — employees	—	—	—	333	—	—	—	—	333
Accrued interest — employee notes	—	—	—	(3)	—	—	—	—	(3)
Purchase of treasury stock	—	—	—	—	—	—	3	(125)	(125)

BALANCE AT DECEMBER 31, 2008	84,829	85	1,009,025	—	316,169	—	3	(125)	1,325,154
Net loss and total comprehensive loss	—	—	—	—	(9,802)	—	—	—	(9,802)
Stock options exercised	695	1	6,115	—	—	—	—	—	6,116
Stock-based compensation	300	—	9,040	—	—	—	—	—	9,040
Cancellation of restricted stock	(8)	—	—	—	—	—	—	—	—
Excess tax benefits related to stock-based compensation	—	—	5,212	—	—	—	—	—	5,212
Purchase of treasury stock	—	—	—	—	—	—	9	(292)	(292)

BALANCE AT DECEMBER 31, 2009	85,816	86	1,029,392	—	306,367	—	12	(417)	1,335,428
Net income and total comprehensive income	—	—	—	—	204,370	—	—	—	204,370
Issuance of common stock	14,845	15	739,431	—	—	—	—	—	739,446
Common stock issued in acquisition	1,104	1	75,772	—	—	—	—	—	75,773
Stock options exercised	560	1	5,777	—	—	—	—	—	5,778
Stock-based compensation	537	—	12,931	—	—	—	—	—	12,931
Cancellation of restricted stock	(20)	—	—	—	—	—	—	—	—
Excess tax benefits related to stock-based compensation	—	—	11,346	—	—	—	—	—	11,346
Purchase of treasury stock	—	—	—	—	—	—	20	(1,198)	(1,198)

BALANCE AT DECEMBER 31, 2010	102,842	$103	$1,874,649	$—	$510,737	$—	32	$(1,615)	$2,383,874

The accompanying notes are an integral part of these consolidated financial statements.

CONCHO RESOURCES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009(a)	2008(a)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$204,370	$(9,802)	$278,702
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	249,850	196,736	117,406
Accretion of discount on asset retirement obligations	1,503	917	761
Impairments of long-lived assets	11,614	7,880	11,522
Exploration and abandonments, including dry holes	7,612	6,997	35,328
Non-cash compensation expense	12,931	9,040	5,223
Bad debt expense	870	(1,035)	2,905
Deferred income taxes	104,930	(29,142)	154,254
(Gain) loss on sale of assets, net	58	114	(777)
Ineffective portion of cash flow hedges	—	—	(1,336)
(Gain) loss on derivatives not designated as hedges	87,325	156,857	(249,870)
Dedesignated cash flow hedges reclassified from accumulated other comprehensive income (loss)	—	—	696
Discontinued operations	(7,157)	12,088	12,759
Other non-cash items	6,837	3,870	6,517
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(92,957)	(26,217)	39,609
Prepaid costs and other	3,255	(7,952)	(5,542)
Inventory	(2,321)	4,117	(16,819)
Accounts payable	24,373	7,960	(25,234)
Revenue payable	26,337	8,118	7,074
Other current liabilities	12,152	19,000	18,219

Net cash provided by operating activities	651,582	359,546	391,397

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures on oil and natural gas properties	(684,347)	(403,798)	(347,702)
Acquisition of oil and natural gas properties and other assets	(1,442,700)	(265,469)	(584,220)
Additions to other property and equipment	(6,935)	(4,396)	(8,808)
Proceeds from the sale of assets	104,349	5,099	1,034
Settlements received from (paid on) derivatives not designated as hedges	(13,824)	82,416	(6,354)

Net cash used in investing activities	(2,043,457)	(586,148)	(946,050)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	2,946,748	1,158,650	767,800
Payments of long-term debt	(2,283,248)	(942,916)	(465,700)
Exercise of stock options	5,778	6,116	5,391
Excess tax benefit from stock-based compensation	11,346	5,212	3,614
Net proceeds from issuance of common stock	739,446	—	242,426
Proceeds from repayment of officer and employee notes	—	—	333
Payments for loan costs	(38,746)	(8,667)	(15,541)
Purchase of treasury stock	(1,198)	(292)	(125)
Bank overdrafts	8,899	(6,019)	3,783

Net cash provided by financing activities	1,389,025	212,084	541,981

Net decrease in cash and cash equivalents	(2,850)	(14,518)	(12,672)
Cash and cash equivalents at beginning of period	3,234	17,752	30,424

Cash and cash equivalents at end of period	$384	$3,234	$17,752

SUPPLEMENTAL CASH FLOWS:
Cash paid for interest and fees, net of $184, $66 and $1,233 capitalized interest	$48,052	$14,862	$27,747
Cash paid for income taxes	$19,885	$7,299	$11,304
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in acquisition of oil and natural gas properties and other assets	$75,773	$—	$—
Issuance of debt in acquisition of oil and natural gas properties and other assets	$159,000	$—	$—
Deferred tax effect of acquired oil and natural gas properties and other assets	$—	$(835)	$206,497

(a)	Retrospectively adjusted for presentation of discontinued operations as described in Note B.

The accompanying notes are an integral part of these consolidated financial statements.

CONCHO RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Note A.	Organization and nature of operations

Concho Resources Inc. (the “Company”) is a Delaware corporation formed on February 22, 2006. The Company’s principal business is the acquisition, development and exploration of oil and natural gas properties primarily located in the Permian Basin region of Southeast New Mexico and West Texas.

Note B.	Summary of significant accounting policies

Principles of consolidation.  The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries. A third-party formed an entity to effectuate a tax-free exchange of assets for the Company. The Company has 100 percent control over the decisions of the entity, but has no current direct ownership. The third-party will convey ownership to the Company upon completion of the tax-free exchange process. As a result of the Company’s control over the entity it has been consolidated in the Company’s financial statements. All material intercompany balances and transactions have been eliminated.

Discontinued operations.  In December 2010, the Company sold its interests in certain non-core, Permian Basin assets. As a result, the Company has reflected the results of operations of these divested assets as discontinued operations, rather than as a component of continuing operations. See Note O for additional information regarding this divestiture and its discontinued operations.

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

Accounts receivable.  The Company sells oil and natural gas to various customers and participates with other parties in the drilling, completion and operation of oil and natural gas wells. Joint interest and oil and natural gas sales receivables related to these operations are generally unsecured. The Company determines joint interest operations accounts receivable allowances based on management’s assessment of the creditworthiness of the joint interest owners and the Company’s ability to realize the receivables through netting of anticipated future production revenues. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. The Company had an allowance for doubtful accounts of approximately $1.3 million and $2.4 million at December 31, 2010 and 2009, respectively. The Company wrote off $2.0 million in receivables against the allowance for doubtful accounts and allowed for additional bed debt of approximately $0.9 million during 2010.

CONCHO RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventory.  Inventory consists primarily of tubular goods and other oilfield goods that the Company plans to utilize in its ongoing exploration and development activities and is carried at the lower of cost or market value, on a weighted average cost basis.

Deferred loan costs.  Deferred loan costs are stated at cost, net of amortization, which is computed using the effective interest and straight-line methods. The Company had deferred loan costs of $52.8 million and $20.7 million, net of accumulated amortization of $15.2 million and $8.6 million, at December 31, 2010 and December 31, 2009, respectively.

Future amortization expense of deferred loan costs at December 31, 2010 is as follows:

Total
(In thousands)

2011	$14,221
2012	14,368
2013	9,308
2014	2,173
2015	2,362
Thereafter	10,396

Total	$52,828

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

CONCHO RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortization base if the disposition is significant enough to materially impact the depletion rate of the remaining properties in the amortization base. Ordinary maintenance and repair costs are expensed as incurred.

Costs of significant nonproducing properties, wells in the process of being drilled and completed and development projects are excluded from depletion until such time as the related project is developed and proved reserves are established or impairment is determined. The Company capitalizes interest, if debt is outstanding, on expenditures for significant development projects until such projects are ready for their intended use. At December 31, 2010 and 2009 the Company had excluded $80.6 million and $30.9 million, respectively, of capitalized costs from depletion and had capitalized interest of $0.2 million, $0.07 million and $1.2 million, during 2010, 2009 and 2008, respectively.

The Company reviews its long-lived assets to be held and used, including proved oil and natural gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future cash flows is less than the carrying amount of the assets. In this circumstance, the Company recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. The Company reviews its oil and natural gas properties by amortization base or by individual well for those wells not constituting part of an amortization base. For each property determined to be impaired, an impairment loss equal to the difference between the carrying value of the properties and the estimated fair value (discounted future cash flows) of the properties would be recognized at that time. Estimating future cash flows involves the use of judgments, including estimation of the proved and unproved oil and natural gas reserve quantities, timing of development and production, expected future commodity prices, capital expenditures and production costs. The Company recognized impairment expense from continuing and discontinued operations of $15.2 million, $12.2 million and $18.4 million during the years ended December 31, 2010, 2009 and 2008, respectively, primarily related to its proved oil and natural gas properties.

Unproved oil and natural gas properties are each periodically assessed for impairment by considering future drilling plans, the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of such projects. During the years ended December 31, 2010, 2009 and 2008, the Company recognized expense from continuing and discontinued operations of $7.6 million, $5.1 million and $31.6 million, respectively, related to abandoned prospects, which is included in exploration and abandonments expense in the accompanying consolidated statements of operations.

Other property and equipment.  Other capital assets include buildings, vehicles, computer equipment and software, telecommunications equipment, leasehold improvements and furniture and fixtures. These items are recorded at cost, or fair value if acquired, and are depreciated using the straight-line method based on expected lives of the individual assets or group of assets ranging from two to 31 years.

Intangible assets.  The Company has capitalized certain operating rights acquired in an acquisition. The gross operating rights of approximately $38.7 million and related accumulated amortization of $3.7 million at December 31, 2010, which have no residual value, are amortized over the estimated economic life of approximately 25 years. Impairment will be assessed if indicators of potential impairment exist or when there is a material change in the remaining useful economic life. Amortization expense for the years ended December 31, 2010, 2009 and

CONCHO RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008 was approximately $1.5 million, $1.6 million and $0.6 million, respectively. The following table reflects the estimated aggregate amortization expense for each of the periods presented below:

(In thousands)

2011	$1,549
2012	1,549
2013	1,549
2014	1,549
2015	1,549
Thereafter	27,228

Total	$34,973

Environmental.  The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which are often changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments is fixed and readily determinable. At December 31, 2010 and 2009, the Company has accrued approximately $1.4 million and $0.8 million, respectively, related to environmental liabilities. During the years ended December 31, 2010, 2009 and 2008, the Company has recognized environmental charges of $3.0 million, $2.3 million and $0.5 million, respectively.

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

The following table reflects the Company’s natural gas imbalance positions at December 31, 2010 and 2009 as well as amounts reflected in oil and natural gas production expense for the years ended December 31, 2010 and 2009:

	December 31,
	2010	2009
	(Dollars in thousands)

Natural gas imbalance liability (included in asset retirement obligations and other long-term liabilities)	$403	$533
Overtake position (Mcf)	71,153	101,278
Natural gas imbalance receivable (included in other assets)	$100	$444
Undertake position (Mcf)	22,240	98,584

CONCHO RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2010	2009	2008

Value of net overtake (undertake) arising during the year increasing (decreasing) oil and natural gas production expense	$(38)	$23	$(189)
Net overtake (undertake) position arising during the year (Mcf)	(8,695)	7,317	(19,269)
Value of net (undertake) related to divested natural gas properties	$(252)	$—	$—
Net (undertake) position related to divested natural gas properties (Mcf)	(54,914)	—	—

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

Changes in the fair value of derivative instruments that are fair value hedges are offset against changes in the fair value of the hedged assets, liabilities or firm commitments, through earnings. Effective changes in the fair value of derivative instruments that are cash flow hedges are recognized in AOCI and reclassified into earnings in the period in which the hedged item affects earnings. Ineffective portions of a derivative instrument’s change in fair value are immediately recognized in earnings. Derivative instruments that do not qualify, or cease to qualify, as hedges must be adjusted to fair value and the adjustments are recorded through earnings. The Company did not have any derivatives designated as fair value or cash flow hedges during the years ended December 31, 2010 or 2009.

Asset retirement obligations.  The Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost included in the carrying amount of the related asset is allocated to expense through depreciation of the asset. Changes in the liability due to passage of time are generally recognized as an increase in the carrying amount of the liability and as corresponding accretion expense.

Treasury stock.  Treasury stock purchases are recorded at cost. Upon reissuance, the cost of treasury shares held is reduced by the average purchase price per share of the aggregate treasury shares held.

General and administrative expense.  The Company receives fees for the operation of jointly owned oil and natural gas properties and records such reimbursements as reductions of general and administrative expense. Such fees from continuing and discontinued operations totaled approximately $14.4 million, $11.4 million and $4.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Stock-based compensation.  From time to time, the Company exchanges its equity instruments for services provided by employees and directors that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of those equity instruments in exchange for the services. The cost of the services

CONCHO RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

received in exchange for equity instruments, including stock options, is measured based on the grant-date fair value of those instruments. That cost is recognized as compensation expense over the requisite service period (generally the vesting period). Generally, no compensation cost is recognized for equity instruments that do not vest.

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

The Company evaluates uncertain tax positions for recognition and measurement in the consolidated financial statements. To recognize a tax position, the Company determines whether it is more likely than not that the tax positions will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the consolidated financial statements. The amount of tax benefit recognized with respect to any tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. The Company had no uncertain tax positions that required recognition in the consolidated financial statements at December 31, 2010 and 2009. Any interest or penalties would be recognized as a component of income tax expense.

Recent accounting pronouncements.

Business combinations.  In December 2010, the Financial Accounting Standards Board (the “FASB”) issued an update in order to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations.

The update requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period.

In practice, some preparers have presented the pro forma information in their comparative financial statements as if the business combination that occurred in the current reporting period had occurred as of the beginning of each of the current and prior annual reporting periods. Other preparers have disclosed the pro forma information as if the business combination occurred at the beginning of the prior annual reporting period only, and carried forward the related adjustments, if applicable, through the current reporting period. The Company early adopted the update effective January 1, 2010, and the adoption did not have a significant impact on its consolidated financial statements.

Various topics.  In February 2010, the FASB issued an update to various topics, which eliminated outdated provisions and inconsistencies in the Accounting Standards Codification (the “Codification”), and clarified certain guidance to reflect the FASB’s original intent. The update is effective for the first reporting period, including interim periods, beginning after issuance of the update, except for the amendments affecting embedded derivatives and reorganizations. In addition to amending the Codification, the FASB made corresponding changes to the legacy accounting literature to facilitate historical research. These changes are included in an appendix to the update. The Company adopted the update effective January 1, 2010, and the adoption did not have a significant impact on its consolidated financial statements.

CONCHO RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for extractive activities.  In April 2010, the FASB issued an amendment to a paragraph in the accounting standard for oil and natural gas extractive activities accounting. The standard adds to the Codification the SEC’s Modernization of Oil and Gas Reporting release. The Company adopted the update effective April 20, 2010, and the adoption did not have a significant impact on its consolidated financial statements.

Note C.	Exploratory well costs

The Company capitalizes exploratory well costs until a determination is made that the well has either found proved reserves or that it is impaired. The capitalized exploratory well costs are presented in unproved properties in the consolidated balance sheets. If the exploratory well is determined to be impaired, the well costs are charged to expense.

The following table reflects the Company’s capitalized exploratory well activity during each of the years ended December 31, 2010, 2009, and 2008:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Beginning capitalized exploratory well costs	$8,668	$25,553	$21,056
Additions to exploratory well costs pending the determination of proved reserves	175,343	135,656	25,621
Reclassifications due to determination of proved reserves	(137,185)	(152,200)	(18,327)
Exploratory well costs charged to expense	—	(341)	(2,797)

Ending capitalized exploratory well costs	$46,826	$8,668	$25,553

The following table provides an aging at December 31, 2010 and 2009 of capitalized exploratory well costs based on the date the drilling was completed:

	December 31,
	2010	2009
	(In thousands)

Wells in drilling progress	$19,190	$1,767
Capitalized exploratory well costs that have been capitalized for a period of one year or less	27,636	6,901
Capitalized exploratory well costs that have been capitalized for a period greater than one year	—	—

Total capitalized exploratory well costs	$46,826	$8,668

At December 31, 2010, the Company had 48 gross exploratory wells either drilling or waiting on results from completion. There were 10 wells in the New Mexico Shelf area, 12 wells in Delaware Basin area, 23 wells in the Texas Permian area and 3 wells in our other non-core areas.

Note D.	Acquisitions and business combinations

Marbob and Settlement Acquisitions.  In July 2010, the Company entered into an asset purchase agreement to acquire certain of the oil and natural gas leases, interests, properties and related assets owned by Marbob Energy Corporation and its affiliates (collectively, “Marbob”) for aggregate consideration of (i) cash in the amount of $1.45 billion, (ii) the issuance to Marbob of $150 million 8.0% unsecured senior note due 2018 and (iii) the issuance to Marbob of approximately 1.1 million shares of the Company’s common stock, subject to purchase price adjustments, which included downward purchase price adjustments based on the exercise of third parties of contractual preferential purchase rights in properties to be acquired from Marbob (“Marbob Acquisition”).

CONCHO RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On October 7, 2010, the Company closed the Marbob Acquisition. At closing, the Company paid approximately $1.1 billion in cash plus the unsecured senior note and common stock described above for a total purchase price of approximately $1.4 billion. The total purchase price as originally announced was reduced due to third party contractual preferential purchase rights in the Marbob properties. Certain of the third parties contractual preferential purchase rights became subject to litigation, as discussed below.

The Company funded the cash consideration in the Marbob Acquisition with (a) borrowings under its credit facility and (b) net proceeds of $292.7 million from a private placement of approximately 6.6 million shares of the Company’s common stock at a price of $45.30 per share that closed on October 7, 2010.

Certain of the Marbob interests in properties contained contractual preferential purchase rights by third parties if Marbob were to sell them. Marbob informed the Company of its receipt of a notice from BP America Production Company (“BP”) electing to exercise its contractual preferential purchase rights in certain of Marbob’s properties as a result of the Marbob Acquisition.

On July 20, 2010, BP announced it was selling all its assets in the Permian Basin to a subsidiary of Apache Corporation (“Apache”). Marbob and BP owned common interests in certain properties subject to contractual preferential purchase rights. BP and Apache contested Marbob’s ability to exercise its contractual preferential purchase rights in this situation. As a result, Marbob and the Company filed suit against BP and Apache seeking declaratory judgment and injunctive relief to protect Marbob’s contractual right to have the option to purchase these interests in these common properties.

On October 15, 2010, the Company and Marbob resolved the litigation with BP and Apache related to the disputed contractual preferential purchase rights. As a result of the settlement, the Company acquired a non-operated interest in substantially all of the oil and natural gas assets subject to the litigation for approximately $286 million in cash (the “Settlement Acquisition”). The Company funded the Settlement Acquisition with borrowings under our credit facility.

The results of operations of the Marbob and Settlement Acquisitions are included in the Company’s results of operations since their respective closing dates in October 2010.

The following tables represent the allocation of the total purchase price of the Marbob and Settlement Acquisitions to the acquired assets and liabilities assumed. The allocation represents the fair values assigned to each of the assets acquired and liabilities assumed:

	Marbob		Settlement
	Acquisition		Acquisition
	(In thousands)

Fair value of net assets:
Proved oil and natural gas properties	$1,014,734		$185,337
Unproved oil and natural gas properties	334,866		101,582
Other long-term assets	20,771		—

Total assets acquired	1,370,371		286,919

Asset retirement obligations and other liabilities assumed	(7,851)		(689)

Total purchase price	$1,362,520		$286,230

Fair value of consideration paid for net assets:
Cash consideration	$1,127,747		$286,230
Marbob $150 million senior unsecured 8% note, due 2018	159,000	(a)	—
Common stock, $0.001 par value; 1,103,752 shares issued	75,773	(b)	—

Total purchase price	$1,362,520		$286,230

CONCHO RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	The fair value of the $150 million 8.0% senior unsecured note due 2018 issued to Marbob, was calculated by reference to the traded market yield of Concho’s 8.625% senior unsecured notes due 2017, at September 30, 2010.

(b)	The fair value of the Concho common stock issued to Marbob was valued at the average of the high and low price on the closing date (October 7, 2010), of $68.65 per share.

Wolfberry acquisitions.  In December 2009, together with the acquisition of related additional interests that closed in 2010, the Company closed two acquisitions (the “Wolfberry Acquisitions”) of interests in producing and non-producing assets in the Wolfberry play in the Permian Basin for approximately $270.7 million. The Wolfberry Acquisitions were funded with borrowings under the Company’s credit facility. The Company’s 2009 results of operations do not include any results from the Wolfberry Acquisitions.

The following table represents the allocation of the total purchase price of the Wolfberry Acquisitions to the acquired assets and liabilities assumed. The allocation represents the fair values assigned to each of the assets acquired and liabilities assumed:

Wolfberry
Acquisitions
(In thousands)

Fair value of net assets:
Proved oil and natural gas properties	$212,987
Unproved oil and natural gas properties	58,222

Total assets acquired	271,209
Asset retirement obligations	(464)

Net purchase price	$270,745

Henry Entities acquisition.  In July 2008, the Company closed its acquisition of Henry Petroleum LP and certain entities affiliated with Henry Petroleum LP (which we refer to as “Henry” or the “Henry Entities”) and additional non-operated interests in oil and natural gas properties from persons affiliated with the Henry Entities. In August 2008 and September 2008, the Company acquired additional non-operated interests in oil and natural gas assets from persons affiliated with the Henry Entities. The assets acquired and liabilities assumed in the Henry Entities acquisition and the acquired additional non-operated interests are referred to as the “Henry Properties.” The Company paid $583.7 million in cash for the Henry Properties acquisition. The Company’s results of operations included those from the Henry Properties since August 1, 2008.

The cash paid for the Henry Properties acquisition was funded with (i) borrowings under the Company’s credit facility, and (ii) net proceeds of $242.4 million from a private placement of approximately 8.3 million shares of the Company’s common stock.

Pro forma data.  The following unaudited pro forma combined condensed financial data for the years ended December 31, 2010 and 2009 was derived from the historical financial statements of the Company giving effect to the Marbob and Settlement Acquisitions as if they had occurred on January 1, 2009. The pro forma financial data does not include the results of operations for the Wolfberry Acquisitions as they are not deemed material. The unaudited pro forma combined condensed financial data has been included for comparative purposes only and is not necessarily indicative of the results that might have occurred had these acquisitions taken place as of the date indicated and is not intended to be a projection of future results.

CONCHO RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended
	December 31,
	2010	2009
	(In thousands, except per share data)
	(Unaudited)

Operating revenues	$1,178,138	$732,452
Net income (loss)	$216,984	$(893)
Earnings per common share:
Basic	$2.16	$(0.01)
Diluted	$2.14	$(0.01)

Note E.	Asset retirement obligations

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

The following table summarizes the Company’s asset retirement obligation transactions during the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Asset retirement obligations, beginning of period	$22,754	$16,809	$9,418
Liabilities incurred from new wells	3,037	1,526	1,197
Liabilities assumed in acquisitions	8,290	488	7,062
Accretion expense on continuing operations	1,503	917	761
Accretion expense on discontinued operations	211	141	128
Disposition of wells	(3,236)	(223)	—
Liabilities settled upon plugging and abandoning wells	(591)	(1,255)	—
Revision of estimates	11,358	4,351	(1,757)

Asset retirement obligations, end of period	$43,326	$22,754	$16,809

Note F.	Stockholders’ equity and treasury stock

Public common stock offering.  In December 2010, the Company issued, including the over-allotment option, in a secondary public offering 2.9 million shares of our common stock at $82.50 per share and we received net proceeds of approximately $227.4 million. The Company used the net proceeds from this offering to repay a portion of the borrowings under our credit facility.

In February 2010, the Company issued, including the over-allotment option, in a secondary public offering 5.3 million shares of our common stock at $42.75 per share and we received net proceeds of approximately $219.3 million. The Company used the net proceeds from this offering to repay a portion of the borrowings under our credit facility.

Private placement of common stock.  In October 2010, the Company closed the private placement of its common stock, simultaneously with the closing of the Marbob Acquisition, on 6.6 million shares of our common stock at a price of $45.30 per share for net proceeds of approximately $292.7 million.

CONCHO RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2008, we closed the private placement of our common stock, simultaneously with the closing of the Henry Entities acquisition, on 8.3 million shares of our common stock at a price of $30.11 per share for net proceeds of approximately $242.4 million.

Treasury stock.  The restrictions on certain restricted stock awards issued to certain of the Company’s officers lapsed during the years ended December 31, 2010, 2009, and 2008. Immediately upon the lapse of restrictions, these officers and key employees became liable for income taxes on the value of such shares. In accordance with the Company’s 2006 Stock Incentive Plan and the applicable restricted stock award agreements, some of such officers and key employees elected to deliver shares of the Company’s common stock to the Company in exchange for cash used to satisfy such tax liability. In total, at December 31, 2010 and 2009, the Company had acquired 31,963 and 12,380 shares of the Company’s common stock, respectively, that are held as treasury stock in the approximate amount of $1.6 million and $0.4 million, respectively.

Note G.	Incentive plans

Defined contribution plan.  The Company sponsors a 401(k) defined contribution plan for the benefit of substantially all employees. The Company matches 100 percent of employee contributions, not to exceed 6 percent of the employee’s annual salary. The Company contributions to the plans for the years ended December 31, 2010, 2009 and 2008 were approximately $0.7 million, $1.0 million, and $1.2 million, respectively.

Stock incentive plan.  The Company’s 2006 Stock Incentive Plan (the “Plan”) provides for granting stock options and restricted stock awards to employees and individuals associated with the Company. The following table shows the number of awards available under the Plan at December 31, 2010:

Number of
Common Shares

Approved and authorized awards	5,850,000
Stock option grants, net of forfeitures	(3,463,720)
Restricted stock grants, net of forfeitures	(1,322,941)

Awards available for future grant	1,063,339

Restricted stock awards.  All restricted shares are treated as issued and outstanding in the accompanying consolidated balance sheets. If an employee terminates employment prior the restriction lapse date, the awarded

CONCHO RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares are forfeited and cancelled and are no longer considered issued and outstanding. A summary of the Company’s restricted stock awards for the years ended December 31, 2010, 2009 and 2008 is presented below:

	Number of	Grant Date
	Restricted	Fair Value
	Shares	Per Share

Restricted stock:
Outstanding at January 1, 2008	371,549
Shares granted	128,001	$32.13
Shares cancelled / forfeited	(46,741)
Lapse of restrictions	(45,458)

Outstanding at December 31, 2008	407,351
Shares granted	300,119	$27.10
Shares cancelled / forfeited	(7,874)
Lapse of restrictions	(202,339)

Outstanding at December 31, 2009	497,257
Shares granted	537,415	$59.57
Shares cancelled / forfeited	(19,528)
Lapse of restrictions	(194,260)

Outstanding at December 31, 2010	820,884

The following table summarizes information about stock-based compensation for the Company’s restricted stock awards for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Grant date fair value for awards during the period:(a)
Employee grants	$11,823	$5,187	$2,693
Officer and director grants	20,290	3,256	1,420

Total	$32,113	$8,443	$4,113

Stock-based compensation expense from restricted stock:
Employee grants	$5,207	$3,003	$1,498
Officer and director grants(a)	5,071	1,752	624

Total	$10,278	$4,755	$2,122

Income taxes and other information:
Income tax benefit related to restricted stock	$3,931	$1,790	$808
Deductions in current taxable income related to restricted stock	$11,289	$5,458	$1,234

(a)	The years ended December 31, 2010 and 2009 include effects of modifications to certain stock-based awards, see discussion below.

CONCHO RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option awards.  A summary of the Company’s stock option activity under the Plan for the years ended December 31, 2010, 2009 and 2008 is presented below:

	Years Ended December 31,
	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Stock options:
Outstanding at beginning of period	2,156,503	$14.11	2,731,324	$12.46	3,011,722	$9.71
Options granted	—	$—	120,301	$20.75	607,555	$23.54
Options forfeited	—	$—	(265)	$8.00	(275,593)	$14.96
Options exercised	(559,500)	$10.33	(694,857)	$8.80	(612,360)	$8.80

Outstanding at end of period	1,597,003	$15.43	2,156,503	$14.11	2,731,324	$12.46

Vested at end of period	1,221,665	$13.63	1,460,588	$11.00	1,567,389	$9.18

Exercisable at end of period	816,825	$16.33	635,861	$14.67	517,019	$11.16

CONCHO RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about the Company’s vested and exercisable stock options outstanding at December 31, 2010, 2009 and 2008:

		Weighted
		Average	Weighted
Range of	Number	Remaining	Average
Exercise	Vested and	Contractual	Exercise	Intrinsic
Prices	Exercisable	Life	Price	Value
				(In thousands)

Vested options:
December 31, 2010:
$8.00	519,381	1.61 years	$8.00	$41,379
$12.00	91,124	4.05 years	$12.00	6,895
$12.50 - $15.50	311,250	5.87 years	$14.49	22,778
$20.00 - $23.00	258,121	7.31 years	$21.65	17,041
$28.00 - $37.27	41,789	7.43 years	$31.24	2,358

	1,221,665	4.28 years	$13.63	$90,451

Exercisable options:
$8.00	132,369	3.49 years	$8.00	$10,546
$12.00	73,296	4.79 years	$12.00	5,546
$12.50 - $15.50	311,250	5.87 years	$14.49	22,778
$20.00 - $23.00	258,121	7.31 years	$21.65	17,041
$28.00 - $37.27	41,789	7.43 years	$31.24	2,358

	816,825	5.92 years	$16.33	$58,269

Vested options:
December 31, 2009:
$8.00	960,669	2.06 years	$8.00	$35,449
$12.00	116,728	4.45 years	$12.00	3,840
$12.50 - $15.50	245,000	6.73 years	$14.80	7,374
$20.00 - $23.00	104,625	8.18 years	$21.86	2,411
$28.00 - $37.27	33,566	8.50 years	$31.81	440

	1,460,588	3.62 years	$11.00	$49,514

Exercisable options:
$8.00	171,903	4.62 years	$8.00	$6,343
$12.00	80,767	5.76 years	$12.00	2,657
$12.50 - $15.50	245,000	6.73 years	$14.80	7,374
$20.00 - $23.00	104,625	8.18 years	$21.86	2,411
$28.00 - $37.27	33,566	8.50 years	$31.81	440

	635,861	6.37 years	$14.67	$19,225

Vested options:
December 31, 2008:
$8.00	1,232,647	2.58 years	$8.00	$18,268
$12.00	143,492	4.99 years	$12.00	1,553
$12.50 - $15.50	191,250	7.78 years	$14.68	1,556

	1,567,389	3.43 years	$9.18	$21,377

CONCHO RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Weighted
		Average	Weighted
Range of	Number	Remaining	Average
Exercise	Vested and	Contractual	Exercise	Intrinsic
Prices	Exercisable	Life	Price	Value
				(In thousands)

Exercisable options:
$8.00	236,227	5.62 years	$8.00	$3,501
$12.00	89,542	6.78 years	$12.00	969
$12.50 - $15.50	191,250	7.78 years	$14.68	1,556

	517,019	6.62 years	$11.16	$6,026

The following table summarizes information about stock-based compensation for options for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Grant date fair value for awards during the period:
Employee grants	$—	$50	$580
Officer and director grants(a)	—	4,923	5,675

Total	$—	$4,973	$6,255

Stock-based compensation expense from stock options:
Employee grants	$153	$258	$181
Officer and director grants(a)	2,500	4,027	2,920

Total	$2,653	$4,285	$3,101

Income taxes and other information:
Income tax benefit related to stock options	$1,014	$1,614	$1,990
Deductions in current taxable income related to stock options exercised	$25,124	$14,414	$10,756

(a)	The year ended December 31, 2009 includes effects of modifications to certain stock-based awards, see further discussion below.

In calculating the compensation expense for stock options granted during the years ended December 31, 2009 and 2008, the Company estimated the fair value of each grant using the Black-Scholes option-pricing model. Assumptions utilized in the model are shown below.

	2009	2008

Risk-free interest rate	2.47%	3.18%
Expected term (years)	6.25	6.21
Expected volatility	63.19%	38.88%
Expected dividend yield	—	—

The Company used the simplified method that is accepted by the SEC staff to calculate the expected term for stock options granted during the years ended December 31, 2009 and 2008, since it did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its shares of common stock have been publicly traded. Expected volatilities are based on a combination of historical and implied volatilities of comparable companies.

CONCHO RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Modification of stock-based awards.  David W. Copeland, the Company’s former Vice President, General Counsel and Corporate Secretary, retired December 31, 2010. Mr. Copeland stepped down from such positions on November 5, 2009, but remained with the Company as Senior Counsel until his retirement. As part of Mr. Copeland’s retirement agreement, all of Mr. Copeland’s stock-based awards were modified to permit full vesting on his retirement date. As a result of this modification, the Company (i) recognized approximately $0.5 million of stock-based compensation and a reduction of approximately $5,000 during the years ended December 31, 2010 and 2009, respectively, and (ii) will recognize a reduction in stock-based compensation of approximately $0.1 million in future periods.

Steven L. Beal, the Company’s former President and Chief Operating Officer, retired from such positions on June 30, 2009. Mr. Beal began serving as a consultant on July 1, 2009; see Note N. As part of the consulting agreement, certain of Mr. Beal’s stock-based awards were modified to permit vesting and exercise under the original terms of the stock-based awards as if Mr. Beal was still an employee of the Company while he is performing consulting services for the Company. As a result of this modification, the Company (i) recognized approximately $0.7 million and $0.8 million of stock-based compensation during the years ended December 31, 2010 and 2009 and (ii) will recognize additional stock-based compensation of approximately $0.2 million in future periods.

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

In addition, the Company’s executive officers received stock option awards in June 2006 to purchase 450,000 shares of common stock, in the aggregate, at a purchase price of $12.00 per share. The Company subsequently determined that the fair market value of a share of common stock as of the date of the award was $15.40. As a result, the compensation committee of the Company’s board of directors authorized and approved an amendment to these stock option award agreements pursuant to which the exercise price of such stock options would be increased from $12.00 per share to $15.40 per share. The Company agreed to issue to the executive officer an award of the number of shares of restricted stock equal to (i) the product of $3.40 and the number of shares of common stock subject to the stock option award, divided by (ii) the fair market value of a share of common stock on the date of the award of restricted stock.

The Company has determined that its aggregate compensation expense resulting from these modifications of approximately $0.8 million would be recorded during the period from November 8, 2007 to December 31, 2007 and during the years ending December 31, 2008, 2009 and 2010.

CONCHO RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future stock-based compensation expense.  The following table reflects the future stock-based compensation expense to be recorded for all the stock-based compensation awards that are outstanding at December 31, 2010:

	Restricted	Stock
	Stock	Options	Total
	(In thousands)

2011	$3,575	$501	$4,076
2012	11,730	879	12,609
2013	8,269	184	8,453
2014	5,620	15	5,635
2015 and thereafter	3,112	—	3,112

Total	$32,306	$1,579	$33,885

Note H.	Disclosures about fair value of financial instruments

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

CONCHO RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value input hierarchy level to which an asset or liability measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety. The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2010, for each of the fair value hierarchy levels:

	Fair Value Measurements at Reporting Date Using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable	Fair Value at
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2010
	(In thousands)

Assets:
Commodity derivative price swap contracts	$—	$49,519	$—	$49,519
Commodity derivative price collar contracts	—	—	2,481	2,481

	—	49,519	2,481	52,000
Liabilities:
Commodity derivative price swap contracts	—	(183,028)	—	(183,028)
Commodity derivative basis swap contracts	—	(3,552)	—	(3,552)
Interest rate derivative swap contracts	—	(5,754)	—	(5,754)

	—	(192,334)	—	(192,334)

Net financial assets (liabilities)	$—	$(142,815)	$2,481	$(140,334)

The following table sets forth a reconciliation of changes in the fair value of financial assets (liabilities) classified as Level 3 in the fair value hierarchy:

(In thousands)

Balance at December 31, 2009	$(945)
Realized and unrealized losses	9,862
Settlements, net	(6,436)

Balance at December 31, 2010	$2,481

Total losses for the period included in earnings attributable to the change in unrealized losses relating to assets (liabilities) still held at the reporting date	$3,426

CONCHO RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the carrying amounts and fair values of the Company’s financial instruments at December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)

Assets:
Derivative instruments	$9,088	$9,088	$24,923	$24,923
Liabilities:
Derivative instruments	$149,422	$149,422	$91,756	$91,756
Credit facility	$613,500	$606,042	$550,000	$528,849
8.625% senior notes due 2017	$296,219	$322,879	$295,836	$315,000
8.0% senior notes due 2018	$158,802	$162,772	$—	$—
7.0% senior notes due 2021	$600,000	$615,000	$—	$—

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

Senior notes.  The fair values of the Company’s 8.625% and 7.0% senior notes are based on quoted market prices. The fair value of the $150 million 8.0% unsecured senior note due 2018 issued to Marbob is based on a risk-adjusted quoted market price of similar publicly traded debt securities.

Derivative instruments.  The fair value of the Company’s derivative instruments are estimated by management considering various factors, including closing exchange and over-the-counter quotations and the time value of the underlying commitments. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table (i) summarizes the valuation of each of the Company’s financial instruments by required pricing levels and (ii) summarizes the gross fair value by the

CONCHO RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

appropriate balance sheet classification, even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the Company’s consolidated balance sheets at December 31, 2010 and 2009:

	Fair Value Measurements Using
		Significant		Total
	Quoted Prices in	Other	Significant	Fair Value
	Active Markets for	Observable	Unobservable	at
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2010
		(In thousands)

Assets (a)
Current:(b)
Commodity derivative price swap contracts	$—	$32,877	$—	$32,877
Commodity derivative price collar contracts	—	—	2,481	2,481

	—	32,877	2,481	35,358
Noncurrent:(c)
Commodity derivative price swap contracts	—	16,642	—	16,642

	—	16,642	—	16,642
Liabilities(a)
Current:(b)
Commodity derivative price swap contracts	—	(118,131)	—	(118,131)
Commodity derivative basis swap contracts	—	(3,552)	—	(3,552)
Interest rate derivative swap contracts	—	(4,595)	—	(4,595)

	—	(126,278)	—	(126,278)
Noncurrent:(c)
Commodity derivative price swap contracts	—	(64,897)	—	(64,897)
Interest rate derivative swap contracts	—	(1,159)	—	(1,159)

	—	(66,056)	—	(66,056)

Net financial assets (liabilities)	$—	$(142,815)	$2,481	$(140,334)

(b) Total current financial liabilities, gross basis				$(90,920)
(c) Total noncurrent financial liabilities, gross basis				(49,414)

Net financial liabilities				$(140,334)

CONCHO RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value Measurements Using
		Significant		Total
	Quoted Prices in	Other	Significant	Fair Value
	Active Markets for	Observable	Unobservable	at
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2009
		(In thousands)

Assets (a)
Current:(b)
Commodity derivative price swap contracts	$—	$13,850	$—	$13,850
Commodity derivative price collar contracts	—	—	134	134

	—	13,850	134	13,984
Noncurrent:(c)
Commodity derivative price swap contracts	—	35,016	—	35,016
Interest rate derivative swap contracts	—	1,369	—	1,369

	—	36,385	—	36,385
Liabilities(a)
Current:(b)
Commodity derivative price swap contracts	—	(65,351)	—	(65,351)
Commodity derivative basis swap contracts	—	(5,254)	—	(5,254)
Interest rate derivative swap contracts	—	(3,870)	—	(3,870)
Commodity derivative price collar contracts	—	—	(619)	(619)

	—	(74,475)	(619)	(75,094)
Noncurrent:(c)
Commodity derivative price swap contracts	—	(38,259)	—	(38,259)
Commodity derivative basis swap contracts	—	(3,389)	—	(3,389)
Commodity derivative price collar contracts	—	—	(460)	(460)

	—	(41,648)	(460)	(42,108)

Net financial liabilities	$—	$(65,888)	$(945)	$(66,833)

(b) Total current financial liabilities, gross basis				$(61,110)
(c) Total noncurrent financial liabilities, gross basis				(5,723)

Net financial liabilities				$(66,833)

CONCHO RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	The fair value of derivative instruments reported in the Company’s consolidated balance sheets are subject to netting arrangements and qualify for net presentation. The following table reports the net basis derivative fair values as reported in the consolidated balance sheets at December 31, 2010 and 2009:

	December 31,
	2010	2009
	(In thousands)

Consolidated Balance Sheet Classification:
Current derivative contracts:
Assets	$6,855	$1,309
Liabilities	(97,775)	(62,419)

Net current	$(90,920)	$(61,110)

Noncurrent derivative contracts:
Assets	$2,233	$23,614
Liabilities	(51,647)	(29,337)

Net noncurrent	$(49,414)	$(5,723)

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

The Company periodically reviews its proved oil and natural gas properties that are sensitive to oil and natural gas prices for impairment. Impairment expense is caused primarily due to declines in commodity prices and well performance. The following table reports the carrying amounts, estimated fair values and impairment expense of long-lived assets for continuing and discontinued operations for the years ended December 31, 2010, 2009 and 2008:

	Carrying	Estimated	Impairment
	Amount	Fair Value	Expense
	(In thousands)

Year ended December 31, 2010	$27,888	$12,707	$15,181
Year ended December 31, 2009	$19,884	$7,687	$12,197
Year ended December 31, 2008	$31,792	$13,375	$18,417

Asset Retirement Obligations — The Company estimates the fair value of Asset Retirement Obligations (“AROs”) based on discounted cash flow projections using numerous estimates, assumptions and judgments

CONCHO RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

regarding such factors as the existence of a legal obligation for an ARO; amounts and timing of settlements; the credit-adjusted risk-free rate to be used; and inflation rates. See Note E for a summary of changes in AROs.

The following table sets forth the measurement information for assets measured at fair value on a nonrecurring basis:

	Fair Value Measurements Using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	Impairment
	(Level 1)	(Level 2)	(Level 3)	Loss
	(In thousands)

Year ended December 31, 2010:
Impairment of long-lived assets	$—	$—	$12,707	$15,181
Asset retirement obligations incurred in current period	—	—	11,327
Year ended December 31, 2009:
Impairment of long-lived assets	$—	$—	$7,687	$12,197
Asset retirement obligations incurred in current period	—	—	2,014
Year ended December 31, 2008:
Impairment of long-lived assets	$—	$—	$13,375	$18,417
Asset retirement obligations incurred in current period	—	—	8,259

Note I.	Derivative financial instruments

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

Currently, the Company does not designate its derivative instruments to qualify for hedge accounting. Accordingly, the Company reflects changes in the fair value of its derivative instruments in its statements of operations as they occur. All of the Company’s remaining hedges that historically qualified for hedge accounting or were dedesignated from hedge accounting were settled in 2008.

During 2007, the Company determined that all of its natural gas commodity contracts no longer qualified as hedges (referred to as “dedesignated cash flow hedges”). The Company discontinued hedge accounting from then forward for all derivative contracts.

CONCHO RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New commodity derivative contracts in 2010.  During the year ended December 31, 2010, the Company entered into additional commodity derivative contracts to hedge a portion of its estimated future production. The following table summarizes information about these additional commodity derivative contracts for the year ended December 31, 2010. When aggregating multiple contracts, the weighted average contract price is disclosed.

	Aggregate	Index	Contract
	Volume	Price	Period

Oil (volumes in Bbls):
Price swap	670,000	$83.72(a)	1/1/10	- 12/31/10
Price swap	195,000	$76.85(a)	3/1/10	- 12/31/10
Price swap	1,463,000	$88.63(a)	5/1/10	- 12/31/10
Price swap	378,000	$85.62(a)	1/1/11	- 6/30/11
Price swap	200,000	$83.47(a)	1/1/11	- 11/30/11
Price swap	6,282,000	$85.49(a)	1/1/11	- 12/31/11
Price swap	96,000	$86.80(a)	7/1/11	- 12/31/11
Price swap	540,000	$86.84(a)	1/1/12	- 6/30/12
Price swap	389,000	$86.95(a)	1/1/12	- 11/30/12
Price swap	5,487,000	$88.21(a)	1/1/12	- 12/31/12
Price swap	261,000	$82.50(a)	7/1/12	- 12/31/12
Price swap	1,380,000	$82.58(a)	1/1/13	- 12/31/13
Price swap	1,248,000	$83.94(a)	1/1/14	- 12/31/14
Price swap	600,000	$84.50(a)	1/1/15	- 6/30/15
Natural gas (volumes in MMBtus):
Price swap	418,000	$5.99(b)	2/1/10	- 12/31/10
Price swap	1,250,000	$5.55(b)	3/1/10	- 12/31/10
Price swap	5,076,000	$6.14(b)	1/1/11	- 12/31/11
Price swap	300,000	$6.54(b)	1/1/12	- 12/31/12

(a)	The index prices for the oil price swaps are based on the NYMEX-West Texas Intermediate monthly average futures price.

(b)	The index prices for the natural gas price swaps are based on the NYMEX-Henry Hub last trading day futures price.

CONCHO RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commodity derivative contracts at December 31, 2010.  The following table sets forth the Company’s outstanding derivative contracts at December 31, 2010. When aggregating multiple contracts, the weighted average contract price is disclosed.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Oil Swaps: (a)
2011:
Volume (Bbl)	2,879,436	2,601,436	2,395,436	2,238,436	10,114,744
Price per Bbl	$82.83	$82.88	$83.06	$83.20	$82.98
2012:
Volume (Bbl)	2,056,500	1,985,500	1,592,500	1,546,500	7,181,000
Price per Bbl	$90.01	$90.17	$91.19	$91.38	$90.61
2013:
Volume (Bbl)	345,000	345,000	345,000	345,000	1,380,000
Price per Bbl	$82.58	$82.58	$82.58	$82.58	$82.58
2014:
Volume (Bbl)	312,000	312,000	312,000	312,000	1,248,000
Price per Bbl	$83.94	$83.94	$83.94	$83.94	$83.94
2015:
Volume (Bbl)	300,000	300,000	—	—	600,000
Price per Bbl	$84.50	$84.50	—	—	$84.50
Natural Gas Swaps: (b)
2011:
Volume (MMBtu)	1,569,000	3,069,000	3,069,000	3,069,000	10,776,000
Price per MMBtu	$6.36	$6.62	$6.62	$6.62	$6.58
2012:
Volume (MMBtu)	75,000	75,000	75,000	75,000	300,000
Price per MMBtu	$6.54	$6.54	$6.54	$6.54	$6.54
Natural Gas Collars: (b)
2011:
Volume (MMBtu)	1,500,000	—	—	—	1,500,000
Price per MMBtu	$6.00 - $6.80	—	—	—	$6.00 - $6.80
Natural Gas Basis Swaps: (c)
2011:
Volume (MMBtu)	1,800,000	1,800,000	1,800,000	1,800,000	7,200,000
Price per MMBtu	$0.87	$0.76	$0.76	$0.76	$0.79

(a)	The index prices for the oil price swaps are based on the NYMEX-West Texas Intermediate monthly average futures price.

(b)	The index prices for the natural gas price swaps and collars are based on the NYMEX-Henry Hub last trading day futures price.

(c)	The basis differential between the El Paso Permian delivery point and NYMEX Henry Hub delivery point.

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

CONCHO RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s reported oil and natural gas revenue includes the effects of oil quality and Btu content, gathering and transportation costs, natural gas processing and shrinkage, and the net effect of the commodity hedges that qualified for cash flow hedge accounting. The following table summarizes the gains and losses reported in earnings related to the commodity and interest rate derivative instruments and the net change in AOCI for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008
		(In thousands)

Decrease in oil and natural gas revenue from derivative activity:
Cash payments on cash flow hedges in oil sales	$—	$—	$(30,591)
Dedesignated cash flow hedges reclassified from AOCI in natural gas sales	—	—	(696)

Total decrease in oil and natural gas revenue from derivative activity	$—	$—	$(31,287)

Gain (loss) on derivatives not designated as hedges:
Mark-to-market gain (loss):
Commodity derivatives:
Oil	$(93,595)	$(229,896)	$253,960
Natural gas	23,347	(7,959)	3,347
Interest rate derivatives	(3,253)	(1,418)	(1,083)
Cash (payments on) receipts from derivatives not designated as hedges:
Commodity derivatives:
Oil	(26,281)	74,796	(7,780)
Natural gas	17,414	10,955	1,426
Interest rate derivatives	(4,957)	(3,335)	—

Total gain (loss) on derivatives not designated as hedges	$(87,325)	$(156,857)	$249,870

Gain (loss) from ineffective portion of cash flow hedges	$—	$—	$1,336

Accumulated other comprehensive income (loss):
Cash flow hedges:
Mark-to-market loss of cash flow hedges	$—	$—	$(7,985)
Reclassification adjustment of losses to earnings	—	—	30,591

Net change, before income taxes	—	—	22,606
Income tax effect	—	—	(8,835)

Net change, net of income taxes	$—	$—	$13,771

Dedesignated cash flow hedges:
Reclassification adjustment of losses to earnings	$—	$—	$696
Income tax effect	—	—	(272)

Net change, net of income taxes	$—	$—	$424

All of the Company’s commodity derivative contracts at December 31, 2010 are expected to settle by December 31, 2015. All the Company’s commodity derivative contracts previously accounted for as cash flow hedges and dedesignated as hedges were settled on December 31, 2008.

CONCHO RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Post-2010 commodity derivative contracts.  After December 31, 2010 and through February 23, 2011, the Company entered into the following oil and natural gas price swaps to hedge an additional portion of its estimated future production:

	Aggregate	Index	Contract
	Volume	Price	Period

Oil (volumes in Bbls):
Price swap	115,000	$96.65(a)	3/1/11	- 11/30/11
Price swap	200,000	$97.20(a)	3/1/11	- 12/31/11
Price swap	45,000	$99.35(a)	1/1/12	- 3/31/12
Price swap	180,000	$99.00(a)	1/1/12	- 12/31/12
Price swap	300,000	$99.00(a)	7/1/12	- 9/30/12
Price swap	255,000	$99.00(a)	10/1/12	- 12/31/12
Price swap	1,080,000	$99.88(a)	1/1/13	- 12/31/13

(a)	The index price for the oil price swap is based on the NYMEX-West Texas Intermediate monthly average futures price.

Note J.	Debt

The Company’s debt consists of the following:

	December 31,
	2010	2009
	(In thousands)

Credit facility	$613,500	$550,000
8.625% unsecured senior notes due 2017	300,000	300,000
7.0% unsecured senior notes due 2021	600,000	—
8.0% unsecured senior note due 2018	150,000	—
Unamortized original issue premium (discount), net	5,021	(4,164)
Less: current portion	—	—

Total long-term debt	$1,668,521	$845,836

Credit facility.  The Company’s credit facility, as amended (the “Credit Facility”), has a maturity date of July 31, 2013. At December 31, 2010, the Company had no letters of credit outstanding under the Credit Facility. The Company’s borrowing base is $2.0 billion until the next scheduled borrowing base redetermination in April 2011. Between scheduled borrowing base redeterminations, the Company and, if requested by 66 2/3 percent of the lenders, the lenders, may each request one special redetermination.

Advances on the Credit Facility bear interest, at the Company’s option, based on (i) the prime rate of JPMorgan Chase Bank (“JPM Prime Rate”) (3.25 percent at December 31, 2010) or (ii) a Eurodollar rate (substantially equal to the London Interbank Offered Rate). At December 31, 2010, the interest rates of Eurodollar rate advances and JPM Prime Rate advances varied, with interest margins ranging from 200 to 300 basis points and 112.5 to 212.5 basis points, respectively, per annum depending on the debt balance outstanding. At December 31, 2010, the Company paid commitment fees on the unused portion of the available borrowing base of 50 basis points per annum.

The Credit Facility also includes a same-day advance facility under which the Company may borrow funds from the administrative agent. Same-day advances cannot exceed $25 million, and the maturity dates cannot exceed fourteen days. The interest rate on this facility is the JPM Prime Rate plus the applicable interest margin.

CONCHO RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s obligations under the Credit Facility are secured by a first lien on substantially all of its oil and natural gas properties. In addition, all of the Company’s subsidiaries are guarantors and have been pledged to secure borrowings under the Credit Facility.

The credit agreement contains various restrictive covenants and compliance requirements which include:

•	maintenance of certain financial ratios, including (i) maintenance of a quarterly ratio of total debt to consolidated earnings before interest expense, income taxes, depletion, depreciation, and amortization, exploration expense and other noncash income and expenses to be no greater than 4.0 to 1.0, and (ii) maintenance of a ratio of current assets to current liabilities, excluding noncash assets and liabilities related to financial derivatives and asset retirement obligations and including the unfunded amounts under the Credit Facility, to be not less than 1.0 to 1.0;

•	limits on the incurrence of additional indebtedness and certain types of liens;

•	restrictions as to mergers, combinations and dispositions of assets; and

•	restrictions on the payment of cash dividends.

At December 31, 2010, the Company was in compliance with all of the covenants under the Credit Facility.

8.625% unsecured senior notes.  The Company’s 8.625% senior notes due 2017 (the “2017 Senior Notes”) are fully and unconditionally guaranteed on a senior unsecured basis by all of the Company’s subsidiaries. The 2017 Senior Notes will mature on October 1, 2017, and interest is payable on the 2017 Senior Notes each April 1 and October 1.

The Company may redeem some or all of the 2017 Senior Notes at any time on or after October 1, 2013 at the redemption prices specified in the indenture governing the 2017 Senior Notes. The Company may also redeem up to 35 percent of the 2017 Senior Notes using all or a portion of the net proceeds of certain public sales of equity interests completed before October 1, 2012 at a redemption price as specified in the indenture. If the Company sells certain assets or experiences specific kinds of change of control, each as described in the indenture, each holder of the Senior Notes will have the right to require the Company to repurchase the 2017 Senior Notes at a purchase price described in the indenture plus accrued and unpaid interest, if any, to the date of repurchase.

The 2017 Senior Notes are the Company’s senior unsecured obligations, and rank equally in right of payment with all of the Company’s existing and future senior debt, and rank senior in right of payment to all of the Company’s future subordinated debt. The 2017 Senior Notes are structurally subordinated to all of the Company’s existing and future secured debt to the extent of the value of the collateral securing such indebtedness.

7.0% unsecured senior notes.  In December 2010, the Company issued $600 million in principal amount of 7.0% senior notes due 2021 at 100.00 percent of par (the “2021 Senior Notes”). The 2021 Senior Notes will mature on January 15, 2021 and interest is paid in arrears semi-annually on January 15 and July 15 beginning July 15, 2011. The 2021 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by substantially all of the Company’s subsidiaries.

The Company may redeem some or all of the 2021 Senior Notes at any time on or after January 15, 2016 at the redemption prices specified in the indenture governing the 2021 Senior Notes. The Company may also redeem up to 35 percent of the 2021 Senior Notes using all or a portion of the net proceeds of certain public sales of equity interests completed before January 15, 2014 at a redemption price as specified in the indenture. If the Company sells certain assets or experiences specific kinds of change of control, each as described in the indenture, each holder of the 2021 Senior Notes will have the right to require the Company to repurchase the 2021 Senior Notes at a purchase price described in the indenture plus accrued and unpaid interest, if any, to the date of repurchase.

The 2021 Senior Notes are the Company’s senior unsecured obligations, and rank equally in right of payment with all of the Company’s existing and future senior debt, and rank senior in right of payment to all of the

CONCHO RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s future subordinated debt. The 2021 Senior Notes are structurally subordinated to all of the Company’s existing and future secured debt to the extent of the value of the collateral securing such indebtedness.

8.0% unsecured senior note.  In October 2010, the Company issued to Marbob an unsecured senior note (the “8.0% Note”) in the aggregate principal amount of $150 million, as partial consideration for the Marbob Acquisition. The 8.0% Note bears interest at the rate of 8.0% per year, payable semi-annually in arrears and is payable as to principal in a lump sum on October 7, 2018. The Company has the option to prepay the 8.0% Note, together with accrued interest thereon, from time to time, in whole or in part, without penalty or premium.

Future interest expense reductions from the net original issue premium at December 31, 2010 is as follows:

(In thousands)

2011	$(465)
2012	(488)
2013	(511)
2014	(535)
2015	(560)
Thereafter	(2,462)

Total	$(5,021)

Principal maturities of long-term debt.  Principal maturities of long-term debt outstanding at December 31, 2010 are as follows:

(In thousands)

2011	$—
2012	—
2013	613,500
2014	—
2015 and thereafter	1,050,000

Total	$1,663,500

Interest expense.  The following amounts have been incurred and charged to interest expense for the years ended December 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Cash payments for interest	$48,052	$14,862	$27,747
Amortization of original issue discount (premium)	185	102	58
Amortization of deferred loan origination costs	6,595	3,635	2,157
Write-off of deferred loan origination costs and original issue discount	—	57	1,547
Net changes in accruals	5,439	9,702	(1,237)

Interest costs incurred	60,271	28,358	30,272
Less: capitalized interest	(184)	(66)	(1,233)

Total interest expense	$60,087	$28,292	$29,039

CONCHO RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note K.	Commitments and contingencies

Severance agreements.  The Company has entered into severance and change in control agreements with all of its senior officers. The current annual salaries for the Company’s officers covered under such agreements total approximately $3.4 million.

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

Daywork commitments.  The Company periodically enters into contractual arrangements under which the Company is committed to expend funds to drill wells in the future, including agreements to secure drilling rig services, which require the Company to make future minimum payments to the rig operators. The Company records drilling commitments in the periods in which well capital is incurred or rig services are provided. The following table summarizes the Company’s future drilling commitments at December 31, 2010:

	Payments Due by Period
		Less Than	1 - 3	3 - 5	More than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Daywork drilling contracts with related parties(a)	$1,000	$1,000	$—	$—	$—
Other daywork drilling contracts	1,400	1,400	—	—	—

Total contractual drilling commitments	$2,400	$2,400	$—	$—	$—

(a)	Consists of daywork drilling contracts with Silver Oak Drilling, LLC, an affiliate of Chase Oil Corporation (“Chase Oil”), a stockholder of the Company.

Operating leases.  The Company leases vehicles, equipment and office facilities under non-cancellable operating leases. Lease payments associated with these operating leases for the years ended December 31, 2010, 2009 and 2008 were approximately $2.8 million, $2.3 million and $1.3 million, respectively.

Future minimum lease commitments under non-cancellable operating leases at December 31, 2010 are as follows:

(In thousands)

2011	$3,471
2012	3,151
2013	2,558
2014	2,373
2015 and thereafter	3,689

Total	$15,242

CONCHO RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note L.	Income taxes

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

The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration. Management monitors company-specific, oil and natural gas industry and worldwide economic factors and assesses the likelihood that the Company’s net operating loss carryforwards (“NOLs”) and other deferred tax attributes in the United States, state, and local tax jurisdictions will be utilized prior to their expiration. At December 31, 2010 and 2009, the Company had no valuation allowances related to its deferred tax assets.

At December 31, 2010, the Company did not have any significant uncertain tax positions requiring recognition in the financial statements. The tax years 2005 through 2009 remain subject to examination by the major tax jurisdictions.

Income tax provision.  The Company’s income tax provision (benefit) and amounts separately allocated were attributable to the following items for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Income (loss) from continuing operations	$122,649	$(21,510)	$157,434
Income from discontinued operations	12,956	778	4,651
Changes in stockholders’ equity:
Net deferred hedge losses	—	—	(3,121)
Net settlement losses included in earnings	—	—	12,228
Excess tax benefits related to stock-based compensation	(11,346)	(5,212)	(3,614)

	$124,259	$(25,944)	$167,578

The Company’s income tax provision (benefit) attributable to income from continuing operations consisted of the following for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Current:
United States federal	$14,678	$5,895	$2,708
United States state and local	3,041	1,737	472

	17,719	7,632	3,180

Deferred:
United States federal	80,284	(15,800)	142,970
United States state and local	24,646	(13,342)	11,284

	104,930	(29,142)	154,254

	$122,649	$(21,510)	$157,434

CONCHO RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation between the income tax expense (benefit) computed by multiplying pretax income (loss) from continuing operations by the United States federal statutory rate and the reported amounts of income tax expense (benefit) from continuing operations is as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Income (loss) at United States federal statutory rate	$106,989	$(11,563)	$149,680
State income taxes (net of federal tax effect)	9,785	(954)	12,994
Revision of previous tax estimates	(1,593)	(1,559)	—
Statutory depletion	(179)	(581)	—
Change in effective statutory state income tax rate	8,278	(6,556)	(5,671)
Nondeductible expense & other	(631)	(297)	431

Income tax expense (benefit)	$122,649	$(21,510)	$157,434

Effective tax rate	40.1%	65.1%	36.8%

The Company’s income tax provision (benefit) attributable to income from discontinued operations consisted of the following for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Current:
United States federal	$2,350	$2,539	5,372
United States state and local	18	16	49

	2,368	2,555	5,421

Deferred:
United States federal	8,921	(1,847)	$(1,303)
United States state and local	1,667	70	533

	10,588	(1,777)	(770)

	$12,956	$778	$4,651

CONCHO RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2010	2009
	(In thousands)

Deferred tax assets:
Stock-based compensation	$9,147	$6,652
Derivative instruments	53,650	25,186
Federal tax credit carryovers	463	3,495
Asset retirement obligation	16,564	8,575
Accrued liabilities	4,043	4,180
Allowance for bad debt	491	918
Other	4,142	94

Total deferred tax assets	88,500	49,100

Deferred tax liabilities:
Oil and natural gas properties, principally due to differences in basis and depletion and the deduction of intangible drilling costs for tax purposes	(753,130)	(609,268)
Intangible asset — operating rights	(13,371)	(13,763)
Other	(172)	(71)

Total deferred tax liabilities	(766,673)	(623,102)

Net deferred tax liability	$(678,173)	$(574,002)

Note M.	Major customers and derivative counterparties

Sales to major customers.  The Company’s share of oil and natural gas production is sold to various purchasers. The Company is of the opinion that the loss of any one purchaser would not have a material adverse effect on the ability of the Company to sell its oil and natural gas production.

The following purchasers individually accounted for ten percent or more of the consolidated oil and natural gas revenues, including the revenues from discontinued operations and the results of commodity hedges, during the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008

Navajo Refining Company, L.P.	32%	38%	59%
ConocoPhillips Company	14%	11%	7%
DCP Midstream, LP	12%	13%	18%
Plains Marketing and Transportation Inc.	11%	—%	—%

At December 31, 2010, the Company had receivables from Navajo Refining Company, L.P., ConocoPhillips Company, DCP Midstream, LP and Plains Marketing and Transportation Inc. of $38.6 million, $25.0 million, $15.7 million and $9.3 million, respectively, which are reflected in Accounts receivable — oil and natural gas in the accompanying consolidated balance sheet.

Derivative counterparties.  The Company uses credit and other financial criteria to evaluate the credit standing of, and to select, counterparties to its derivative instruments. The Company’s credit facility agreements require that the senior unsecured debt ratings of the Company’s derivative counterparties be (i) not less than either A- by Standard & Poor’s Rating Group rating system or A3 by Moody’s Investors Service, Inc. rating system or (ii) a

CONCHO RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lender to the Company’s credit facility. At December 31, 2010 and 2009, the counterparties with whom the Company had outstanding derivative contracts met or exceeded the required ratings. Although the Company does not obtain collateral or otherwise secure the fair value of its derivative instruments, management believes the associated credit risk is mitigated by the Company’s credit risk policies and procedures and by the credit rating requirements of the Company’s credit facility agreements.

Note N.	Related party transactions

The following tables summarize charges incurred with and payments made to the Company’s related parties and reported in the consolidated statements of operations, as well as outstanding payables and receivables included in the consolidated balance sheets for the periods presented:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Charges incurred with Chase Oil and affiliates (a)	$34,263	$32,756	$23,171
Working interests owned by employees: (b)
Revenues distributed to employees	$157	$100	$155
Joint interest payments received from employees	$464	$141	$635
Acquisition of oil and natural gas interests from an employee	$363	$—	$—
Overriding royalty interests paid to Chase Oil affiliates (c)	$2,078	$1,311	$3,113
Royalty interests paid to a director of the Company (d)	$154	$134	$332
Amounts paid under consulting agreement with Steven L. Beal(e)	$254	$126	$—

	December 31,
	2010	2009
	(In thousands)

Amounts included in accounts receivable — related parties:
Chase Oil and affiliates(a)	$115	$88
Working interests owned by employees(b)	$54	$128
Amounts included in accounts payable — related parties:
Chase Oil and affiliates(a)	$771	$11
Working interests owned by employees(b)	$8	$13
Overriding royalty interests of Chase Oil affiliates (c)	$407	$255
Royalty interests of a director of the Company(d)	$11	$12

(a)	The Company incurred charges for services rendered in the ordinary course of business from Chase Oil and its affiliates including a drilling contractor, an oilfield services company, a supply company, a drilling fluids supply company, a pipe and tubing supplier, a fixed base operator of aircraft services and a software company. The tables above summarize the charges incurred as well as outstanding receivables and payables.

(b)	The Company purchased oil and natural gas properties from third parties in which employees of the Company owned a working interest. The tables above summarize the Company’s activities with these employees. During the year ended December 31, 2010, the Company acquired oil and natural gas interests from an employee of the Company.

(c)	Certain persons affiliated with Chase Oil own overriding royalty interests in certain of the Company’s properties. The tables above summarize the amounts paid attributable to such interests and amounts due at period end.

CONCHO RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	Royalties are paid on certain properties, located in Andrews County, Texas, to a partnership of which one of the Company’s directors is the general partner and owns a 3.5 percent partnership interest. The tables above summarize the amounts paid to such partnership and amounts due at period end.

(e)	On June 30, 2009, Steven L. Beal, the Company’s then president and chief operating officer, retired from such positions. On June 9, 2009, the Company entered into a consulting agreement (the “Consulting Agreement”) with Mr. Beal, under which Mr. Beal began serving as a consultant to the Company on July 1, 2009. Either the Company or Mr. Beal may terminate the consulting relationship at any time by giving ninety days written notice to the other party; however, the Company may terminate the relationship immediately for cause. During the term of the consulting relationship, Mr. Beal will receive a consulting fee of $20,000 per month and a monthly reimbursement for his medical and dental coverage costs. If Mr. Beal dies during the term of the Consulting Agreement, his estate will receive a $60,000 lump sum payment. As part of the consulting agreement, certain of Mr. Beal’s stock-based awards were modified to permit vesting and exercise under the original terms of the stock-based awards as if Mr. Beal were still an employee of the Company while he is performing consulting services for the Company. The tables above summarize the Company’s activities pursuant to the consulting agreement with this director.

Saltwater disposal services agreement.  Among the assets the Company acquired from Chase Oil is an undivided interest in a saltwater gathering and disposal system, which is owned and maintained under a written agreement among the Company and Chase Oil and certain of its affiliates, and under which the Company as operator gathers and disposes of produced water. The system is owned jointly by the Company and Chase Oil and its affiliates in undivided ownership percentages, which are annually redetermined as of January 1 on the basis of each party’s percentage contribution of the total volume of produced water disposed of through the system during the prior calendar year. As of January 1, 2011, the Company owned 97.5 percent of the system and Chase Oil and its affiliates owned 2.5 percent.

Purchase of residence.  During 2010, the Company purchased the residence of an officer of the Company. To effectuate the purchase, the Company engaged a third-party relocation company, who executed the purchase for $920,000 and will subsequently sell the officer’s residence. The third-party relocation company appraised the fair value of the residence at $920,000.

Note O.	Discontinued operations

In December 2010, the Company closed the sale of certain of its non-core Permian Basin assets for cash consideration of $103.3 million. The Company recorded a gain in 2010 on the disposition of assets in discontinued operations of approximately $29.1 million. The Company did not complete any material divestitures during 2009 or 2008.

CONCHO RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has reflected the result of operations of the above divestiture as discontinued operations, rather than as a component of continuing operations. The following table represents the components of the Company’s discontinued operations for the years ended December 31, 2010, 2009 and 2008.

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Operating revenues:
Oil sales	$18,482	$17,576	$23,248
Natural gas sales	7,084	7,270	12,456

Total operating revenues	25,566	24,846	35,704

Operating costs and expenses:
Oil and natural gas production	9,978	9,336	9,398
Exploration and abandonments	154	28	—
Depreciation, depletion and amortization(a)	7,461	9,407	6,506
Accretion of discount on asset retirement obligations(a)	211	141	128
Impairments of long-lived assets(a)	3,567	4,317	6,895
General and administrative(b)	(985)	(886)	(354)

Total operating costs and expenses	20,386	22,343	22,573

Income from operations	5,180	2,503	13,131
Other income (expense):
Gain on disposition of assets, net(a)	29,112	—	—

Income from discontinued operations before income taxes	34,292	2,503	13,131

Income tax benefit (expense):
Current	(2,368)	(2,555)	(5,421)
Deferred(a)	(10,588)	1,777	770

Income from discontinued operations, net of tax	$21,336	$1,725	$8,480

(a)	Represents the significant noncash components of discontinued operations.

(b)	Represents the fees received from third-parties for operating oil and natural gas properties that were sold. The Company reflects these fees as a reduction of general and administrative expenses.

Note P.	Net income (loss) per share

Basic net income (loss) per share is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares treated as outstanding for the period.

The computation of diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock that are dilutive to income (loss) were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the Company. These amounts include unexercised capital options, stock options and restricted stock. Potentially dilutive effects are calculated using the treasury stock method.

CONCHO RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table is a reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Weighted average common shares outstanding:
Basic	92,542	84,912	79,206
Dilutive common stock options	900	—	1,140
Dilutive restricted stock	395	—	241

Diluted	93,837	84,912	80,587

Because the exercise prices of certain incentive stock options were greater than the average market price of the common shares and would be anti-dilutive, stock options to purchase 469 shares of common stock for the year ended December 31, 2010, were outstanding but not included in the computations of diluted income per share from continuing operations. Also excluded from the computation of diluted income per share for the year ended December 31, 2010, were 6,659 shares of restricted stock because the effect would be anti-dilutive.

In 2009, the Company incurred a net loss; accordingly, all potentially dilutive securities were anti-dilutive and not included in determining diluted net loss per share. In 2009, the anti-dilutive securities included (i) common stock options to purchase 2,156,503 shares and (ii) 497,257 shares of restricted stock. In 2008, since the Company had net income applicable to common shareholders, the effects of all potentially dilutive securities including capital options, stock options and unvested restricted stock were considered in the computation of diluted earnings per share.

Because the exercise prices of certain incentive stock options were greater than the average market price of the common shares and would be anti-dilutive, stock options to purchase 313,354 shares of common stock for the year ended December 31, 2008, were outstanding but not included in the computations of diluted income per share from continuing operations. Also excluded from the computation of diluted income per share for the year ended December 31, 2008, were 56,086 shares of restricted stock because the effect would be anti-dilutive.

Note Q.	Other current liabilities

The following table provides the components of the Company’s other current liabilities at December 31, 2010 and 2009:

	December 31,
	2010	2009
	(In thousands)

Other current liabilities:
Accrued production costs	$31,149	$24,128
Payroll related matters	13,790	14,490
Accrued interest	15,494	10,055
Asset retirement obligations	7,378	3,262
Other	15,464	8,160

Other current liabilities	$83,275	$60,095

Note R.	Subsidiary guarantors

All of the Company’s wholly-owned subsidiaries have fully and unconditionally guaranteed certain of the senior notes issuances of the Company (see Note J). In accordance with practices accepted by the SEC, the Company has prepared Consolidating Condensed Financial Statements in order to quantify the assets, results of operations and cash flows of such subsidiaries as subsidiary guarantors. The following Consolidating Condensed Balance Sheets at December 31, 2010 and 2009, and Consolidating Condensed Statements of Operations and Consolidating Condensed Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008,

CONCHO RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

present financial information for Concho Resources Inc. as the Parent on a stand-alone basis (carrying any investments in subsidiaries under the equity method), financial information for the subsidiary guarantors on a stand-alone basis (carrying any investment in non-guarantor subsidiaries under the equity method), and the consolidation and elimination entries necessary to arrive at the information for the Company on a consolidated basis. All current and deferred income taxes are recorded on Concho Resources Inc. as the subsidiaries are flow-through entities for income tax purposes. The subsidiary guarantors are not restricted from making distributions to the Company.

Consolidating Condensed Balance Sheet
December 31, 2010

	Parent	Subsidiary	Consolidating
	Issuer	Guarantors	Entries	Total
	(In thousands)

ASSETS
Accounts receivable — related parties	$5,532,317	$534,447	$(6,066,595)	$169
Other current assets	51,084	279,380	—	330,464
Total oil and natural gas properties, net	—	4,885,740	—	4,885,740
Total property and equipment, net	—	28,047	—	28,047
Investment in subsidiaries	1,363,908	—	(1,363,908)	—
Total other long-term assets	55,061	69,013	—	124,074

Total assets	$7,002,370	$5,796,627	$(7,430,503)	$5,368,494

LIABILITIES AND EQUITY
Accounts payable — related parties	$2,061,777	$4,006,015	$(6,066,595)	$1,197
Other current liabilities	115,662	390,130	—	505,792
Other long-term liabilities	772,536	36,574	—	809,110
Long-term debt	1,668,521	—	—	1,668,521
Equity	2,383,874	1,363,908	(1,363,908)	2,383,874

Total liabilities and equity	$7,002,370	$5,796,627	$(7,430,503)	$5,368,494

Consolidating Condensed Balance Sheet
December 31, 2009

	Parent	Subsidiary	Consolidating
	Issuer	Guarantors	Entries	Total
	(In thousands)

ASSETS
Accounts receivable — related parties	$2,715,307	$1,738,382	$(4,453,473)	$216
Other current assets	33,561	183,481	—	217,042
Total oil and natural gas properties, net	—	2,840,583	—	2,840,583
Total property and equipment, net	—	15,706	—	15,706
Investment in subsidiaries	876,154	—	(876,154)	—
Total other long-term assets	44,291	53,247	—	97,538

Total assets	$3,669,313	$4,831,399	$(5,329,627)	$3,171,085

LIABILITIES AND EQUITY
Accounts payable — related parties	$790,251	$3,663,513	$(4,453,473)	$291
Other current liabilities	68,706	268,017	—	336,723
Other long-term liabilities	629,092	23,715	—	652,807
Long-term debt	845,836	—	—	845,836
Equity	1,335,428	876,154	(876,154)	1,335,428

Total liabilities and equity	$3,669,313	$4,831,399	$(5,329,627)	$3,171,085

CONCHO RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Condensed Statement of Operations
For the Year Ended December 31, 2010

	Parent	Subsidiary	Consolidating
	Issuer	Guarantors	Entries	Total
	(In thousands)

Total operating revenues	$—	$972,576	$—	$972,576
Total operating costs and expenses	(86,693)	(509,835)	—	(596,528)

Income (loss) from continuing operations	(86,693)	462,741	—	376,048
Interest expense	(60,087)	—	—	(60,087)
Other, net	486,754	(9,278)	(487,754)	(10,278)

Income from continuing operations before income taxes	339,974	453,463	(487,754)	305,683
Income tax expense (benefit)	(135,604)	12,955	—	(122,649)

Income from continuing operations	204,370	466,418	(487,754)	183,034
Income from discontinued operations	—	21,336	—	21,336

Net income	$204,370	$487,754	$(487,754)	$204,370

Consolidating Condensed Statement of Operations
For the Year Ended December 31, 2009

	Parent	Subsidiary	Consolidating
	Issuer	Guarantors	Entries	Total
	(In thousands)

Total operating revenues	$—	$519,601	$—	$519,601
Total operating costs and expenses	(143,427)	(380,505)	—	(523,932)

Income (loss) from continuing operations	(143,427)	139,096	—	(4,331)
Interest expense	(28,292)	—	—	(28,292)
Other, net	141,185	(414)	(141,185)	(414)

Income (loss) from continuing operations before income taxes	(30,534)	138,682	(141,185)	(33,037)
Income tax benefit	20,732	778	—	21,510

Income (loss) from continuing operations	(9,802)	139,460	(141,185)	(11,527)
Income from discontinued operations	—	1,725	—	1,725

Net income (loss)	$(9,802)	$141,185	$(141,185)	$(9,802)

Consolidating Condensed Statement of Operations
For the Year Ended December 31, 2008

	Parent	Subsidiary	Consolidating
	Issuer	Guarantors	Entries	Total
	(In thousands)

Total operating revenues	$(31,287)	$529,372	$—	$498,085
Total operating costs and expenses	177,384	(220,206)	—	(42,822)

Income from continuing operations	146,097	309,166	—	455,263
Interest expense	(29,039)	—	—	(29,039)
Other, net	323,729	1,432	(323,729)	1,432

Income from continuing operations before income taxes	440,787	310,598	(323,729)	427,656
Income tax expense (benefit)	(162,085)	4,651	—	(157,434)

Income from continuing operations	278,702	315,249	(323,729)	270,222
Income from discontinued operations	—	8,480		8,480

Net income	$278,702	$323,729	$(323,729)	$278,702

CONCHO RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Condensed Statement of Cash Flows
For the Year Ended December 31, 2010

	Parent	Subsidiary	Consolidating
	Issuer	Guarantors	Entries	Total
	(In thousands)

Net cash flows provided by (used in) operating activities	$(1,369,316)	$2,020,898	$—	$651,582
Net cash flows used in investing activities	(10,812)	(2,032,645)	—	(2,043,457)
Net cash flows provided by financing activities	1,380,126	8,899	—	1,389,025

Net decrease in cash and cash equivalents	(2)	(2,848)	—	(2,850)
Cash and cash equivalents at beginning of period	48	3,186	—	3,234

Cash and cash equivalents at end of period	$46	$338	$—	$384

Consolidating Condensed Statement of Cash Flows
For the Year Ended December 31, 2009

	Parent	Subsidiary	Consolidating
	Issuer	Guarantors	Entries	Total
	(In thousands)

Net cash flows provided by (used in) operating activities	$(295,240)	$654,786	$—	$359,546
Net cash flows provided by (used in) investing activities	77,185	(663,333)	—	(586,148)
Net cash flows provided by (used in) financing activities	218,103	(6,019)	—	212,084

Net increase (decrease) in cash and cash equivalents	48	(14,566)	—	(14,518)
Cash and cash equivalents at beginning of period	—	17,752	—	17,752

Cash and cash equivalents at end of period	$48	$3,186	$—	$3,234

Consolidating Condensed Statement of Cash Flows
For the Year Ended December 31, 2008

	Parent	Subsidiary	Consolidating
	Issuer	Guarantors	Entries	Total
	(In thousands)

Net cash flows provided by (used in) operating activities	$(532,919)	$924,316	$—	$391,397
Net cash flows used in investing activities	(5,386)	(940,664)	—	(946,050)
Net cash flows provided by financing activities	538,198	3,783	—	541,981

Net decrease in cash and cash equivalents	(107)	(12,565)	—	(12,672)
Cash and cash equivalents at beginning of period	107	30,317	—	30,424

Cash and cash equivalents at end of period	$—	$17,752	$—	$17,752

Note S.	Subsequent Events

In February 2011, the Company entered into a purchase and sale agreement to sell its North Dakota assets for cash consideration of approximately $196.0 million, subject to customary purchase price adjustments, and expects to close the divestiture prior to March 31, 2011. The Company expects to recognize a gain on this sale in excess of $140.0 million.

CONCHO RESOURCES INC.

UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2010, 2009 and 2008

Capitalized Costs

	December 31,
	2010	2009
	(In thousands)

Oil and natural gas properties:
Proved	$4,982,316	$3,139,424
Unproved	633,933	218,580
Less: accumulated depletion	(730,509)	(517,421)

Net capitalized costs for oil and natural gas properties	$4,885,740	$2,840,583

Costs Incurred for Oil and Natural Gas Producing Activities(a)

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Property acquisition costs:
Proved	$1,224,378	$205,817	$597,713
Unproved	475,688	74,692	240,294
Exploration	200,797	134,105	160,174
Development	492,622	265,731	178,842

Total costs incurred for oil and natural gas properties	$2,393,485	$680,345	$1,177,023

(a)	The costs incurred for oil and natural gas producing activities includes the following amounts of asset retirement obligations:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Proved property acquisition costs	$8,290	$488	$7,062
Exploration costs	784	452	563
Development costs	13,611	5,425	(1,123)

Total	$22,685	$6,365	$6,502

Reserve Quantity Information

The following information represents estimates of our proved reserves as of December 31, 2010, which have been prepared and presented under SEC rules which became effective for fiscal years ending on or after December 31, 2009. These rules required SEC reporting companies to prepare their reserves estimates using revised reserve definitions and revised pricing based on a 12-month unweighted average of the first-day-of-the-month pricing. The previous rules required that reserve estimates be calculated using last-day-of-the-year pricing. The pricing that was used for estimates of our reserves as of December 31, 2010 was based on an unweighted average twelve month average West Texas Intermediate posted price of $75.96 per Bbl for oil and a Henry Hub spot natural gas price of $4.38 per MMBtu for natural gas, see table below. As a result of this change in pricing methodology in 2009, direct comparisons of reported reserves amounts prior to 2009 may be more difficult.

Another impact of the SEC rules was a general requirement that, subject to limited exceptions, proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years of the date

CONCHO RESOURCES INC.

UNAUDITED SUPPLEMENTARY INFORMATION — (Continued)

of booking. This rule limited, and may continue to limit, the Company’s potential to record additional proved undeveloped reserves as it pursues its drilling program, particularly as it develops its significant acreage in the Permian Basin of Southeast New Mexico and West Texas. Moreover, the Company may be required to write down our proved undeveloped reserves if we do not drill on those reserves with the required five-year timeframe. The Company does not have any proved undeveloped reserves which have remained undeveloped for five years or more.

The Company’s proved oil and natural gas reserves are all located in the United States, primarily in the Permian Basin of Southeast New Mexico and West Texas. All of the estimates of the proved reserves at December 31, 2010 and 2008 are based on reports prepared by Cawley, Gillespie & Associates, Inc. (“Cawley”) and Netherland, Sewell & Associates, Inc. (“NSAI”), independent petroleum engineers. The estimates of 93 percent of the proved reserves at December 31, 2009 were based on reports prepared by Cawley and NSAI, independent petroleum engineers, with the remaining portion being prepared by the Company’s internal reserve engineering staff. Proved reserves were estimated in accordance with the guidelines established by the SEC and the FASB.

The following table summarizes the prices utilized in the reserve estimates for 2010, 2009 and 2008. Commodity prices utilized for the reserve estimates were adjusted for location, grade and quality are as follows:

	December 31,
	2010	2009	2008

Prices utilitzed in the reserve estimates before adjustments:
Oil per Bbl(a)	$75.96	$57.65	$41.00
Gas per MMBtu(b)	$4.38	$3.87	$5.71

(a)	The pricing used to estimate our 2010 and 2009 reserves was based on an unweighted average twelve month average West Texas Intermediate posted price; whereas, the pricing used for 2008 was based on year-end West Texas Intermediate posted prices.

(b)	The pricing used to estimate our 2010 and 2009 reserves was based on an unweighted average twelve month average Henry Hub price; whereas, the pricing used for 2008 was based on year-end Henry Hub spot market prices.

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

CONCHO RESOURCES INC.

UNAUDITED SUPPLEMENTARY INFORMATION — (Continued)

The following table provides a rollforward of the total proved reserves for the years ended December 31, 2010, 2009 and 2008, as well as proved developed and proved undeveloped reserves at the beginning and end of each respective year. Oil and condensate volumes are expressed in MBbls and natural gas volumes are expressed in MMcf.

	2010			2009			2008
	Oil and	Natural		Oil and	Natural		Oil and	Natural
	Condensate	Gas	Total	Condensate	Gas	Total	Condensate	Gas	Total
	(MBbls)	(MMcf)	(MBoe)	(MBbls)	(MMcf)	(MBoe)	(MBbls)	(MMcf)	(MBoe)

Total Proved Reserves:
Balance, January 1	142,018	416,911	211,503	86,285	305,948	137,275	53,361	225,837	91,000
Purchases of minerals-in-place	43,364	188,422	74,768	13,916	38,096	20,265	20,837	56,022	30,174
Sales of minerals-in-place	(2,938)	(18,402)	(6,005)	(18)	(315)	(71)	—	—	—
Extensions and discoveries(a)	41,151	110,923	59,638	47,750	109,150	65,942 (b)	24,194	73,380	36,424
Revisions of previous estimates	(1,842)	5,725	(888)	1,421	(14,400)	(977)	(7,521)	(34,323)	(13,242)
Production	(10,330)	(31,405)	(15,564)	(7,336)	(21,568)	(10,931)	(4,586)	(14,968)	(7,081)

Balance, December 31	211,423	672,174	323,452	142,018	416,911	211,503	86,285	305,948	137,275

Proved Developed Reserves:
January 1	66,578	222,776	103,707	46,661	179,124	76,515	27,617	128,872	49,096
December 31	115,439	414,491	184,521	66,578	222,776	103,707	46,661	179,124	76,515
Proved Undeveloped Reserves:
January 1	75,440	194,135	107,796	39,624	126,824	60,760	25,744	96,965	41,904
December 31	95,984	257,683	138,931	75,440	194,135	107,796 (b)	39,624	126,824	60,760

(a)	The 2010, 2009 and 2008 extensions and discoveries included 24,960, 42,645 and 14,533 MBoe, respectively, related to additions from the Company’s infill drilling activities.

(b)	Includes additions of 13.6 MMBoe resulting from the adoption of the new SEC rules related to disclosures of oil and natural gas reserves that are effective for fiscal years ending on or after December 31, 2009.

Standardized Measure of Discounted Future Net Cash Flows

The standardized measure of discounted future net cash flows is computed by applying at December 31, 2010 and 2009 the 12-month unweighted average of the first-day-of-the-month pricing for oil and natural gas and at December 31, 2008 year-end prices of oil and natural gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and natural gas reserves less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, discounted using a rate of 10 percent per year to reflect the estimated timing of the future cash flows. Future income taxes are calculated by comparing undiscounted future cash flows to the tax basis of oil and natural gas properties plus available carryforwards and credits and applying the current tax rates to the difference.

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

CONCHO RESOURCES INC.

UNAUDITED SUPPLEMENTARY INFORMATION — (Continued)

The following table provides the standardized measure of discounted future net cash flows at December 31, 2010, 2009 and 2008:

	December 31,
	2010	2009	2008
	(In thousands)

Oil and gas producing activities:
Future cash inflows	$20,915,232	$10,145,876	$5,785,109
Future production costs	(5,749,840)	(2,956,257)	(1,666,380)
Future development and abandonment costs(a)	(1,893,323)	(1,272,695)	(668,005)
Future income tax expense	(4,128,038)	(1,807,582)	(919,251)

	9,144,031	4,109,342	2,531,473
10% annual discount factor	(4,967,901)	(2,187,313)	(1,332,488)

Standardized measure of discounted future net cash flows	$4,176,130	$1,922,029 (b)	$1,198,985

(a)	Includes $49.6 million of undiscounted asset retirement cash outflow estimated at December 31, 2010, and $11.7 million and $28.8 million of undiscounted asset retirement cash inflow estimated at December 31, 2009 and 2008, respectively, using current estimates of future salvage values less future abandonment costs. See Note E for corresponding information regarding the Company’s discounted asset retirement obligations.

(b)	Includes $66.4 million resulting from the adoption of SEC rules related to determination and disclosures of oil and natural gas reserves that are effective for fiscal years ending on or after December 31, 2009.

Changes in Standardized Measure of Discounted Future Net Cash Flows

The following table provides a rollforward of the standardized measure of discounted future net cash flows for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Oil and gas producing activities:
Purchases of minerals-in-place	$1,447,792	$403,242	$1,014,689
Sales of minerals-in-place	(75,699)	(953)	(24)
Extensions and discoveries	931,591	844,742	426,208
Net changes in prices and production costs	1,408,342	220,372	(1,622,800)
Oil and natural gas sales, net of production costs	(817,397)	(436,329)	(411,268)
Changes in future development costs	98,538	49,626	74,160
Revisions of previous quantity estimates	(27,622)	(19,234)	(283,556)
Accretion of discount	312,674	162,844	255,660
Changes in production rates, timing and other	18,051	(87,960)	41,563

Change in present value of future net revenues	3,296,270	1,136,350	(505,368)
Net change in present value of future income taxes	(1,042,169)	(413,306)	272,579

	2,254,101	723,044	(232,789)
Balance, beginning of year	1,922,029	1,198,985	1,431,774

Balance, end of year	$4,176,130	$1,922,029	$1,198,985

CONCHO RESOURCES INC.

UNAUDITED SUPPLEMENTARY INFORMATION — (Continued)

Selected Quarterly Financial Results

The following table provides selected quarterly financial results for the years ended December 31, 2010 and 2009:

	Quarter
	First	Second	Third	Fourth
	(In thousands, except per share data)

Year ended December 31, 2010:
Oil and natural gas revenues:
As reported	$212,000	$215,710	$240,496	$323,192
Less: discontinued operations	(7,244)	(6,287)	(5,291)	—

Adjusted	$204,756	$209,423	$235,205	$323,192

Total costs and expenses:
As reported	$93,382	$5,299	$194,082	$320,234
Less: discontinued operations	(7,113)	(5,731)	(3,625)	—

Adjusted	$86,269	$(432)	$190,457	$320,234

Net income (loss)	$67,540	$124,171	$20,775	$(8,116)

Net income (loss) per common share — Basic	$0.76	$1.36	$0.23	$(0.08)

Net income (loss) per common share — Diluted	$0.75	$1.35	$0.22	$(0.08)

Year ended December 31, 2009:
Oil and natural gas revenues:
As reported	$86,002	$127,332	$153,494	$177,619
Less: discontinued operations	(3,947)	(7,492)	(6,363)	(7,044)

Adjusted	$82,055	$119,840	$147,131	$170,575

Total costs and expenses:
As reported	$102,635	$180,221	$104,899	$158,520
Less: discontinued operations	(4,289)	(7,492)	(5,136)	(5,426)

Adjusted	$98,346	$172,729	$99,763	$153,094

Net income (loss)	$(13,225)	$(33,218)	$19,762	$16,879

Net income (loss) per common share — Basic	$(0.16)	$(0.39)	$0.23	$0.20

Net income (loss) per common share — Diluted	$(0.16)	$(0.39)	$0.23	$0.20

Index of Exhibits

Exhibit
Number		Exhibit

2.1		Asset Purchase Agreement, dated July 19, 2010, by and among Concho Resources Inc., Marbob Energy Corporation, Pitch Energy Corporation, Costaplenty Energy Corporation and John R. Gray, LLC (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on July 20, 2010, and incorporated herein by reference).
2.2		Purchase and Sale Agreement, dated November 20, 2009, between Terrace Petroleum Corporation, et al., as Seller, and COG Operating LLC, as Buyer, (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on November 25, 2009, and incorporated herein by reference).
3.1		Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on August 6, 2007, and incorporated herein by reference).
3.2		Amended and Restated Bylaws of Concho Resources Inc., as amended March 25, 2008 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on March 26, 2008, and incorporated herein by reference).
4.1		Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A on July 5, 2007, and incorporated herein by reference).
4.2		Indenture, dated September 18, 2009, between Concho Resources Inc., the subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on September 22, 2009, and incorporated herein by reference).
4.3		First Supplemental Indenture, dated September 18, 2009, between Concho Resources Inc., the subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K on September 22, 2009, and incorporated herein by reference).
4.4		Form of 8.625% Senior Notes due 2017 (included in Exhibit 4.2 to the Company’s Current Report on Form 8-K on September 22, 2009, and incorporated herein by reference).
4.5		Second Supplemental Indenture, dated November 3, 2010, between Concho Resources Inc., the subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.4 to the Post-Effective Amendment to the Company’s Registration Statement on Form S-3 on December 7, 2010, and incorporated herein by reference).
4.6		Third Supplemental Indenture, dated December 14, 2010, between Concho Resources Inc., the subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on December 14, 2010, and incorporated herein by reference).
4.7		Form of 7.0% Senior Notes due 2021 (included in Exhibit 4.1 to the Company’s Current Report on Form 8-K on December 14, 2010, and incorporated herein by reference).
10.1		Form of Drilling Agreement with Silver Oak Drilling, LLC (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A on July 5, 2007, and incorporated herein by reference).
10.2		Salt Water Disposal System Ownership and Operating Agreement dated February 24, 2006, among COG Operating LLC, Chase Oil Corporation, Caza Energy LLC and Mack Energy Corporation (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 on April 24, 2007, and incorporated herein by reference).
10.3		Software License Agreement dated March 2, 2006, between Enertia Software Systems and Concho Resources Inc. (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 on April 24, 2007, and incorporated herein by reference).
10.4		Transfer of Operating Rights (Sublease) in a Lease for Oil and Gas for Valhalla properties (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 on April 24, 2007, and incorporated herein by reference).
10.5		Business Opportunities Agreement dated February 27, 2006, among Concho Resources Inc. and the other signatories thereto (filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 on April 24, 2007, and incorporated herein by reference).
10.6		Registration Rights Agreement dated February 27, 2006, among Concho Resources Inc. and the other signatories thereto (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 on April 24, 2007, and incorporated herein by reference).
10	.7**	Concho Resources Inc. 2006 Stock Incentive Plan (filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 on April 24, 2007, and incorporated herein by reference).

Exhibit
Number		Exhibit

10	.8**	Form of Nonstatutory Stock Option Agreement (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K on March 28, 2008, and incorporated herein by reference).
10	.9**	Form of Restricted Stock Agreement (for employees) (filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 on April 24, 2007, and incorporated herein by reference).
10	.10**	Form of Restricted Stock Agreement (for non-employee directors) (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K on March 28, 2008, and incorporated herein by reference).
10	.11**	Employment Agreement dated December 19, 2008, between Concho Resources Inc. and Timothy A. Leach (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on December 19, 2008, and incorporated herein by reference).
10	.12**	Employment Agreement dated December 19, 2008, between Concho Resources Inc. and E. Joseph Wright (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on December 19, 2008, and incorporated herein by reference).
10	.13**	Employment Agreement dated December 19, 2008, between Concho Resources Inc. and Darin G. Holderness (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on December 19, 2008, and incorporated herein by reference).
10	.14**	Employment Agreement dated December 19, 2008, between Concho Resources Inc. and Matthew G. Hyde (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K on December 19, 2008, and incorporated herein by reference).
10	.15**	Employment Agreement dated December 19, 2008, between Concho Resources Inc. and Jack F. Harper (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K on December 19, 2008, and incorporated herein by reference).
10	.16**	Employment Agreement dated November 5, 2009, between Concho Resources Inc. and C. William Giraud (filed as Exhibit 10.18 to the Company’s Annual Report on From 10-K on February 26, 2010, and incorporated herein by reference).
10	.17**	Form of Indemnification Agreement between Concho Resources Inc. and each of the officers and directors thereof (filed as Exhibit 10.23 to the Company’s Registration Statement on Form S-1 on April 24, 2007, and incorporated herein by reference).
10	.18**	Indemnification Agreement, dated February 27, 2008, by and between Concho Resources, Inc. and William H. Easter III (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 4, 2008, and incorporated herein by reference).
10	.19**	Indemnification Agreement, dated May 21, 2008, by and between Concho Resources, Inc. and Matthew G. Hyde (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on May 28, 2008, and incorporated herein by reference).
10	.20**	Indemnification Agreement, dated August 25, 2008, by and between Concho Resources, Inc. and Darin G. Holderness (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on August 29, 2008, and incorporated herein by reference).
10	.21**	Indemnification Agreement, dated November 5, 2009, by and between Concho Resources, Inc. and Mark B. Puckett (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on November 12, 2009, and incorporated herein by reference).
10	.22**	Indemnification Agreement, dated November 5, 2009, by and between Concho Resources, Inc. and C. William Giraud (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on November 12, 2009, and incorporated herein by reference).
10	.23**	Indemnification Agreement, dated September 24, 2010, between Concho Resources Inc. and Don McCormack (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on September 29, 2010, and incorporated herein by reference).
10	.24**	Consulting Agreement dated June 9, 2009, by and between Concho Resources Inc. and Steven L. Beal (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 12, 2009, and incorporated herein by reference).
10.25		Amended and Restated Credit Agreement, dated July 31, 2008, by and among Concho Resources Inc., JP Morgan Chase Bank, N.A., Bank of America, N.A., Calyon New York Branch, ING Capital LLC and BNP Paribas and certain other lenders party thereto (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on August 6, 2008, and incorporated herein by reference).

Exhibit
Number		Exhibit

10.26		First Amendment to Amended and Restated Credit Agreement dated as of April 7, 2009, to the Amended and Restated Credit Agreement, dated July 31, 2008, by and among Concho Resources Inc., JP Morgan Chase Bank, N.A., Bank of America, N.A., Calyon New York Branch, ING Capital LLC and BNP Paribas and certain other lenders party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on April 9, 2009, and incorporated herein by reference).
10.27		Limited Consent and Waiver, dated September 4, 2009, to the Amended and Restated Credit Agreement dated July 31, 2008, by and among Concho Resources Inc., JP Morgan Chase Bank, N.A., Bank of America, N.A., Calyon New York Branch, ING Capital LLC and BNP Paribas and certain other lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on September 22, 2009, and incorporated herein by reference).
10.28		Common Stock Purchase Agreement, dated July 19, 2010, by and among Concho Resources Inc. and the purchasers named therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on July 20, 2010, and incorporated herein by reference).
10.29		Promissory Note in the principal amount of $150,000,000 between Concho Resources Inc. and Pitch Energy Corporation, dated October 7, 2010 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q on November 4, 2010, and incorporated herein by reference).
10.30		Registration Rights Agreement, dated October 7, 2010, by and between Concho Resources Inc. and the purchasers named therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 13, 2010, and incorporated herein by reference).
10.31		Second Amendment to Amended and Restated Credit Agreement, dated April 26, 2010, by and among Concho Resources Inc., JP Morgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on April 29, 2010, and incorporated herein by reference).
10.32		Third Amendment to Amended and Restated Credit Agreement and Limited Waiver, dated June 16, 2010, among Concho Resources Inc. and the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 18, 2010, and incorporated herein by reference).
10.33		Fourth Amendment to Amended and Restated Credit Agreement, dated October 7, 2010, among Concho Resources Inc. and the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on October 13, 2010, and incorporated herein by reference).
10.34		Fifth Amendment to Amended and Restated Credit Agreement and Limited Waiver, dated as of December 7, 2010, among Concho Resources Inc. and the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on December 10, 2010, and incorporated herein by reference).
10	.35(a)**	Form of Restricted Stock Agreement (for officers).
10	.36(a)**	Form of Restricted Stock Agreement (for non-officer employees).
12	.1(a)	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
21	.1(a)	Subsidiaries of Concho Resources Inc.
23	.1(a)	Consent of Grant Thornton LLP.
23	.2(a)	Consent of Netherland, Sewell & Associates, Inc.
23	.3(a)	Netherland, Sewell & Associates, Inc. Reserve Report.
23	.4(a)	Consent of Cawley, Gillespie & Associates, Inc.
23	.5(a)	Cawley, Gillespie & Associates, Inc. Reserve Report.
31	.1(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2(a)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1(b)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS(a)	XBRL Instance Document.
101	.SCH(a)	XBRL Schema Document.
101	.CAL(a)	XBRL Calculation Linkbase Document.

Exhibit
Number		Exhibit

101	.DEF(a)	XBRL Definition Linkbase Document.
101	.LAB(a)	XBRL Labels Linkbase Document.
101	.PRE(a)	XBRL Presentation Linkbase Document.

(a)	Filed herewith.

(b)	Furnished herewith.

**	Management contract or compensatory plan or arrangement.