Form 10-Q
period 2011-03-31
CONCHO RESOURCES INC
filed 2011-05-06
CIK 1358071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of the registrant’s common stock outstanding at May 3, 2011: 103,379,408 shares

PART I — FINANCIAL INFORMATION	iii
Item 1. Consolidated Financial Statements (Unaudited)	iii
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	42
Item 3. Quantitative and Qualitative Disclosures About Market Risk	59
Item 4. Controls and Procedures	60
PART II — OTHER INFORMATION	61
Item 1. Legal Proceedings	61
Item 1A. Risk Factors	61
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	61
Item 6. Exhibits	62
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
     Various statements contained in or incorporated by reference into this report that express a belief, expectation, or intention, or that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements include statements, projections and estimates concerning our operations, performance, business strategy, oil and natural gas reserves, drilling program capital expenditures, liquidity and capital resources, the timing and success of specific projects, outcomes and effects of litigation, claims and disputes, derivative activities and potential financing. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. Forward-looking statements are not guarantees of performance. We have based these forward-looking statements on our current expectations and assumptions about future events. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Actual results may differ materially from those implied or expressed by the forward-looking statements. These forward-looking statements speak only as of the date of this report, or if earlier, as of the date they were made. We disclaim any obligation to update or revise these statements unless required by securities law, and we caution you not to rely on them unduly. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties relating to, among other matters, the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, and in this report as well as those factors summarized below:
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

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)

iii

Concho Resources Inc.
Consolidated Balance Sheets
Unaudited

	March 31,	December 31,
(in thousands, except share and per share data)	2011	2010

Assets
Current assets:
Cash and cash equivalents	$908	$384
Accounts receivable, net of allowance for doubtful accounts:
Oil and natural gas	182,550	136,471
Joint operations and other	149,022	131,912
Related parties	224	169
Derivative instruments	—	6,855
Deferred income taxes	76,957	42,716
Prepaid costs and other	9,604	12,126

Total current assets	419,265	330,633

Property and equipment, at cost:
Oil and natural gas properties, successful efforts method	5,932,936	5,616,249
Accumulated depletion and depreciation	(784,378)	(730,509)

Total oil and natural gas properties, net	5,148,558	4,885,740
Other property and equipment, net	44,978	28,047

Total property and equipment, net	5,193,536	4,913,787

Deferred loan costs, net	49,285	52,828
Intangible asset — operating rights, net	34,586	34,973
Inventory	39,900	28,342
Noncurrent derivative instruments	—	2,233
Other assets	5,899	5,698

Total assets	$5,742,471	$5,368,494

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable:
Trade	$5,639	$39,943
Related parties	400	1,197
Other current liabilities:
Bank overdrafts	44,069	12,314
Revenue payable	82,002	57,406
Accrued and prepaid drilling costs	247,001	215,079
Derivative instruments	194,224	97,775
Other current liabilities	115,675	83,275

Total current liabilities	689,010	506,989

Long-term debt	1,655,407	1,668,521
Deferred income taxes	758,229	720,889
Noncurrent derivative instruments	150,956	51,647
Asset retirement obligations and other long-term liabilities	37,058	36,574
Commitments and contingencies (Note K)
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 authorized; 103,414,948 and 102,842,082 shares issued at March 31, 2011 and December 31, 2010, respectively	103	103
Additional paid-in capital	1,901,349	1,874,649
Retained earnings	553,312	510,737
Treasury stock, at cost; 44,522 and 31,963 shares at March 31, 2011 and December 31, 2010, respectively	(2,953)	(1,615)

Total stockholders’ equity	2,451,811	2,383,874

Total liabilities and stockholders’ equity	$5,742,471	$5,368,494

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.
Consolidated Statements of Operations
Unaudited

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2011	2010(a)

Operating revenues:
Oil sales	$282,427	$152,788
Natural gas sales	78,413	46,385

Total operating revenues	360,840	199,173

Operating costs and expenses:
Oil and natural gas production	63,658	33,330
Exploration and abandonments	726	1,109
Depreciation, depletion and amortization	90,288	50,159
Accretion of discount on asset retirement obligations	704	341
Impairments of long-lived assets	—	256
General and administrative (including non-cash stock-based compensation of $4,468 and $2,831 for the three months ended March 31, 2011 and 2010, respectively)	21,392	13,778
Bad debt expense	—	539
(Gain) loss on derivatives not designated as hedges	233,142	(15,573)

Total operating costs and expenses	409,910	83,939

Income (loss) from operations	(49,070)	115,234

Other income (expense):
Interest expense	(29,660)	(11,065)
Other, net	(352)	(73)

Total other expense	(30,012)	(11,138)

Income (loss) from continuing operations before income taxes	(79,082)	104,096
Income tax benefit (expense)	30,469	(38,763)

Income (loss) from continuing operations	(48,613)	65,333
Income from discontinued operations, net of tax	91,188	2,207

Net income	$42,575	$67,540

Basic earnings per share:
Income (loss) from continuing operations	$(0.48)	$0.74
Income from discontinued operations, net of tax	0.90	0.02

Net income per share	$0.42	$0.76

Weighted average shares used in basic earnings per share	102,242	88,831

Diluted earnings per share:
Income (loss) from continuing operations	$(0.48)	$0.72
Income from discontinued operations, net of tax	0.90	0.03

Net income per share	$0.42	$0.75

Weighted average shares used in diluted earnings per share	102,242	90,130

(a)	Retrospectively adjusted for presentation of discontinued operations as described in Note B.
The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.
Consolidated Statement of Stockholders’ Equity
Unaudited

			Additional				Total
	Common Stock		Paid-in	Retained	Treasury Stock		Stockholders’
(in thousands)	Shares	Amount	Capital	Earnings	Shares	Amount	Equity

BALANCE AT DECEMBER 31, 2010	102,842	$103	$1,874,649	$510,737	32	$(1,615)	$2,383,874
Net income	—	—	—	42,575	—	—	42,575
Stock options exercised	474	—	5,189	—	—	—	5,189
Grants of restricted stock	104	—	—	—	—	—	—
Cancellation of restricted stock	(5)	—	—	—	—	—	—
Stock-based compensation	—	—	4,468	—	—	—	4,468
Excess tax benefits related to stock-based compensation	—	—	17,043	—	—	—	17,043
Purchase of treasury stock	—	—	—	—	13	(1,338)	(1,338)

BALANCE AT MARCH 31, 2011	103,415	$103	$1,901,349	$553,312	45	$(2,953)	$2,451,811

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.
Consolidated Statements of Cash Flows
Unaudited

	Three Months Ended
	March 31,
(in thousands)	2011	2010(a)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$42,575	$67,540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	90,288	50,159
Impairments of long-lived assets	—	256
Accretion of discount on asset retirement obligations	704	341
Exploration and abandonments, including dry holes	138	441
Non-cash compensation expense	4,468	2,831
Bad debt expense	—	539
Deferred income taxes	(37,576)	28,177
(Gain) loss on sale of assets	24	(17)
(Gain) loss on derivatives not designated as hedges	233,142	(15,573)
Discontinued operations	(82,118)	5,945
Other non-cash items	3,435	1,140
Changes in operating assets and liabilities:
Accounts receivable	(64,737)	(15,963)
Prepaid costs and other	501	5,372
Inventory	(11,558)	(3,508)
Accounts payable	(35,101)	(9,752)
Revenue payable	24,596	8,100
Other current liabilities	(3,296)	11,199

Net cash provided by operating activities	165,485	137,227

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures on oil and natural gas properties	(259,022)	(113,722)
Acquisition of oil and natural gas properties	(95,172)	(10,356)
Additions to other property and equipment	(18,333)	(1,168)
Proceeds from the sale of assets	196,213	790
Settlements paid on derivatives not designated as hedges	(28,296)	(10,840)

Net cash used in investing activities	(204,610)	(135,296)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	516,000	109,500
Payments of long-term debt	(529,000)	(329,500)
Net proceeds from issuance of common stock	—	219,461
Exercise of stock options	5,189	2,498
Excess tax benefit related to stock-based compensation	17,043	3,498
Purchase of treasury stock	(1,338)	(219)
Bank overdrafts	31,755	(3,415)

Net cash provided by financing activities	39,649	1,823

Net increase in cash and cash equivalents	524	3,754
Cash and cash equivalents at beginning of period	384	3,234

Cash and cash equivalents at end of period	$908	$6,988

SUPPLEMENTAL CASH FLOWS:
Cash paid for interest and fees, net of $73 and $18 capitalized interest	$10,322	$3,729
Cash paid for income taxes	$5,608	$9,808

(a)	Retrospectively adjusted for presentation of discontinued operations as described in Note B.
The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
March 31, 2011
Unaudited
Note A. Organization and nature of operations
     Concho Resources Inc. (the “Company”) is a Delaware corporation formed on February 22, 2006. The Company’s principal business is the acquisition, development and exploration of oil and natural gas properties primarily located in the Permian Basin region of Southeast New Mexico and West Texas.
Note B. Summary of significant accounting policies
     Principles of consolidation. The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries. In addition, a third-party formed an entity to effectuate a tax-free exchange of assets for the Company. The Company has 100 percent control over the decisions of the entity, but has no current direct ownership. The third-party will convey ownership to the Company upon completion of the tax-free exchange process. As a result of the Company’s control over the entity, it has also been consolidated in the Company’s financial statements. All material intercompany balances and transactions have been eliminated.
     Discontinued operations. The Company made the following divestitures of assets:

		Net
(dollars in millions)	Date Divested	Proceeds	Gain

Description of Asset Group:
Permian Basin Assets	December 2010	$103.3	$29.1
Bakken Assets	March 2011	$195.9	$142.0
     As a result, the Company has reflected the results of operations of these divested assets as discontinued operations, rather than as a component of continuing operations. See Note N for additional information regarding these divestitures and their discontinued operations.
     Use of estimates in the preparation of financial statements. Preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Depletion of oil and natural gas properties are determined using estimates of proved oil and natural gas reserves. There are numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. Similarly, evaluations for impairment of proved and unproved oil and natural gas properties are subject to numerous uncertainties including, among others, estimates of future recoverable reserves and commodity price outlooks. Other significant estimates include, but are not limited to, the asset retirement obligations, fair value of derivative financial instruments, fair value measurements for business combinations and oil and natural gas property acquisitions and fair value of stock-based compensation.
     Interim financial statements. The accompanying consolidated financial statements of the Company have not been audited by the Company’s independent registered public accounting firm, except that the consolidated balance sheet at December 31, 2010 is derived from audited consolidated financial statements. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary to present fairly the Company’s financial position at March 31, 2011, and its results of operations and cash flows for the three months ended March 31, 2011 and 2010. All such adjustments are of a normal recurring nature. In preparing the accompanying consolidated financial statements, management has made certain estimates and assumptions that affect reported amounts in the consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates. The

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
March 31,2011
Unaudited
results for interim periods are not necessarily indicative of annual results.
     Certain disclosures have been condensed or omitted from these consolidated financial statements. Accordingly, these consolidated financial statements should be read with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
     Deferred loan costs. Deferred loan costs are stated at cost, net of amortization, which is computed using the effective interest and straight-line methods.
     Future amortization expense of deferred loan costs at March 31, 2011 was as follows:

(in thousands)
Remaining 2011	$10,679
2012	14,368
2013	9,308
2014	2,173
2015	2,362
Thereafter	10,395

Total	$49,285

     Intangible assets. The Company capitalized certain operating rights acquired in an acquisition. The gross operating rights, which have no residual value, are amortized over the estimated economic life of 25 years. Impairment will be assessed if indicators of potential impairment exist or when there is a material change in the remaining useful economic life. The following table reflects the gross and net intangible assets at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
(in thousands)	2011	2010

Gross intangible — operating rights	$38,717	$38,717
Accumulated amortization	(4,131)	(3,744)

Net intangible — operating rights	$34,586	$34,973

     The following table reflects amortization expense for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
(in thousands)	2011	2010
Amortization expense	$387	$387

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
March 31, 2011
Unaudited
     The following table reflects the estimated aggregate amortization expense for each of the periods presented below at March 31, 2011:

(in thousands)

Remaining 2011	$1,161
2012	1,549
2013	1,549
2014	1,549
2015	1,549
Thereafter	27,229

Total	$34,586

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
     The following tables reflect the Company’s natural gas imbalance positions at March 31, 2011 and December 31, 2010 as well as amounts reflected in oil and natural gas production expense for the three months ended March 31, 2011 and 2010:

	March 31,	December 31,
(dollars in thousands)	2011	2010

Natural gas imbalance liability (included in asset retirement obligations and other long-term liabilities)	$403	$403
Overtake position (Mcf)	71,130	71,153

Natural gas imbalance receivable (included in other assets)	$100	$100
Undertake position (Mcf)	22,236	22,240

	Three Months Ended
	March 31,
	2011	2010

Value of net undertake arising during the period decreasing oil and natural gas production expense	$—	$(5)
Net overtake (undertake) position arising during the period (Mcf)	19	(1,284)

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
March 31, 2011
Unaudited
     Treasury stock. Treasury stock purchases are recorded at cost. Upon reissuance, the cost of treasury shares held is reduced by the average purchase price per share of the aggregate treasury shares held.
     General and administrative expense. The Company receives fees for the operation of jointly owned oil and natural gas properties and records such reimbursements as reductions of general and administrative expense. Such fees from continuing and discontinued operations totaled approximately $2.6 million for both the three months ended March 31, 2011 and 2010.
Note C. Exploratory well costs
     The Company capitalizes exploratory well costs until a determination is made that the well has either found proved reserves or that it is impaired. The capitalized exploratory well costs are presented in unproved properties in the consolidated balance sheets. If the exploratory well is determined to be impaired, the well costs are charged to expense.
     The following table reflects the Company’s capitalized exploratory well activity during the three months ended March 31, 2011:

Three Months Ended
(in thousands)	March 31, 2011

Beginning capitalized exploratory well costs	$46,826
Additions to exploratory well costs pending the determination of proved reserves	51,357
Reclassifications due to determination of proved reserves	(28,625)
Exploratory well costs charged to expense	—

Ending capitalized exploratory well costs	$69,558

     The following table provides an aging, at March 31, 2011 and December 31, 2010, of capitalized exploratory well costs based on the date drilling was completed:

	March 31,	December 31,
(in thousands)	2011	2010

Exploratory wells in progress	$18,108	$19,190
Capitalized exploratory well costs that have been capitalized for a period of one year or less	51,450	27,636
Capitalized exploratory well costs that have been capitalized for a period greater than one year	—	—

Total capitalized exploratory well costs	$69,558	$46,826

     At March 31, 2011, the Company had 66 gross exploratory wells either drilling or waiting on results from completion. There were 16 wells in the Texas Permian area, 28 in the Delaware Basin area and 22 wells in the New Mexico Shelf area.

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
March 31, 2011
Unaudited
Note D. Acquisitions and business combinations
     Marbob and Settlement Acquisitions. In July 2010, the Company entered into an asset purchase agreement to acquire certain of the oil and natural gas leases, interests, properties and related assets owned by Marbob Energy Corporation and its affiliates (collectively, “Marbob”) for aggregate consideration of (i) cash in the amount of $1.45 billion, (ii) the issuance to Marbob of $150 million 8.0% unsecured senior note due 2018 and (iii) the issuance to Marbob of approximately 1.1 million shares of the Company’s common stock, subject to purchase price adjustments, which included downward purchase price adjustments based on the exercise by third parties of contractual preferential purchase rights in properties to be acquired from Marbob (“Marbob Acquisition”).
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
     On October 15, 2010, the Company and Marbob resolved the litigation with BP and Apache related to the disputed contractual preferential purchase rights. As a result of the settlement, the Company acquired a non-operated interest in substantially all of the oil and natural gas assets subject to the litigation for approximately $286 million in cash (the “Settlement Acquisition”). The Company funded the Settlement Acquisition with borrowings under its credit facility.
     The results of operations of the Marbob and Settlement Acquisitions are included in the Company’s results of operations since their respective closing dates in October 2010.

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
March 31, 2011
Unaudited
     The following tables represent the allocation of the total purchase price of the Marbob and Settlement Acquisitions to the acquired assets and liabilities assumed. The allocation represents the fair values assigned to each of the assets acquired and liabilities assumed:

	Marbob		Settlement
(in thousands)	Acquisition		Acquisition

Fair value of net assets:
Proved oil and natural gas properties	$1,014,734		$185,337
Unproved oil and natural gas properties	334,866		101,582
Other long-term assets	20,771		—

Total assets acquired	1,370,371		286,919

Asset retirement obligations and other liabilities assumed	(7,851)		(689)

Total purchase price	$1,362,520		$286,230

Fair value of consideration paid for net assets:
Cash consideration	$1,127,747		$286,230
Marbob $150 million senior unsecured 8% note, due 2018	159,000	(a)	—
Common stock, $0.001 par value; 1,103,752 shares issued	75,773	(b)	—
Private Placement common stock, $0.001 par value; 6,600,000 shares issued	—		—

Total purchase price	$1,362,520		$286,230

(a)	The fair value of the $150 million 8.0% senior unsecured note due 2018 issued to Marbob, was calculated by reference to the traded market yield of Concho’s 8.625% senior unsecured notes due 2017, at September 30, 2010.

(b)	The fair value of the Concho common stock issued to Marbob was valued at the average of the high and low price on the closing date (October 7, 2010) of $68.65 per share.

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
March 31, 2011
Unaudited
     Pro forma data. The following unaudited pro forma combined condensed financial data for the three months ended March 31, 2010, was derived from the historical financial statements of the Company giving effect to the Marbob and Settlement Acquisitions as if they had occurred on January 1, 2010. The results of operations of the Marbob and Settlement Acquisitions are included in the Company’s results of operations for the three months ended March 31, 2011.
     The unaudited pro forma combined condensed financial data has been included for comparative purposes only and is not necessarily indicative of the results that might have occurred had these acquisitions taken place as of the date indicated and is not intended to be a projection of future results.

Three Months Ended
March 31,
(in thousands, except per share data)	2010
(unaudited)
Operating revenues from continuing operations	$242,842
Income from continuing operations	$62,322
Income from continuing operations per common share:
Basic	$0.65
Diluted	$0.64

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
March 31, 2011
Unaudited
Note E. Asset retirement obligations
     The Company’s asset retirement obligations represent the estimated present value of the estimated cash flows the Company will incur to plug, abandon and remediate its producing properties at the end of their productive lives, in accordance with applicable state laws and contractual obligations. The Company does not provide for a market risk premium associated with asset retirement obligations because a reliable estimate cannot be determined. The Company has no assets that are legally restricted for purposes of settling asset retirement obligations.
     The following table summarizes the Company’s asset retirement obligation transactions recorded during the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
(in thousands)	2011	2010

Asset retirement obligations, beginning of period	$43,326	$22,754
Liabilities incurred from new wells	1,823	446
Liabilities assumed in acquisitions	148	—
Accretion expense on continuing operations	704	341
Accretion expense on discontinued operations	8	59
Disposition of wells	(412)	—
Liabilities settled upon plugging and abandoning wells	(301)	(185)
Revision of estimates	(1,508)	(2,578)

Asset retirement obligations, end of period	$43,788	$20,837

Note F. Stockholders’ equity
     Public common stock offering. In December 2010, the Company issued, including the over-allotment option, in a secondary public offering 2.9 million shares of its common stock at $82.50 per share, and it received net proceeds of approximately $227.4 million. The Company used the net proceeds from this offering to repay a portion of the outstanding borrowings under its credit facility.
     In February 2010, the Company issued, including the over-allotment option, in a secondary public offering 5.3 million shares of its common stock at $42.75 per share, and it received net proceeds of approximately $219.3 million. The Company used the net proceeds from this offering to repay a portion of the outstanding borrowings under its credit facility.
     Private placement of common stock. In October 2010, the Company closed the private placement of its common stock, simultaneously with the closing of the Marbob Acquisition, on 6.6 million shares at a price of $45.30 per share for net proceeds of approximately $292.7 million.
     Treasury stock. The restrictions on certain restricted stock awards issued to certain of the Company’s officers and key employees lapsed during the three months ended March 31, 2011 and 2010. Immediately upon the lapse of restrictions, these officers and key employees became liable for income taxes on the value of such shares. In accordance with the Company’s 2006 Stock Incentive Plan (the “Plan”) and the applicable restricted stock award agreements, some of such officers and key employees elected to deliver shares of the Company’s common stock to the Company in exchange for cash used to satisfy such tax liability. In total, at March 31, 2011 and December 31, 2010, the Company had acquired 44,522 and 31,963 shares of the Company’s common stock, respectively, that are held as treasury stock in the approximate amount of $3.0 million and $1.6 million, respectively.

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
March 31, 2011
Unaudited
Note G. Incentive plans
     Defined contribution plan. The Company sponsors a 401(k) defined contribution plan for the benefit of substantially all employees. Currently, the Company matches 100 percent of employee contributions, not to exceed 6 percent of the employee’s annual salary. The Company’s contributions to the plans for the three months ended March 31, 2011 and 2010, were approximately $0.4 million and $0.2 million, respectively.
     Stock incentive plan. The Plan provides for granting stock options and restricted stock awards to employees and individuals associated with the Company. The following table shows the number of existing awards and awards available under the Plan at March 31, 2011:

Number of
Common Shares

Approved and authorized awards	5,850,000
Restricted stock grants, net of forfeitures	(1,421,862)
Stock option grants, net of forfeitures	(3,463,720)

Awards available for future grant	964,418

     Restricted stock awards. All restricted shares are treated as issued and outstanding in the accompanying consolidated balance sheets. If an employee terminates employment prior the restriction lapse date, the awarded shares are forfeited and cancelled and are no longer considered issued and outstanding. A summary of the Company’s restricted stock awards for the three months ended March 31, 2011 is presented below:

	Number of	Grant Date
	Restricted	Fair Value
	Shares	Per Share

Restricted stock:
Outstanding at December 31, 2010	820,884
Shares granted	103,572	$103.60
Shares cancelled / forteited	(4,651)
Lapse of restrictions	(66,223)

Outstanding at March 31, 2011	853,582

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
March 31, 2011
Unaudited
     The following table summarizes information about stock-based compensation for the Company’s restricted stock awards for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
(in thousands)	2011	2010

Grant date fair value for awards during the period and change in fair value due to modification:
Employee grants	$1,930	$1,590
Officer and director grants	8,800	5,075

Total	$10,730	$6,665

Stock-based compensation expense from restricted stock:
Employee grants	$1,842	$978
Officer and director grants	2,286	844

Total	$4,128	$1,822

Income taxes and other information:
Income tax benefit related to restricted stock	$1,578	$689
Deductions in current taxable income related to restricted stock	$7,078	$1,707
     Stock option awards. A summary of the Company’s stock option awards activity under the Plan for the three months ended March 31, 2011 is presented below:

		Weighted
		Average
	Number of	Exercise
	Options	Price

Stock options:
Outstanding at December 31, 2010	1,597,003	$15.43
Options granted	—	$—
Options exercised	(473,945)	$10.96

Outstanding at March 31, 2011	1,123,058	$17.32

Vested at end of period	872,648	$16.21

Exercisable at end of period	822,745	$16.71

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
March 31, 2011
Unaudited
     The following table summarizes information about the Company’s vested and exercisable stock options outstanding at March 31, 2011:

		Weighted
		Average	Weighted
Range of	Number	Remaining	Average
Exercise	Vested and	Contractual	Exercise	Intrinsic
Prices	Exercisable	Life	Price	Value
				(in thousands)
March 31, 2011:

Vested options:
$8.00	200,422	2.33 years	$8.00	$19,902
$12.00	74,374	4.42 years	$12.00	7,088
$12.50 - $15.50	242,500	5.51 years	$14.76	22,442
$20.00 - $23.00	315,438	7.08 years	$21.64	27,019
$28.00 - $37.27	39,914	7.16 years	$31.23	3,036

	872,648	5.33 years	$16.21	$79,487

Exercisable options:
$8.00	150,519	2.94 years	$8.00	$14,947
$12.00	74,374	4.42 years	$12.00	7,088
$12.50 - $15.50	242,500	5.51 years	$14.76	22,442
$20.00 - $23.00	315,438	7.08 years	$21.64	27,019
$28.00 - $37.27	39,914	7.16 years	$31.23	3,036

	822,745	5.92 years	$16.71	$74,532

     The following table summarizes information about stock-based compensation for stock options for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
(in thousands)	2011	2010

Stock-based compensation expense from stock options:

Employee grants	$23	$44
Officer and director grants	317	965

Total	$340	$1,009

Income taxes and other information:
Income tax benefit related to stock options	$130	$381
Deductions in current taxable income related to stock options exercised	$43,241	$9,651

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
March 31, 2011
Unaudited
     Future stock-based compensation expense. The following table reflects the future stock-based compensation expense to be recorded for all the stock-based compensation awards that are outstanding at March 31, 2011:

	Restricted	Stock
(in thousands)	Stock	Options	Total

Remaining 2011	$12,861	$540	$13,401
2012	11,253	185	11,438
2013	7,114	15	7,129
2014	3,804	—	3,804
2015 and thereafter	77	—	77

Total	$35,109	$740	$35,849

Note H. Disclosures about fair value of financial instruments
     The Company uses a valuation framework based upon inputs that market participants use in pricing an asset or liability, which are classified into two categories: observable inputs and unobservable inputs. Observable inputs represent market data obtained from independent sources; whereas, unobservable inputs reflect a company’s own market assumptions, which are used if observable inputs are not reasonably available without undue cost and effort. These two types of inputs are further prioritized into the following fair value input hierarchy:
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

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
March 31, 2011
Unaudited
     The fair value input hierarchy level to which an asset or liability measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety. The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2011, for each of the fair value hierarchy levels:

	Fair Value Measurements at Reporting Date Using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable	Fair Value at
	Identical Assets	Inputs	Inputs	March 31,
(in thousands)	(Level 1)	(Level 2)	(Level 3)	2011

Assets:
Commodity derivative price swap contracts	$—	$34,770	$—	$34,770

	—	34,770	—	34,770

Liabilities:
Commodity derivative price swap contracts	—	(372,293)	—	(372,293)
Commodity derivative basis swap contracts	—	(2,788)	—	(2,788)
Interest rate derivative swap contracts	—	(4,869)	—	(4,869)

	—	(379,950)	—	(379,950)

Net financial liabilities	$—	$(345,180)	$—	$(345,180)

     The following table sets forth a reconciliation of changes in the fair value of financial assets classified as Level 3 in the fair value hierarchy:

(in thousands)

Balance at December 31, 2010	$2,481
Realized and unrealized gains, net	356
Settlements (receipts), net	(2,837)

Balance at March 31, 2011	$—

Total gains for the period included in earnings attributable to the change in unrealized gains	$(2,481)

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
March 31, 2011
Unaudited
Assets and Liabilities Measured at Fair Value on a Recurring Basis
     The following table presents the carrying amounts and fair values of the Company’s financial instruments at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value

Assets:
Derivative instruments	$—	$—	$9,088	$9,088

Liabilities:
Derivative instruments	$345,180	$345,180	$149,422	$149,422
Credit facility	$600,500	$603,164	$613,500	$606,042
8.625% senior notes due 2017	$296,321	$327,435	$296,219	$322,879
8.0% senior note due 2018	$158,586	$166,912	$158,802	$162,772
7.0% senior notes due 2021	$600,000	$631,500	$600,000	$615,000
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
     Senior notes. The fair values of the Company’s 8.625% and 7.0% senior notes are based on quoted market prices. The fair value of the $150 million 8.0% unsecured senior note issued to Marbob is based on a risk-adjusted quoted market price of similar publicly-traded debt securities.

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
March 31, 2011
Unaudited
     Derivative instruments. The fair value of the Company’s derivative instruments are estimated by management considering various factors, including closing exchange and over-the-counter quotations and the time value of the underlying commitments. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table (i) summarizes the valuation of each of the Company’s financial instruments by required pricing levels and (ii) summarizes the gross fair value by the appropriate balance sheet classification, even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the Company’s consolidated balance sheets at March 31, 2011 and December 31, 2010:

	Fair Value Measurements Using
		Significant		Total
	Quoted Prices in	Other	Significant	Fair Value
	Active Markets for	Observable	Unobservable	at
	Identical Assets	Inputs	Inputs	March 31,
(in thousands)	(Level 1)	(Level 2)	(Level 3)	2011

Assets (a)
Current: (b)
Commodity derivative price swap contracts	$—	$25,624	$—	$25,624

	—	25,624	—	25,624

Noncurrent: (c)
Commodity derivative price swap contracts	—	9,146	—	9,146

	—	9,146	—	9,146

Liabilities (a)
Current: (b)
Commodity derivative price swap contracts	—	(212,480)	—	(212,480)
Commodity derivative basis swap contracts	—	(2,788)	—	(2,788)
Interest rate derivative swap contracts	—	(4,580)	—	(4,580)

	—	(219,848)	—	(219,848)

Noncurrent: (c)
Commodity derivative price swap contracts	—	(159,813)	—	(159,813)
Interest rate derivative swap contracts	—	(289)	—	(289)

	—	(160,102)	—	(160,102)

Net financial liabilities	$—	$(345,180)	$—	$(345,180)

(b) Total current financial liabilities, gross basis				$(194,224)
(c) Total noncurrent financial liabilities, gross basis				(150,956)

Net financial liabilities				$(345,180)

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
March 31, 2011
Unaudited

	Fair Value Measurements Using
		Significant		Total
	Quoted Prices in	Other	Significant	Fair Value
	Active Markets for	Observable	Unobservable	at
	Identical Assets	Inputs	Inputs	December 31,
(in thousands)	(Level 1)	(Level 2)	(Level 3)	2010

Assets (a)
Current: (b)
Commodity derivative price swap contracts	$—	$32,877	$—	$32,877
Commodity derivative price collar contracts	—	—	2,481	2,481

	—	32,877	2,481	35,358

Noncurrent: (c)
Commodity derivative price swap contracts	—	16,642	—	16,642

	—	16,642	—	16,642

Liabilities (a)
Current: (b)
Commodity derivative price swap contracts	—	(118,131)	—	(118,131)
Commodity derivative basis swap contracts	—	(3,552)	—	(3,552)
Interest rate derivative swap contracts	—	(4,595)	—	(4,595)

	—	(126,278)	—	(126,278)

Noncurrent: (c)
Commodity derivative price swap contracts	—	(64,897)	—	(64,897)
Interest rate derivative swap contracts	—	(1,159)	—	(1,159)

	—	(66,056)	—	(66,056)

Net financial assets (liabilities)	$—	$(142,815)	$2,481	$(140,334)

(b) Total current financial liabilities, gross basis				$(90,920)
(c) Total noncurrent financial liabilities, gross basis				(49,414)

Net financial liabilities				$(140,334)

(a)	The fair value of derivative instruments reported in the Company’s consolidated balance sheets are subject to netting arrangements and qualify for net presentation. The following table reports the net basis derivative fair values as reported in the consolidated balance sheets at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
(in thousands)	2011	2010

Consolidated Balance Sheet Classification:
Current derivative contracts:
Assets	$—	$6,855
Liabilities	(194,224)	(97,775)

Net current	$(194,224)	$(90,920)

Noncurrent derivative contracts:
Assets	$—	$2,233
Liabilities	(150,956)	(51,647)

Net noncurrent	$(150,956)	$(49,414)

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
March 31, 2011
Unaudited
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
     The Company periodically reviews its proved oil and natural gas properties that are sensitive to oil and natural gas prices for impairment. Impairment expense is caused primarily due to declines in commodity prices and well performance. The following table reports the carrying amounts, estimated fair values and impairment expense of long-lived assets for continuing and discontinued operations for the three months ended March 31, 2011 and 2010:

	Carrying	Estimated	Impairment
(in thousands)	Amount	Fair Value	Expense

Three Months Ended March 31, 2011	$—	$—	$—
Three Months Ended March 31, 2010	$5,892	$3,272	$2,620

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
March 31, 2011
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
     The following table sets forth the measurement information for assets measured at fair value on a nonrecurring basis:

	Fair Value Measurements Using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	Impairment
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Loss

Three Months Ended March 31, 2011:
Impairment of long-lived assets	$—	$—	$—	$—
Asset retirement obligations incurred in current period	—	—	1,823
Three Months Ended March 31, 2010:
Impairment of long-lived assets	$—	$—	$3,272	$2,620
Asset retirement obligations incurred in current period	—	—	446
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

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
March 31, 2011
Unaudited
     New commodity derivative contracts in the first three months of 2011. During the three months ended March 31, 2011, the Company entered into additional commodity derivative contracts to hedge a portion of its estimated future production. The following table summarizes information about these additional commodity derivative contracts. When aggregating multiple contracts, the weighted average contract price is disclosed.

	Aggregate	Index	Contract
	Volume	Price(a)	Period

Oil (volumes in Bbls):
Price swap	115,000	$96.65	03/01/11-11/30/11
Price swap	200,000	$97.20	03/01/11-12/31/11
Price swap	45,000	$99.35	01/01/12-03/31/12
Price swap	180,000	$99.00	01/01/12-12/31/12
Price swap	300,000	$99.00	07/01/12-09/30/12
Price swap	255,000	$99.00	10/01/12-12/31/12
Price swap	2,100,000	$100.06	01/01/13-12/31/13

(a)	The index prices for the oil price swaps are based on the NYMEX-West Texas Intermediate monthly average futures price.

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
March 31, 2011
Unaudited
     Commodity derivative contracts at March 31, 2011. The following table sets forth the Company’s outstanding commodity derivative contracts at March 31, 2011. When aggregating multiple contracts, the weighted average contract price is disclosed.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Oil Swaps: (a)
2011:
Volume (Bbl)		2,721,436	2,480,436	2,308,436	7,510,308
Price per Bbl		$83.50	$83.54	$83.62	$83.55
2012:
Volume (Bbl)	2,146,500	2,030,500	1,937,500	1,846,500	7,961,000
Price per Bbl	$90.40	$90.36	$92.58	$92.62	$91.44
2013:
Volume (Bbl)	870,000	870,000	870,000	870,000	3,480,000
Price per Bbl	$93.13	$93.13	$93.13	$93.13	$93.13
2014:
Volume (Bbl)	312,000	312,000	312,000	312,000	1,248,000
Price per Bbl	$83.94	$83.94	$83.94	$83.94	$83.94
2015:
Volume (Bbl)	300,000	300,000	—	—	600,000
Price per Bbl	$84.50	$84.50	$—	$—	$84.50

Natural Gas Swaps: (b)
2011:
Volume (MMBtu)		3,069,000	3,069,000	3,069,000	9,207,000
Price per MMBtu		$6.62	$6.62	$6.62	$6.62
2012:
Volume (MMBtu)	75,000	75,000	75,000	75,000	300,000
Price per MMBtu	$6.54	$6.54	$6.54	$6.54	$6.54

Natural Gas Basis Swaps: (c)
2011:
Volume (MMBtu)		1,800,000	1,800,000	1,800,000	5,400,000
Price per MMBtu		$0.76	$0.76	$0.76	$0.76

(a)	The index prices for the oil price swaps are based on the NYMEX-West Texas Intermediate monthly average futures price.

(b)	The index prices for the natural gas price swaps and collars are based on the NYMEX-Henry Hub last trading day futures price.

(c)	The basis differential between the El Paso Permian delivery point and NYMEX Henry Hub delivery point.

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
March 31, 2011
Unaudited
     Interest rate derivative contracts. The Company has interest rate swaps which fix the LIBOR interest rate on $300 million of its borrowings under its credit facility at 1.90 percent for three years beginning in May 2009. For this portion of the Company’s borrowings under its credit facility, the all-in interest rate will be calculated by adding the fixed rate of 1.90 percent to a margin that ranges from 2.00 percent to 3.00 percent, depending on the amount of borrowings under its credit facility outstanding. In April 2011, the Company amended its credit facility, and the margin now ranges from 1.50 percent to 2.50 percent. See footnote J for further discussion of the Company’s credit facility.
     The following table summarizes the gains and losses reported in earnings related to the commodity and interest rate derivative instruments for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
(in thousands)	2011	2010

Gain (loss) on derivatives not designated as hedges:
Cash (payments on) receipts from derivatives not designated as hedges:
Commodity derivatives:
Oil	$(32,230)	$(10,133)
Natural gas	5,129	506
Interest rate derivatives	(1,195)	(1,213)

Mark-to-market gain (loss):
Commodity derivatives:
Oil	(201,508)	1,438
Natural gas	(4,223)	27,187
Interest rate derivatives	885	(2,212)

Total gain (loss) on derivatives not designated as hedges	$(233,142)	$15,573

     All of the Company’s derivative contracts at March 31, 2011 are expected to settle by June 30, 2015.
Note J. Debt
     The Company’s debt consisted of the following at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
(in thousands)	2011	2010

Credit facility	$600,500	$613,500
8.625% unsecured senior notes due 2017	300,000	300,000
7.0% unsecured senior notes due 2021	600,000	600,000
8.0% unsecured senior note due 2018	150,000	150,000
Unamortized original issue premium, net	4,907	5,021

Total long-term debt	$1,655,407	$1,668,521

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
March 31, 2011
Unaudited
     Credit facility. In April 2011, the Company amended its credit facility (the “Credit Facility”). Following its amendment, the Credit Facility has a maturity date of April 25, 2016 (previously July 31, 2013). At March 31, 2011, the Company had no letters of credit outstanding under the Credit Facility. The Company’s borrowing base is $2.5 billion until the next scheduled borrowing base redetermination in October 2011, and commitments from the Company’s bank group total $2.0 billion. Between scheduled borrowing base redeterminations, the Company and, if requested by 66 2/3 percent of the lenders, the lenders, may each request one special redetermination.
     Advances on the Credit Facility bear interest, at the Company’s option, based on (i) the prime rate of JPMorgan Chase Bank (“JPM Prime Rate”) (3.25 percent at March 31, 2011) or (ii) a Eurodollar rate (substantially equal to the London Interbank Offered Rate). The Credit Facility’s interest rates of Eurodollar rate advances and JPM Prime Rate advances varied, with interest margins ranging from 150 to 250 basis points and 50 to 150 basis points, respectively, per annum depending on the debt balance outstanding. The Company pays commitment fees on the unused portion of the available commitment ranging from 37.5 to 50 basis points per annum, depending on utilization of the commitments.
     The Credit Facility also includes a same-day advance facility under which the Company may borrow funds from the administrative agent. Same-day advances cannot exceed $25 million, and the maturity dates cannot exceed fourteen days. The interest rate on this facility is the JPM Prime Rate plus the applicable interest margin.
     The Company’s obligations under the Credit Facility are secured by a first lien on substantially all of its oil and natural gas properties. In addition, all of the Company’s subsidiaries are guarantors and the equity interests in such subsidiaries have been pledged to secure borrowings under the Credit Facility.
     The credit agreement contains various restrictive covenants and compliance requirements, which include:
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
     At March 31, 2011, the Company was in compliance with all of the covenants under the Credit Facility.
     8.625% unsecured senior notes. The Company’s 8.625% senior notes due 2017 (the “2017 Senior Notes”) are fully and unconditionally guaranteed on a senior unsecured basis by all of the Company’s subsidiaries. The 2017 Senior Notes mature on October 1, 2017, and interest is payable on the 2017 Senior Notes each April 1 and October 1.
     The Company may redeem some or all of the 2017 Senior Notes at any time on or after October 1, 2013 at the redemption prices specified in the indenture governing the 2017 Senior Notes. The Company may also redeem up to 35 percent of the 2017 Senior Notes using all or a portion of the net proceeds of certain public sales of equity interests completed before October 1, 2012 at a redemption price as specified in the indenture. If the Company sells certain assets or experiences specific kinds of change of control, each as described in the indenture, each holder of the 2017 Senior Notes will have the right to require the Company to repurchase the 2017 Senior Notes at a purchase price described in the indenture plus accrued and unpaid interest, if any, to the date of repurchase.
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

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
March 31, 2011
Unaudited
     7.0% unsecured senior notes. In December 2010, the Company issued $600 million aggregate principal amount of 7.0% senior notes due 2021 at 100.00 percent of par (the “2021 Senior Notes”). The 2021 Senior Notes mature on January 15, 2021, and interest is paid in arrears semi-annually on January 15 and July 15 beginning July 15, 2011. The 2021 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by substantially all of the Company’s subsidiaries.
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
     8.0% unsecured senior note. In October 2010, the Company issued to Marbob an unsecured senior note (the “8.0% Note”) in the aggregate principal amount of $150 million as partial consideration for the Marbob Acquisition. The 8.0% Note bears interest at the rate of 8.0% per year, payable semi-annually in arrears and is payable as to principal in a lump sum on October 7, 2018. The Company has the option to prepay the 8.0% Note, together with accrued interest thereon, from time to time, in whole or in part, without penalty or premium. On May 2, 2011, the Company paid off the 8.0% Note at face value with borrowings under the Credit Facility.
     Future interest expense reductions from the net original issue premium at March 31, 2011 were as follows:

(in thousands)

Remaining 2011	$(351)
2012	(488)
2013	(513)
2014	(535)
2015 and thereafter	(3,020)

Total	$(4,907)

     Principal maturities of debt. Principal maturities of long-term debt outstanding at March 31, 2011 were as follows:

(in thousands)

2011	$—
2012	—
2013	600,500
2014	—
2015 and thereafter	1,050,000

Total	$1,650,500

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
March 31, 2011
Unaudited
     Interest expense. The following amounts have been incurred and charged to interest expense for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
(in thousands)	2011	2010

Cash payments for interest	$10,395	$3,747
Amortization of original issue discount (premium)	(114)	92
Amortization of deferred loan origination costs	3,543	1,040
Net changes in accruals	15,909	6,204

Interest costs incurred	29,733	11,083
Less: capitalized interest	(73)	(18)

Total interest expense	$29,660	$11,065

Note K. Commitments and contingencies
     Severance agreements. The Company has entered into severance and change in control agreements with all of its senior officers. The current annual salaries for the Company’s officers covered under such agreements total approximately $3.4 million.
     Indemnification. The Company has agreed to indemnify its directors and officers, with respect to claims and damages arising from certain acts or omissions taken in such capacity.
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

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
March 31, 2011
Unaudited
     Daywork commitments. The Company periodically enters into contractual arrangements under which the Company is committed to expend funds to drill wells in the future, including agreements to secure drilling rig services, which require the Company to make future minimum payments to the rig operators. The Company records drilling commitments in the periods in which well capital is incurred or rig services are provided. The following table summarizes the Company’s future drilling commitments at March 31, 2011:

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
     Operating leases. The Company leases vehicles, equipment and office facilities under non-cancellable operating leases. Lease payments associated with these operating leases for the three months ended March 31, 2011 and 2010 were approximately $0.5 million and $0.6 million, respectively.
     Future minimum lease commitments under non-cancellable operating leases at March 31, 2011 were as follows:

(in thousands)

Remaining 2011	$2,205
2012	2,611
2013	1,988
2014	1,569
2015 and thereafter	2,623

Total	$10,996

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
     The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration. Management monitors company-specific, oil and natural gas industry and worldwide economic factors and assesses the likelihood that the Company’s net operating loss carryforwards (“NOLs”) and other deferred tax attributes in the United States, state, and local tax jurisdictions will be utilized prior to their expiration. At March 31, 2011 and 2010, the Company had no valuation allowances related to its deferred tax assets.

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
March 31, 2011
Unaudited
     At March 31, 2011, the Company did not have any significant uncertain tax positions requiring recognition in the financial statements. The tax years 2007 through 2010 remain subject to examination by the major tax jurisdictions.
     Income tax provision. The Company’s income tax provision (benefit) and amounts separately allocated were attributable to the following items for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
(in thousands)	2011	2010

Income (loss) from continuing operations	$(30,469)	$38,763
Income from discontinued operations	56,529	1,177

Changes in stockholders’ equity:
Excess tax benefits related to stock-based compensation	(17,043)	(3,498)

	$9,017	$36,442

     The Company’s income tax provision (benefit) attributable to income (loss) from continuing operations consisted of the following for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
(in thousands)	2011	2010

Current:
U.S. federal	$6,344	$9,359
U.S. state and local	763	1,227

Total current income tax provision	7,107	10,586

Deferred:
U.S. federal	(32,853)	25,152
U.S. state and local	(4,723)	3,025

Total deferred income tax provision (benefit)	(37,576)	28,177

Total income tax provision (benefit) attributable to income (loss) from continuing operations	$(30,469)	$38,763

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
March 31, 2011
Unaudited
     The reconciliation between the income tax expense (benefit) computed by multiplying pretax income (loss) from continuing operations by the United States federal statutory rate and the reported amounts of income tax expense (benefit) from continuing operations is as follows:

	Three Months Ended
	March 31,
(in thousands)	2011	2010

Income (loss) at U.S. federal statutory rate	$(27,679)	$36,434
State income taxes (net of federal tax effect)	(2,574)	2,761
Statutory depletion	(42)	(223)
Nondeductible expense & other	(174)	(209)

Income tax expense (benefit)	$(30,469)	$38,763

Effective tax rate	38.5%	37.2%
     The Company’s income tax provision attributable to income from discontinued operations consisted of the following for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
(in thousands)	2011	2010

Current:
U.S. federal	$(1,192)	$1,519
U.S. state and local	4	6

Total current income tax provision (benefit)	(1,188)	1,525

Deferred:
U.S. federal	50,373	(471)
U.S. state and local	7,344	123

Total deferred income tax provision (benefit)	57,717	(348)

Total income tax provision attributable to income from discontinued operations	$56,529	$1,177

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
March 31, 2011
Unaudited
Note M. Related party transactions
     The following tables summarize charges incurred with and payments made to the Company’s related parties and reported in the consolidated statements of operations, as well as outstanding payables and receivables included in the consolidated balance sheets for the periods presented:

	Three Months Ended
	March 31,
(in thousands)	2011	2010

Charges incurred with Chase Oil and affiliates (a)	$8,495	$4,488

Working interests owned by employees: (b)
Revenues distributed to employees	$51	$78
Joint interest payments received from employees	$177	$230

Overriding royalty interests paid to Chase Oil affiliates (c)	$520	$500

Royalty interests paid to a director of the Company (d)	$29	$41

Amounts paid under consulting agreement with Steven L. Beal (e)	$60	$63

	March 31,	December 31,
(in thousands)	2011	2010

Amounts included in accounts receivable — related parties:
Chase Oil and affiliates (a)	$114	$115
Working interests owned by employees (b)	$110	$54

Amounts included in accounts payable — related parties:
Chase Oil and affiliates (a)	$—	$771
Working interests owned by employees (b)	$10	$8
Overriding royalty interests of Chase Oil affiliates (c)	$384	$407
Royalty interests of a director of the Company (d)	$6	$11

(a)	The Company incurred charges for services rendered in the ordinary course of business from Chase Oil and its affiliates including a drilling contractor, an oilfield services company, a supply company, a drilling fluids supply company, a pipe and tubing supplier, a fixed base operator of aircraft services and a software company. The tables above summarize the charges incurred as well as outstanding receivables and payables.

(b)	The Company purchased oil and natural gas properties from third parties in which employees of the Company owned a working interest. The tables above summarize the Company’s activities with these employees.

(c)	Certain persons affiliated with Chase Oil own overriding royalty interests in certain of the Company’s properties. The tables above summarize the amounts paid attributable to such interests and amounts due at period end.

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
March 31, 2011
Unaudited

(d)	Royalties are paid on certain properties, located in Andrews County, Texas, to a partnership of which one of the Company’s directors is the general partner and owns a 3.5 percent partnership interest. The tables above summarize the amounts paid to such partnership and amounts due at period end.

(e)	On June 30, 2009, Steven L. Beal, the Company’s then president and chief operating officer, retired from such positions. On June 9, 2009, the Company entered into a consulting agreement (the “Consulting Agreement”) with Mr. Beal, under which Mr. Beal began serving as a consultant to the Company on July 1, 2009. Either the Company or Mr. Beal may terminate the consulting relationship at any time by giving ninety days written notice to the other party; however, the Company may terminate the relationship immediately for cause. During the term of the consulting relationship, Mr. Beal will receive a consulting fee of $20,000 per month and a monthly reimbursement for his medical and dental coverage costs. If Mr. Beal dies during the term of the Consulting Agreement, his estate will receive a $60,000 lump sum payment. As part of the Consulting Agreement, certain of Mr. Beal’s stock-based awards were modified to permit vesting and exercise under the original terms of the stock-based awards as if Mr. Beal were still an employee of the Company while he is performing consulting services for the Company. The tables above summarize the Company’s activities pursuant to the Consulting Agreement with Mr. Beal.
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

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
March 31, 2011
Unaudited
Note N. Discontinued operations
     In March 2011, the Company sold its Bakken assets for cash consideration of approximately $195.9 million. The Company recognized a gain on the disposition of assets in discontinued operations of approximately $142.0 million.
     In December 2010, the Company sold certain of its non-core Permian Basin assets for cash consideration of approximately $103.3 million. The Company recorded a gain on the disposition of assets in discontinued operations of approximately $29.1 million.
     The Company has reflected the result of operations of these two divestitures as discontinued operations, rather than as a component of continuing operations. The following table represents the components of the Company’s discontinued operations for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
(in thousands)	2011	2010

Operating revenues:
Oil sales	$9,456	$9,937
Natural gas sales	68	2,890

Total operating revenues	9,524	12,827

Operating costs and expenses:
Oil and natural gas production	1,642	3,370
Exploration and abandonments	—	186
Depreciation, depletion and amortization (a)	2,107	3,684
Accretion of discount on asset retirement obligations (a)	8	59
Impairments of long-lived assets (a)	—	2,364
General and administrative (b)	—	(220)

Total operating costs and expenses	3,757	9,443

Income from operations	5,767	3,384
Other income (expense):
Gain on disposition of assets, net (a)	141,950	—

Income from discontinued operations before income taxes	147,717	3,384

Income tax benefit (expense):
Current	1,188	(1,525)
Deferred (a)	(57,717)	348

Income from discontinued operations, net of tax	$91,188	$2,207

(a)	Represents the significant non-cash components of discontinued operations.

(b)	Represents the fees received from third-parties for operating oil and natural gas properties that were sold. The Company reflects these fees as a reduction of general and administrative expenses.

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
March 31, 2011
Unaudited
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
     The following table is a reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
(in thousands)	2011	2010

Weighted average common shares outstanding:
Basic	102,242	88,831
Dilutive common stock options	—	962
Dilutive restricted stock	—	337

Diluted	102,242	90,130

     For the three months ended March 31, 2011, 853,582 shares of restricted stock and 1,123,058 stock options were antidilutive due to the Company’s net loss from continuing operations. For the three months ended March 31, 2010, 5,701 shares of restricted stock and 1,875 stock options were not included in the computation of diluted loss per share, as inclusion of these items would be antidilutive.

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
March 31, 2011
Unaudited
Note P. Other current liabilities
     The following table provides the components of the Company’s other current liabilities at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
(in thousands)	2011	2010

Other current liabilities:
Accrued production costs	$37,035	$31,149
Payroll related matters	12,621	13,790
Accrued interest	31,405	15,494
Asset retirement obligations	7,364	7,378
Settlements due on derivative instruments	19,298	7,371
Other	7,952	8,093

Other current liabilities	$115,675	$83,275

Note Q. Subsidiary guarantors
     Substantially all of the Company’s wholly-owned subsidiaries have fully and unconditionally guaranteed the senior notes of the Company (see Note J). In accordance with practices accepted by the United States Securities and Exchange Commission (the “SEC”), the Company has prepared Condensed Consolidating Financial Statements in order to quantify the assets, results of operations and cash flows of such subsidiaries as subsidiary guarantors. The following Condensed Consolidating Balance Sheets at March 31, 2011 and December 31, 2010, and Condensed Consolidating Statements of Operations for the three months ended March 31, 2011 and 2010 and Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2011 and 2010, present financial information for Concho Resources Inc. as the parent on a stand-alone basis (carrying any investments in subsidiaries under the equity method), financial information for the subsidiary guarantors on a stand-alone basis (carrying any investment in non-guarantor subsidiaries under the equity method), and the consolidation and elimination entries necessary to arrive at the information for the Company on a consolidated basis. All current and deferred income taxes are recorded on Concho Resources Inc., as the subsidiaries are flow-through entities for income tax purposes. The subsidiary guarantors are not restricted from making distributions to the parent company.

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
March 31, 2011
Unaudited
Condensed Consolidating Balance Sheet
March 31, 2011

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

ASSETS
Accounts receivable — related parties	$5,691,455	$475,515	$(6,166,746)	$224
Other current assets	78,909	340,132	—	419,041
Oil and natural gas properties, net	—	5,148,558	—	5,148,558
Property and equipment, net	—	44,978	—	44,978
Investment in subsidiaries	1,692,866	—	(1,692,866)	—
Other long-term assets	49,286	80,384	—	129,670

Total assets	$7,512,516	$6,089,567	$(7,859,612)	$5,742,471

LIABILITIES AND EQUITY
Accounts payable — related parties	$2,257,569	$3,909,577	$(6,166,746)	$400
Other current liabilities	238,544	450,066	—	688,610
Other long-term liabilities	909,185	37,058	—	946,243
Long-term debt	1,655,407	—	—	1,655,407
Equity	2,451,811	1,692,866	(1,692,866)	2,451,811

Total liabilities and equity	$7,512,516	$6,089,567	$(7,859,612)	$5,742,471

Condensed Consolidating Balance Sheet
December 31, 2010

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

ASSETS
Accounts receivable — related parties	$5,532,317	$534,447	$(6,066,595)	$169
Other current assets	51,084	279,380	—	330,464
Oil and natural gas properties, net	—	4,885,740	—	4,885,740
Property and equipment, net	—	28,047	—	28,047
Investment in subsidiaries	1,363,908	—	(1,363,908)	—
Other long-term assets	55,061	69,013	—	124,074

Total assets	$7,002,370	$5,796,627	$(7,430,503)	$5,368,494

LIABILITIES AND EQUITY
Accounts payable — related parties	$2,061,777	$4,006,015	$(6,066,595)	$1,197
Other current liabilities	115,662	390,130	—	505,792
Other long-term liabilities	772,536	36,574	—	809,110
Long-term debt	1,668,521	—	—	1,668,521
Equity	2,383,874	1,363,908	(1,363,908)	2,383,874

Total liabilities and equity	$7,002,370	$5,796,627	$(7,430,503)	$5,368,494

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
March 31, 2011
Unaudited
Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2011

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Total operating revenues	$—	$360,840	$—	$360,840
Total operating costs and expenses	(230,863)	(179,047)	—	(409,910)

Income (loss) from continuing operations	(230,863)	181,793	—	(49,070)
Interest expense	(29,660)	—	—	(29,660)
Other, net	329,158	(552)	(328,958)	(352)

Income (loss) from continuing operations before income taxes	68,635	181,241	(328,958)	(79,082)
Income tax (expense) benefit	(26,060)	56,529	—	30,469

Income (loss) from continuing operations	42,575	237,770	(328,958)	(48,613)
Income from discontinued operations, net of tax	—	91,188	—	91,188

Net income	$42,575	$328,958	$(328,958)	$42,575

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2010

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Total operating revenues	$—	$199,173	$—	$199,173
Total operating costs and expenses	15,943	(99,882)	—	(83,939)

Income from continuing operations	15,943	99,291	—	115,234
Interest expense	(11,065)	—	—	(11,065)
Other, net	102,602	(73)	(102,602)	(73)

Income from continuing operations before income taxes	107,480	99,218	(102,602)	104,096
Income tax (expense) benefit	(39,940)	1,177	—	(38,763)

Income from continuing operations	$67,540	$100,395	$(102,602)	$65,333
Income from discontinued operations, net of tax	—	2,207	—	2,207

Net income	$67,540	$102,602	$(102,602)	$67,540

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
March 31, 2011
Unaudited
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2011

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Net cash flows provided by operating activities	$19,510	$145,975	$—	$165,485
Net cash flows used in investing activities	(26,901)	(177,709)	—	(204,610)
Net cash flows provided by financing activities	7,894	31,755	—	39,649

Net increase in cash and cash equivalents	503	21	—	524
Cash and cash equivalents at beginning of period	46	338	—	384

Cash and cash equivalents at end of period	$549	$359	$—	$908

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2010

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Net cash flows provided by operating activities	$4,894	$132,333	$—	$137,227
Net cash flows used in investing activities	(10,168)	(125,128)	—	(135,296)
Net cash flows provided by (used in) financing activities	5,238	(3,415)	—	1,823

Net increase (decrease) in cash and cash equivalents	(36)	3,790	—	3,754
Cash and cash equivalents at beginning of period	48	3,186	—	3,234

Cash and cash equivalents at end of period	$12	$6,976	$—	$6,988

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
March 31, 2011
Unaudited
Note R. Subsequent events
     New commodity derivative contracts. In April 2011, the Company entered into the following oil price swaps to hedge additional amounts of its estimated future oil production:

	Aggregate	Index	Contract
	Volume	Price (a)	Period

Oil (volumes in Bbls):
Price swap	190,000	$111.41	05/01/11 -07/31/11
Price swap	736,000	$110.21	05/01/11 -12/31/11
Price swap	66,000	$111.80	08/01/11 -11/30/11
Price swap	176,000	$110.34	01/01/12 -11/30/12
Price swap	720,000	$108.00	01/01/12 -12/31/12

(a)	The index prices for the oil price swaps are based on the NYMEX-West Texas Intermediate monthly average futures price.

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
March 31, 2011
Unaudited
Note S. Supplementary information
Capitalized costs

	March 31,	December 31,
(in thousands)	2011	2010

Oil and natural gas properties:
Proved	$5,232,186	$4,982,316
Unproved	700,750	633,933
Less: accumulated depletion	(784,378)	(730,509)

Net capitalized costs for oil and natural gas properties	$5,148,558	$4,885,740

Costs incurred for oil and natural gas producing activities (a)

	Three Months Ended
	March 31,
(in thousands)	2011	2010

Property acquisition costs:
Proved	$65,918	$9,842
Unproved	57,208	5,356
Exploration	90,566	25,499
Development	193,717	111,706

Total costs incurred for oil and natural gas properties	$407,409	$152,403

(a)	The costs incurred for oil and natural gas producing activities includes the following amounts of asset retirement obligations:

	Three Months Ended
	March 31,
(in thousands)	2011	2010

Proved property acquisition costs	$148	$—
Exploration costs	320	68
Development costs	(5)	(2,200)

Total	$463	$(2,132)

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
     In March 2011, we sold our Bakken assets for cash consideration of approximately $195.9 million and recognized a gain on the disposition of assets (included in discontinued operations) of approximately $142.0 million. For the three months ended March 31, 2011, these assets produced an average of 1,369 barrels of oil equivalents (“Boe”) per day, of which approximately 95 percent was oil.
     In December 2010, we sold certain of our non-core Permian Basin assets for cash consideration of approximately $103.3 million and recognized a gain of approximately $29.1 million. For 2010, these assets produced an average of 1,393 Boe per day, of which approximately 46 percent was oil.
     In October 2010, we closed the Marbob and Settlement Acquisitions, as discussed in Note D of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited).” The results of these acquisitions are included in our results of operations for periods after their respective closing dates in October 2010. As a result, many comparisons between periods will be difficult.
     Certain statements in our discussion below are forward-looking statements. These forward-looking statements involve risks and uncertainties. We caution that a number of factors could cause actual results to differ materially from these implied or expressed by the forward-looking statements. Please see “Cautionary Statement Regarding Forward-Looking Statements.”
Overview
     We are an independent oil and natural gas company engaged in the acquisition, development and exploration of producing oil and natural gas properties. Our core operations are primarily focused in the Permian Basin of Southeast New Mexico and West Texas. We refer to our three core operating areas as the (i) New Mexico Shelf, where we primarily target the Yeso and Lower Abo formations, (ii) Delaware Basin, where we primarily target the Bone Spring formation, and (iii) Texas Permian, where we primarily target the Wolfberry, a term applied to the combined Wolfcamp and Spraberry horizons. Oil comprised 65 percent of our 323.5 million barrels of oil equivalents (“MMBoe”) of estimated proved reserves at December 31, 2010, and 62 percent of our 5.2 MMBoe of production for the three months ended March 31, 2011. We seek to operate the wells in which we own an interest, and we operated wells that accounted for 92.3 percent of our proved developed producing PV-10 and 69.8 percent of our 5,196 gross wells at December 31, 2010. By controlling operations, we are able to more effectively manage the cost and timing of exploration and development of our properties, including the drilling and stimulation methods used.
Financial and Operating Performance
     Our financial and operating performance for the three months ended March 31, 2011 included the following:
•	Net income was $42.6 million ($0.42 per diluted share), as compared to $67.5 million ($0.76 per diluted share) during the three months ended March 31, 2010. The decrease in earnings is primarily due to:
•	$248.7 million increase in net losses on derivatives not designated as hedges, significantly the result of substantial increases in the forward looking commodity prices during the first quarter of 2011;

•	$30.3 million increase in oil and natural gas production costs due in part to the increase in (i) the number of wells between periods as a result of our drilling activities and our acquisition of producing properties and (ii) oil and natural gas revenues in 2011 which directly increases our oil and natural gas production taxes;

•	$18.6 million increase in interest expense due to (i) increased debt levels during 2011, primarily related to 2010 acquisitions, and (ii) an increase in our overall interest rate, primarily from the higher interest rates on our various senior notes as compared to interest rates on borrowings on our credit facility, offset by;

•	$161.6 million increase in oil and natural gas revenues primarily as a result of a 71 percent increase in production. The production increase was offset during February 2011 when we experienced interruptions in production on most of our properties located in the Permian Basin due to sustained sub-freezing temperatures which caused operational problems with third party natural gas processing plants and the operational effectiveness of our well equipment. We estimate that these interruptions reduced our first quarter 2011 production by approximately 350 to 400 thousand barrels of oil equivalents (“MBoe”);

•	$142.0 million gain from the divestiture of our Bakken assets, included in discontinued operations.
•	Average daily sales volumes from continuing operations increased by 71 percent, from 33,143 Boe per day during the first quarter of 2010 to 56,722 Boe per day during the first quarter of 2011. The increase is primarily attributable to (i) our acquisitions in 2010 and 2011 and (ii) our successful drilling efforts during 2010 and 2011, offset by the previously discussed interruptions in production during the first quarter of 2011 and asset sales.

•	Long-term debt decreased by $13.1 million during the first quarter of 2011.

•	At March 31, 2011, our availability under our credit facility was approximately $1.4 billion.
Commodity Prices
     Our results of operations are heavily influenced by commodity prices. Factors that may impact future commodity prices, including the price of oil and natural gas, include:
•	developments generally impacting the Middle East, including Iraq and Iran;

•	the extent to which members of the Organization of Petroleum Exporting Countries and other oil exporting nations are able to continue to manage oil supply through export quotas;

•	the overall global demand for oil; and

•	the overall North American natural gas supply and demand fundamentals, including:
•	the United States economy,

•	weather conditions, and

•	liquefied natural gas deliveries to the United States.
     Although we cannot predict the occurrence of events that may affect future commodity prices or the degree to which these prices will be affected, the prices for any commodity that we produce will generally approximate current market prices in the geographic region of the production. From time to time, we expect that we may use derivative financial instruments to economically hedge a portion of our commodity price risk to mitigate the impact of price volatility on our business. See Note I of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding our commodity hedge positions at March 31, 2011.

     Oil and natural gas prices have been subject to significant fluctuations during the past several years. In general, oil prices were significantly higher during the comparable periods of 2011 measured against 2010, while natural gas prices were moderately lower. The following table sets forth the average NYMEX oil and natural gas prices for the three months ended March 31, 2011 and 2010, as well as the high and low NYMEX prices for the same periods:

	Three Months Ended
	March 31,
	2011	2010

Average NYMEX prices:
Oil (Bbl)	$94.26	$78.61
Natural gas (MMBtu)	$4.20	$5.03

High and Low NYMEX prices:
Oil (Bbl):
High	$106.72	$83.76
Low	$84.32	$71.19
Natural gas (MMBtu):
High	$4.74	$6.01
Low	$3.78	$3.84
     Further, the NYMEX oil price and NYMEX natural gas price reached highs and lows of $112.79 and $107.94 per Bbl and $4.36 and $4.23 per MMBtu, respectively, during the period from March 31, 2011 to May 3, 2011. At May 3, 2011, the NYMEX oil price and NYMEX natural gas price were $111.05 per Bbl and $4.67 per MMBtu, respectively.
Recent Events
     Short-term interruptions in production. During February 2011, we experienced interruptions in production on most of our properties located in the Permian Basin due to sustained sub-freezing temperatures which caused operational problems with third party natural gas processing plants and the operational effectiveness of our well equipment. We estimate that these interruptions reduced our first quarter 2011 production by approximately 350 to 400 MBoe.
     Bakken divestiture. In March 2011, we sold our Bakken assets for cash consideration of approximately $195.9 million and recognized a gain on the disposition of assets (included in discontinued operations) of approximately $142.0 million. For 2011, these assets produced an average of 1,369 Boe per day, of which approximately 95 percent was oil. The proved reserves of these assets were approximately 8.2 MMBoe at closing.
     Credit facility amendment. On April 25, 2011, we amended our credit facility to (i) extend the maturity date by approximately three years to April 2016, (ii) increase the borrowing base from $2.0 billion to $2.5 billion, but keeping our commitments from our bank group at $2.0 billion and (iii) provide us with the ability to issue up to an additional $1.0 billion in senior notes with no adjustment to our borrowing base if the notes are issued prior to May 2012. We paid our bank group approximately $11.5 million associated with the amendment to increase the borrowing base. At March 31, 2011, we had borrowings outstanding under our credit facility of approximately $0.6 billion, and our availability under our credit facility was approximately $1.4 billion, which was unaffected by the amendment.
     2011 capital budget. In November 2010, we announced our 2011 capital budget of approximately $1.1 billion. We increased our expected 2011 capital expenditures to total approximately $1.35 billion (which does not include the costs of acquisitions other than customary leasehold purchases of acreage). The increase is a result of (i) additional drilling of wells in our Delaware Basin, (ii) incremental drilling on Wolfberry assets acquired in the first quarter of 2011, (iii) additional planned expenditures on acquisition of customary leasehold acquisitions and (iv) inflation of service costs, primarily the completion costs. Cost inflation is being experienced industry wide and particularly in the Permian Basin due to increase activity levels. Based on current commodity prices and our expectation, we believe our 2011 planned capital expenditures, excluding the effects of acquisitions, will exceed our 2011 cash flow. As our size and financial flexibility have grown, we now take a longer-term view on spending substantially within our cash flow, and our spending during any specific period may exceed our cash flow for that period. However, our capital budget is largely discretionary, and if we experience sustained oil and natural gas prices significantly below the current levels or substantial increases in our costs, we may reduce our capital spending program to be substantially within our cash flow.

     Our capital budget does not include acquisitions (other than the customary purchase of leasehold acreage). The following is a summary of our 2011 capital budget and estimated 2011 capital expenditure plans:

		Current
		2011
	2011	Planned
(in millions)	Budget	Expenditures

Core Operating Areas:
New Mexico Shelf	$579	$644
Delaware Basin	145	252
Texas Permian	219	276
Acquisition of leasehold acreage, geological and geophysical and other	61	75	(a)
Facilities and other capital in our core operating areas	100	100

Total	$1,104	$1,347

(a)	Excludes approximately $95 million of acquisitions of producing oil and natural gas assets we acquired in the first quarter of 2011. We do not budget for these types of acquisitions.
Derivative Financial Instruments
     Derivative financial instrument exposure. At March 31, 2011, the fair value of our financial derivatives was a net liability of $345.2 million. All of our counterparties to these financial derivatives are parties to our credit facility and have their outstanding debt commitments and derivative exposures collateralized pursuant to our credit facility. Under the terms of our financial derivative instruments and their collateralization under our credit facility, we do not have exposure to potential “margin calls” on our financial derivative instruments. We currently have no reason to believe that our counterparties to these commodity derivative contracts are not financially viable. Our credit facility does not allow us to offset amounts we may owe a lender against amounts we may be owed related to our financial instruments with such party.

     New commodity derivative contracts. During the three months ended March 31, 2011, we entered into additional commodity derivative contracts to hedge a portion of our estimated future production. The following table summarizes information about these additional commodity derivative contracts for the three months ended March 31, 2011. When aggregating multiple contracts, the weighted average contract price is disclosed.

	Aggregate	Index	Contract
	Volume	Price(a)	Period

Oil (volumes in Bbls):
Price swap	115,000	$96.65	03/01/11-11/30/11
Price swap	200,000	$97.20	03/01/11-12/31/11
Price swap	45,000	$99.35	01/01/12-03/31/12
Price swap	180,000	$99.00	01/01/12-12/31/12
Price swap	300,000	$99.00	07/01/12-09/30/12
Price swap	255,000	$99.00	10/01/12-12/31/12
Price swap	2,100,000	$100.06	01/01/13-12/31/13

(a)	The index prices for the oil price swaps are based on the NYMEX-West Texas Intermediate monthly average futures price.
In April 2011, we entered into the following oil price swaps to hedge additional amounts of our estimated future oil production:

	Aggregate	Index	Contract
	Volume	Price(a)	Period

Oil (volumes in Bbls):
Price swap	190,000	$111.41	05/01/11 -07/31/11
Price swap	736,000	$110.21	05/01/11 -12/31/11
Price swap	66,000	$111.80	08/01/11 -11/30/11
Price swap	176,000	$110.34	01/01/12 -11/30/12
Price swap	720,000	$108.00	01/01/12 -12/31/12

(a)	The index prices for the oil price swaps are based on the NYMEX-West Texas Intermediate monthly average futures price.

Results of Operations
     The following table sets forth summary information from our continuing operations concerning our production and operating data for the three months ended March 31, 2011 and 2010. The data in this table excludes results from the Marbob and Settlement Acquisitions for periods prior to their respective close dates in October 2010. Also, the table below excludes production and operating data that we have classified as discontinued operations, which is more fully described in Note N of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited).”

	Three Months Ended
	March 31,
	2011	2010

Production and operating data:
Net production volumes:
Oil (MBbl)	3,110	2,030
Natural gas (MMcf)	11,970	5,717
Total (MBoe)	5,105	2,983

Average daily production volumes:
Oil (Bbl)	34,556	22,556
Natural gas (Mcf)	133,000	63,522
Total (Boe)	56,722	33,143

Average prices:
Oil, without derivatives (Bbl)	$90.81	$75.27
Oil, with derivatives (Bbl) (a)	$80.45	$70.27
Natural gas, without derivatives (Mcf)	$6.55	$8.11
Natural gas, with derivatives (Mcf) (a)	$6.98	$8.20
Total, without derivatives (Boe)	$70.68	$66.77
Total, with derivatives (Boe) (a)	$65.37	$63.54

Operating costs and expenses per Boe:
Lease operating expenses and workover costs	$6.67	$5.56
Oil and natural gas taxes	$5.80	$5.61
Depreciation, depletion and amortization	$17.69	$16.81
General and administrative	$4.19	$4.62

(a)	Includes the effect of the cash settlements received from (paid on) commodity derivatives not designated as hedges and reported in operating costs and expenses. The following table reflects the amounts of cash settlements received from (paid on) commodity derivatives not designated as hedges that were included in computing average prices with derivatives and reconciles to the amount in gain (loss) on derivatives not designated as hedges as reported in the consolidated statements of operations:

	Three Months Ended
	March 31,
(in thousands)	2011	2010

Gain (loss) on derivatives not designated as hedges:
Cash payments on oil derivatives	$(32,230)	$(10,133)
Cash receipts from natural gas derivatives	5,129	506
Cash payments on interest rate derivatives	(1,195)	(1,213)
Unrealized mark-to-market gain (loss) on commodity and interest rate derivatives	(204,846)	26,413

Gain (loss) on derivatives not designated as hedges	$(233,142)	$15,573

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

     The following table sets forth summary information from our discontinued operations concerning our production and operating data for the three months ended March 31, 2011 and 2010. The discontinued operations presentation is the result of reclassifying the results of operations from our December 2010 Permian divestiture and March 2011 Bakken divestiture from continuing operations for GAAP purposes, which is more fully described in Note N of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited).”

	Three Months Ended
	March 31,
	2011	2010

Production and operating data:
Net production volumes:
Oil (MBbl)	117	140
Natural gas (MMcf)	37	524
Total (MBoe)	123	227

Average daily production volumes:
Oil (Bbl)	1,300	1,556
Natural gas (Mcf)	411	5,822
Total (Boe)	1,369	2,526

Average prices:
Oil, without derivatives (Bbl)	$80.82	$70.98
Oil, with derivatives (Bbl)	$80.82	$70.98
Natural gas, without derivatives (Mcf)	$1.84	$5.52
Natural gas, with derivatives (Mcf)	$1.84	$5.52
Total, without derivatives (Boe)	$77.43	$56.51
Total, with derivatives (Boe)	$77.43	$56.51

Operating costs and expenses per Boe:
Lease operating expenses and workover costs	$3.85	$9.47
Oil and natural gas taxes	$9.50	$5.37
Depreciation, depletion and amortization	$17.13	$16.23
General and administrative	$—	$(0.97)	(a)

(a)	Represents the fees received from third-parties for operating oil and natural gas properties that were sold. We reflect these fees as a reduction of general and administrative expenses.

     The following table presents selected financial and operating information for the fields which represented greater than 15 percent of our total proved reserves at December 31, 2010 and 2009, respectively:

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
	West	Grayburg	West	Grayburg
	Wolfberry	Jackson	Wolfberry	Jackson
Production and operating data:
Net production volumes:
Oil (MBbl)	544	312	330	409
Natural gas (MMcf)	1,394	969	985	1,147
Total (MBoe)	776	474	494	600

Average prices:
Oil, without derivatives (Bbl)	$91.87	$91.04	$76.76	$75.38
Natural gas, without derivatives (Mcf)	$7.81	$7.89	$8.37	$8.10
Total, without derivatives (Boe)	$78.38	$76.12	$67.94	$66.86

Production costs per Boe:
Lease operating expenses including workovers	$4.41	$9.08	$4.67	$5.65
Oil and natural gas taxes	$4.98	$6.58	$4.53	$5.74

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
     Oil and natural gas revenues. Revenue from oil and natural gas operations was $360.8 million for the three months ended March 31, 2011, an increase of $161.6 million (81 percent) from $199.2 million for the three months ended March 31, 2010. This increase was primarily due to increases in realized oil prices and increased production (i) as a result of the Marbob and Settlement Acquisitions and (ii) due to successful drilling efforts during 2010 and 2011, offset by the previously discussed production interruptions in the first quarter of 2011. Specifically the:
•	average realized oil price (excluding the effects of derivative activities) was $90.81 per Bbl during the three months ended March 31, 2011, an increase of 21 percent from $75.27 per Bbl during the three months ended March 31, 2010;

•	total oil production was 34.6 MBbl for the three months ended March 31, 2011, an increase of 12.0 MBbl (53 percent) from 22.6 MBbl for the three months ended March 31, 2010;

•	average realized natural gas price (excluding the effects of derivative activities) was $6.55 per Mcf during the three months ended March 31, 2011, a decrease of 19 percent from $8.11 per Mcf during the three months ended March 31, 2010. Our natural gas prices have been significantly higher than the related NYMEX prices primarily due to the value of the natural gas liquids in our liquids-rich natural gas stream; and

•	total natural gas production was 133.0 MMcf for the three months ended March 31, 2011, an increase of 69.5 MMcf (109 percent) from 63.5 MMcf for the three months ended March 31, 2010.
     Production expenses. The following table provides the components of our total oil and natural gas production costs for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011		2010
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

Lease operating expenses	$33,913	$6.65	$16,226	$5.44
Taxes:
Ad valorem	2,666	0.52	2,537	0.85
Production	26,952	5.28	14,196	4.76
Workover costs	127	0.02	371	0.12

Total oil and natural gas production expenses	$63,658	$12.47	$33,330	$11.17

     Among the cost components of production expenses, in general, we have some control over lease operating expenses and workover costs on properties we operate, but production and ad valorem taxes are directly related to commodity price changes.
     Lease operating expenses were $33.9 million ($6.65 per Boe) for the three months ended March 31, 2011, an increase of $17.7 million (109 percent) from $16.2 million ($5.44 per Boe) for the three months ended March 31, 2010. The increase in lease operating expenses was primarily due to (i) our wells successfully drilled and completed in 2010 and 2011, (ii) the Marbob and Settlement Acquisitions which closed in October 2010 and (iii) to a lesser extent our under accrual of estimated costs at December 31, 2010 of approximately $4.3 million ($0.84 per Boe). The increase in lease operating expenses per Boe was primarily due to (i) cost increases in services and supplies primarily related to increase in commodity prices, (ii) the effect of the previously discussed under accrual of costs, offset in part by additional production from our wells successfully drilled and completed in 2010 and 2011 where we are receiving benefits from economies of scale.
     Ad valorem taxes have increased primarily as a result of increased valuations of our Texas properties and the increase in our number of wells primarily associated with 2010 and 2011 drilling activity in Texas.

     Production taxes per unit of production were $5.28 per Boe during the three months ended March 31, 2011, an increase of 11 percent from $4.76 per Boe during the three months ended March 31, 2010. The increase was directly related to our increased revenues. Over the same period, our per Boe commodity prices (excluding the effects of derivatives) increased 6 percent.
     Workover expenses were approximately $0.1 million and $0.4 million for the three months ended March 31, 2011 and 2010, respectively. The 2011 amounts related primarily to workovers in the Texas Permian area, while the 2010 amounts related primarily to activity in both the Texas Permian and New Mexico Shelf areas performed to increase production.
     Exploration and abandonments expense. The following table provides a breakdown of our exploration and abandonments expense for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(in thousands)	2011	2010

Geological and geophysical	$588	$661
Exploratory dry holes	12	39
Leasehold abandonments and other	126	409

Total exploration and abandonments	$726	$1,109

     Our geological and geophysical expense, which primarily consists of the costs of acquiring and processing seismic data, geophysical data and core analysis, was $0.6 million and $0.7 million for the three months ended March 31, 2011 and 2010, respectively.
     Depreciation, depletion and amortization expense. The following table provides components of our depreciation, depletion and amortization expense for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011		2010
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

Depletion of proved oil and natural gas properties	$88,943	$17.42	$49,083	$16.45
Depreciation of other property and equipment	958	0.19	689	0.23
Amortization of intangible asset — operating rights	387	0.08	387	0.13

Total depletion, depreciation and amortization	$90,288	$17.69	$50,159	$16.81

Oil price used to estimate proved oil reserves at period end	$80.04		$66.13
Natural gas price used to estimate proved natural gas reserves at period end	$4.11		$3.99
     Depletion of proved oil and natural gas properties was $88.9 million ($17.42 per Boe) for the three months ended March 31, 2011, an increase of $39.8 million (81 percent) from $49.1 million ($16.45 per Boe) for the three months ended March 31, 2010. The increase in depletion expense was primarily due to capitalized costs associated with new wells that were successfully drilled and completed in 2010 and 2011 and the Marbob and Settlement Acquisitions, and was offset in part by the increase in the oil and natural gas prices between the periods utilized to determine proved reserves.
     The amortization of the intangible asset is a result of the value assigned to the operating rights that we acquired in the July 2008 acquisition of Henry Petroleum LP and certain entities and individuals affiliated with Henry Petroleum LP (collectively the “Henry Entities”). The intangible asset is currently being amortized over an estimated life of 25 years.
     Impairment of long-lived assets. We periodically review our long-lived assets to be held and used, including proved oil and natural gas properties accounted for under the successful efforts method of accounting. Due primarily to downward adjustments to the economically recoverable proved reserves associated with declines in commodity prices and well performance, we recognized a non-cash charge against earnings of approximately $0.3 million during the three months ended March 31, 2010, which was primarily attributable to natural gas related properties in our New Mexico Shelf and Texas Permian areas. For the three months ended March 31, 2011, we did not recognize any impairment.
     General and administrative expenses. The following table provides components of our general and administrative expenses for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011		2010
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

General and administrative expenses — recurring	$19,511	$3.82	$11,121	$3.73
Non-recurring bonus paid to Henry Entities’ employees	—	—	2,468	0.83
Non-cash stock-based compensation	4,468	0.88	2,831	0.95
Less: Third-party operating fee reimbursements	(2,587)	(0.51)	(2,642)	(0.89)

Total general and administrative expenses	$21,392	$4.19	$13,778	$4.62

     General and administrative expenses were $21.4 million ($4.19 per Boe) for the three months ended March 31, 2011, an increase of $7.6 million (55 percent) from $13.8 million ($4.62 per Boe) for the three months ended March 31, 2010. The increase in general and administrative expenses was primarily due to (i) an increase in non-cash stock-based compensation for stock-based compensation awards and (ii) an increase in the number of employees and related personnel expenses to handle our increased activities, partially offset by no non-recurring bonus due to the former Henry Entities’ employees during the three months ended March 31, 2011. The decrease in total general and administrative expenses per Boe was primarily due to increased production associated with (i) additional production from our wells successfully drilled and completed in 2010 and 2011 and (ii) additional production from our Marbob and Settlement Acquisitions for which we added an incremental number of administrative personnel.
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
     We earn reimbursements as operator of certain oil and natural gas properties in which we own interests. As such, we earned reimbursements of $2.6 million during the three months ended March 31, 2011 and 2010. This reimbursement is reflected as a reduction of general and administrative expenses in the consolidated statements of operations.

     (Gain) loss on derivatives not designated as hedges. The following table sets forth the cash settlements and the non-cash mark-to-market adjustments for the derivative contracts not designated as hedges for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
(in thousands)	2011	2010

Cash payments (receipts):
Commodity derivatives — oil	$32,230	$10,133
Commodity derivatives — natural gas	(5,129)	(506)
Financial derivatives — interest	1,195	1,213

Mark-to-market (gain) loss:
Commodity derivatives — oil	201,508	(1,438)
Commodity derivatives — natural gas	4,223	(27,187)
Financial derivatives — interest	(885)	2,212

(Gain) loss on derivatives not designated as hedges	$233,142	$(15,573)

     Interest expense. The following table sets forth interest expense, weighted average interest rates and weighted average debt balances for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
(dollars in thousands)	2011	2010

Interest expense	$29,660	$11,065
Weighted average interest rate	5.8%	5.2%
Weighted average debt balance	$1,710,406	$711,111
     The increase in weighted average debt balance during the three months ended March 31, 2011 was due primarily to borrowings in October 2010 to fund the cash consideration for the Marbob and Settlement Acquisitions. The increase in interest expense is due to (i) an increase in the weighted average debt balance between periods and (ii) an increase of $2.5 million in amortization of capitalized loan costs, primarily associated with the financing costs of the Marbob Acquisition and the December 2010 issuance of senior notes due 2021. The increase in the weighted average interest rate is primarily due to the issuance of our senior notes.
     Income tax provisions. We recorded an income tax benefit of $30.5 million and income tax expense of $38.8 million for the three months ended March 31, 2011 and 2010, respectively. The effective income tax rate for the three months ended March 31, 2011 and 2010 was 38.5 percent and 37.2 percent, respectively.

     Income from discontinued operations, net of tax. We made the following divestitures:

		Net
(dollars in millions)	Date Divested	Proceeds	Gain

Description of Asset Group:
Permian Basin Assets	December 2010	$103.3	$29.1
Bakken Assets	March 2011	$195.9	$142.0
     As a result, we have reflected the results of operations of these divested assets as discontinued operations, rather than as a component of continuing operations. See Note N of the Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding these divestitures and their discontinued operations.
     The results of operations of these assets and the related gain on the Bakken disposition are reported as discontinued operations in the accompanying consolidated statements of operations, described in more detail in Note N of the Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited).” We recognized income from discontinued operations of $91.2 million and $2.2 million for the three months ended March 31, 2011 and 2010, respectively. In 2011, income from discontinued operations included a pre-tax gain of the sale of these assets of approximately $142.0 million.

Capital Commitments, Capital Resources and Liquidity
     Capital commitments. Our primary needs for cash are development, exploration and acquisition of oil and natural gas assets, payment of contractual obligations and working capital obligations. Funding for these cash needs may be provided by any combination of internally-generated cash flow, financing under our credit facility and proceeds from the disposition of assets or alternative financing sources, as discussed in “— Capital resources” below.
     Oil and natural gas properties. Our costs incurred on oil and natural gas properties, excluding acquisitions and asset retirement obligations, during the three months ended March 31, 2011 and 2010 totaled $284.0 million and $139.3 million, respectively, as compared to the comparable amount in cash flows used by investing activities of $259.0 million and $113.7 million for the respective periods. The primary reason for the differences in the costs incurred and cash flow expenditures is the timing of payments. These 2011 expenditures were funded in part from borrowings under our credit facility.
     In November 2010, we announced our 2011 capital budget of approximately $1.1 billion. We increased our expected 2011 capital expenditures to total approximately $1.35 billion (which does not include the costs of acquisitions other than customary leasehold purchases of acreage). The increase is a result of (i) additional drilling of wells in our Delaware Basin, (ii) incremental drilling on Wolfberry assets acquired in the first quarter of 2011, (iii) additional planned expenditures on acquisition of customary leasehold acquisitions and (iv) inflation of service costs, primarily the completion costs. Cost inflation is being experienced industry wide and particularly in the Permian Basin due to increase activity levels. Based on current commodity prices and our expectation, we believe our 2011 planned capital expenditures, excluding the effects of acquisitions, will exceed our 2011 cash flow. As our size and financial flexibility have grown, we now take a longer-term view on spending substantially within our cash flow, and our spending during any specific period may exceed our cash flow for that period. However, our capital budget is largely discretionary, and if we experience sustained oil and natural gas prices significantly below the current levels or substantial increases in our costs, we may reduce our capital spending program to be substantially within our cash flow.
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
     Acquisitions. Our expenditures for acquisitions of proved and unproved properties during the three months ended March 31, 2011 and 2010 totaled approximately $123.1 million and $15.2 million, respectively. The acquisitions of proved properties during the three months ended March 31, 2011 primarily relate to additional Wolfberry assets. Expenditures for leasehold acreage acquisitions (which are expenditures we generally provide for in the budget) included in the total above were approximately $27.8 million and $5.4 million for the three months ended March 31, 2011 and 2010, respectively.
     Divestitures. In March 2011, we sold our Bakken assets for cash consideration of approximately $195.9 million and recognized a gain on the disposition of assets (included in discontinued operations) of approximately $142.0 million. For 2011, these assets produced an average of approximately 1,369 Boe per day, of which approximately 95 percent was oil. We used the net proceeds from this divestiture to initially repay a portion of the outstanding borrowings under our credit facility.
     In December 2010, we sold certain of our non-core Permian Basin assets for cash consideration of approximately $103.3 million and recognized a gain of approximately $29.1 million. For 2010, these assets produced an average of approximately 1,393 Boe per day, of which approximately 46 percent was oil. We used the net proceeds from this divestiture to initially repay a portion of the outstanding borrowings under our credit facility.
     Contractual obligations. Our contractual obligations include long-term debt, cash interest expense on debt, operating lease obligations, drilling commitments, employment agreements with executive officers, derivative liabilities and other obligations. Since December 31, 2010, the material changes in our contractual obligations included a $13.0 million decrease in outstanding long-term borrowings, a $3.8 million decrease in cash interest expense on debt and a $204.8 million increase in our net commodity derivative liability. See Note J of Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding our long-term debt and “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for information regarding the interest on our long-term debt and information on changes in the fair value of our open derivative obligations during the three months ended March 31, 2011.
     Off-balance sheet arrangements. Currently, we do not have any material off-balance sheet arrangements.
     Capital resources. Our primary sources of liquidity have been cash flows generated from operating activities (including the cash settlements received from (paid on) derivatives not designated as hedges presented in our investing activities) and financing provided by our credit facility. We currently believe that our cash flows will not meet both our short-term working capital requirements and our current 2011 capital expenditure plans. We believe we have adequate availability under our credit facility to fund any cash flow deficits, though we could reduce our capital spending program to remain substantially within our cash flow.
     The following table summarizes our net increase in cash and cash equivalents for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
(in thousands)	2011	2010

Net cash provided by operating activities	$165,485	$137,227
Net cash used in investing activities	(204,610)	(135,296)
Net cash provided by financing activities	39,649	1,823

Net increase in cash and cash equivalents	$524	$3,754

     Cash flow from operating activities. Our net cash provided by operating activities was $165.5 million and $137.2 million for the three months ended March 31, 2011 and 2010, respectively. The increase in operating cash flows during the three months ended March 31, 2011 over the same period in 2010 was principally due to increases in average realized oil prices coupled with increased production, offset by cost increases in services and supplies primarily related to the increase in oil prices. Our net cash provided by operating activities also includes reductions of $89.6 million and $4.6 million for the three months ended March 31, 2011 and 2010, respectively, associated with changes in working capital items. Changes in working capital items adjusts for the timing of receipts and payments of actual cash.
     Cash flow used in investing activities. During the three months ended March 31, 2011 and 2010, we invested $354.2 million and $124.1 million, respectively, for additions to, and acquisitions of, oil and natural gas properties, inclusive of dry hole costs. Cash flows used in investing activities were higher during the three months ended March 31, 2011 over 2010, due to an increase in our capital expenditures on oil and natural gas properties, offset by the proceeds from the sale of our divested assets in the first quarter of 2011.
     Cash flow from financing activities. Net cash provided by financing activities was $39.7 million and $1.8 million for the three months ended March 31, 2011 and 2010, respectively. During the three months ended March 31, 2011, we reduced our outstanding balance on our credit facility by $13.0 million primarily using the $195.9 million of proceeds from the sale of our Bakken assets, offset by our capital expenditures exceeding our operating cash flow in the first quarter of 2011. During the three months ended March 31, 2010, we made net payments of $220 million on our credit facility, primarily funded by our issuance of 5.3 million shares of our common stock for approximately $219.3 million in the first quarter of 2010.
     Our credit facility, as amended, has a maturity date of April 25, 2016 (previously July 31, 2013). At March 31, 2011, we had no letters of credit outstanding under the credit facility, and our availability to borrow additional funds was approximately $1.4 billion based on the bank commitments of $2.0 billion. On April 25, 2011, we entered into an amendment to our credit facility to increase the borrowing base from $2.0 billion to $2.5 billion and maintained our commitments from our bank group at $2.0 billion. The next scheduled borrowing base redetermination will be in October 2011. Between scheduled borrowing base redeterminations, we and, if requested by 66 2/3 percent of the lenders, the lenders, may each request one special redetermination.
     Advances on the Credit Facility bear interest, at our option, based on (i) the prime rate of JPMorgan Chase Bank (“JPM Prime Rate”) (3.25 percent at March 31, 2011) or (ii) a Eurodollar rate (substantially equal to the London Interbank Offered Rate). The Credit Facility’s interest rates of Eurodollar rate advances and JPM Prime Rate advances varied, with interest margins ranging from 150 to 250 basis points and 50 to 150 basis points, respectively, per annum depending on the debt balance outstanding. We pay commitment fees on the unused portion of the available commitment ranging from 37.5 to 50 basis points per annum, depending on utilization of the commitments.
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
     Liquidity. Our principal sources of short-term liquidity are cash on hand and available borrowing capacity under our credit facility. At March 31, 2011, we had $0.9 million of cash on hand.
     At March 31, 2011, the commitments under our credit facility were $2.0 billion (which remained unchanged as part of our April 2011 amendment, previously discussed), which provided us with approximately $1.4 billion of available borrowing capacity. In April 2011, we amended our credit facility, which primarily (i) increased our borrowing base $500 million to $2.5 billion (kept our $2.0 billion in commitments from our bank group in place) until the next borrowing base redetermination in October 2011, (ii) extended maturity approximately three years to April 2016, (iii) improved our pricing grid and (iv) allows us to issue up to an additional $1.0 billion in senior notes.
     Upon a redetermination, our borrowing base could be substantially reduced. There is no assurance that our borrowing base will not be reduced, which could affect our liquidity.
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
     Book capitalization and current ratio. Our book capitalization at March 31, 2011 was $4.1 billion, consisting of debt of $1.7 billion and stockholders’ equity of $2.4 billion. Our debt to book capitalization was 40.3 percent and 41.2 percent at March 31, 2011 and December 31, 2010, respectively. Our ratio of current assets to current liabilities was 0.61 to 1.0 at March 31, 2011 as compared to 0.65 to 1.0 at December 31, 2010.
     Inflation and changes in prices. Our revenues, the value of our assets, and our ability to obtain bank financing or additional capital on attractive terms have been and will continue to be affected by changes in commodity prices and the costs to produce our reserves. Commodity prices are subject to significant fluctuations that are beyond our ability to control or predict. During the three months ended March 31, 2011, we received an average of $90.81 per barrel of oil and $6.55 per Mcf of natural gas before consideration of commodity derivative contracts compared to $75.27 per barrel of oil and $8.11 per Mcf of natural gas in the three months ended March 31, 2010. Although certain of our costs are affected by general inflation, inflation does not normally have a significant effect on our business. In a trend that began in 2004 and continued through the first six months of 2008, commodity prices for oil and natural gas increased significantly. The higher prices led to increased activity in the industry and, consequently, rising costs. These cost trends have put pressure not only on our operating costs but also on capital costs. We expect these costs to reflect upward pressure during 2011 as a result of the improvements in oil prices in 2010 and the early part of 2011.

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
     There have been no material changes in our critical accounting policies and procedures during the three months ended March 31, 2011. See our disclosure of critical accounting policies in “Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the United States Securities and Exchange Commission (the “SEC”) on February 25, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our Annual Report on Form 10-K for the year ended December 31, 2010.
     We are exposed to a variety of market risks including credit risk, commodity price risk and interest rate risk. We address these risks through a program of risk management which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we are a party at March 31, 2011, and from which we may incur future gains or losses from changes in market interest rates or commodity prices and losses from extension of credit. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
     Commodity price risk. We are exposed to market risk as the prices of oil and natural gas are subject to fluctuations resulting from changes in supply and demand. To reduce our exposure to changes in the prices of oil and natural gas we have entered into, and may in the future enter into additional commodity price risk management arrangements for a portion of our oil and natural gas production. The agreements that we have entered into generally have the effect of providing us with a fixed price for a portion of our expected future oil and natural gas production over a fixed period of time. Our commodity price risk management activities could have the effect of reducing net income and the value of our common stock. An average increase in the commodity price of $10.00 per barrel of oil and $1.00 per MMBtu for natural gas from the commodity prices at March 31, 2011, would have increased the net unrealized loss on our commodity price risk management contracts by approximately $209 million.
     At March 31, 2011, we had (i) oil price swaps that settle on a monthly basis covering future oil production from April 1, 2011 through June 30, 2015 and (ii) a natural gas price swap and natural gas basis swaps covering future natural gas production from April 1, 2011 to December 31, 2012. See Note I of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information on our commodity derivative contracts. The average NYMEX oil price and average NYMEX natural gas prices for the three months ended March 31, 2011 was $94.26 per Bbl and $4.20 per MMBtu, respectively. At May 3, 2011, the NYMEX oil price and NYMEX natural gas price were $111.05 per Bbl and $4.67 per MMBtu, respectively. A decrease in oil and natural gas prices would decrease the fair value liability of our commodity derivative contracts from their recorded balance at March 31, 2011. Changes in the recorded fair value of the undesignated commodity derivative contracts are marked to market through earnings as unrealized gains or losses. The potential decrease in our fair value liability would be recorded in earnings as an unrealized gain. However, an increase in the average NYMEX oil and natural gas price above those at March 31, 2011, would result in an increase in our fair value liability and be recorded as an unrealized loss in earnings. We are currently unable to estimate the effects on the earnings of future periods resulting from changes in the market value of our commodity derivative contracts.
     Interest rate risk. Our exposure to changes in interest rates relates primarily to debt obligations. We manage our interest rate exposure by limiting our variable-rate debt to a certain percentage of total capitalization and by monitoring the effects of market changes in interest rates. To reduce our exposure to changes in interest rates we have entered into, and may in the future enter into additional, interest rate risk management arrangements for a portion of our outstanding debt. The agreements that we have entered into generally have the effect of providing us with a fixed interest rate for a portion of our variable rate debt. We may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to existing debt issues. Interest rate derivatives are used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio. We are exposed to changes in interest rates as a result of our credit facility, and the terms of our credit facility require us to pay higher interest rate margins as we utilize a larger percentage of our available borrowing base.
     At March 31, 2011, we had interest rate swaps on $300 million of notional principal that fixed the LIBOR interest rate (not including the interest rate margins discussed above) at 1.90 percent for the three years beginning in May 2009. An average decrease in future interest rates of 25 basis points from the future rate at March 31, 2011, would have increased our net unrealized liability on our interest rate risk management contracts by approximately $0.8 million.
     We had total indebtedness of $0.6 billion outstanding under our credit facility at March 31, 2011. The impact of a 1 percent increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $6.0 million.
     The fair value of our derivative instruments is determined based on our valuation models. We did not change our valuation method during 2011. During 2011, we were party to commodity and interest rate derivative instruments. See Note I of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding our derivative instruments. The following table reconciles the changes that occurred in the fair values of our derivative instruments during the three months ended March 31, 2011:

	Derivative Instruments Net Assets (Liabilities)(a)
(in thousands)	Commodities	Interest Rate	Total

Fair value of contracts outstanding at December 31, 2010	$(134,580)	$(5,754)	$(140,334)
Changes in fair values (b)	(232,832)	(310)	(233,142)
Contract maturities	27,101	1,195	28,296

Fair value of contracts outstanding at March 31, 2011	$(340,311)	$(4,869)	$(345,180)

(a)	Represents the fair values of open derivative contracts subject to market risk.

(b)	At inception, new derivative contracts entered into by us have no intrinsic value.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at March 31, 2011 at the reasonable assurance level.
     Changes in Internal Control over Financial Reporting. There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are party to the legal proceedings that are described in Notes K of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited).” We are also party to other proceedings and claims incidental to our business. While many of these other matters involve inherent uncertainty, we believe that the liability, if any, ultimately incurred with respect to such other proceedings and claims will not have a material adverse effect on our consolidated financial position as a whole or on our liquidity, capital resources or future results of operations.
Item 1A. Risk Factors
     In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, under the headings “Item 1. Business — Competition,” “— Marketing Arrangements” and “— Applicable Laws and Regulations,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” which risks could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2010. The risks described in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			Total number	Maximum
			of shares	number of
			purchased as	shares that
	Total number		part of publicly	may yet be
	of shares	Average price	announced	purchased
Period	withheld(1)	per share	plans	under the plan

January 1, 2011 — January 31, 2011	1,010	$88.73	—
February 1, 2011 — February 28, 2011	11,549	$108.06	—
March 1, 2011 — March 31, 2011	—	$—	—

(1)	Represents shares that were withheld by us to satisfy tax withholding obligations of certain of our officers, directors and key employees that arose upon the lapse of restrictions on restricted stock.

Item 6. Exhibits

Exhibit
Number	Exhibit
3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on August 8, 2007, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Concho Resources Inc., as amended March 25, 2008 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on March 26, 2008, and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Current Report on Form S-1/A on July 5, 2007, and incorporated herein by reference).

10.1** (a)	Form of First Amendment to Employment Agreement between Concho Resources Inc. and each of Messrs. Leach, Giraud, Harper, Holderness, Hyde and Wright.

10.2	Sixth Amendment to Amended and Restated Credit Agreement, dated as of April 25, 2011, among Concho Resources Inc. and the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 27, 2011, and incorporated herein by reference).

31.1 (a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (a)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (b)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (a)	XBRL Instance Document.

101.SCH (a)	XBRL Schema Document.

101.CAL (a)	XBRL Calculation Linkbase Document.

101.DEF (a)	XBRL Definition Linkbase Document.

101.LAB (a)	XBRL Labels Linkbase Document.

101.PRE (a)	XBRL Presentation Linkbase Document.

(a)	Filed herewith.

(b)	Furnished herewith.

**	Management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCHO RESOURCES INC.
Date: May 6, 2011	By	/s/ Timothy A. Leach
Timothy A. Leach
Director, Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

	By	/s/ Darin G. Holderness
Darin G. Holderness
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

	By	/s/ Don O. McCormack
Don O. McCormack
Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit
3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on August 8, 2007, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Concho Resources Inc., as amended March 25, 2008 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on March 26, 2008, and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Current Report on Form S-1/A on July 5, 2007, and incorporated herein by reference).

10.1** (a)	Form of First Amendment to Employment Agreement between Concho Resources Inc. and each of Messrs. Leach, Giraud, Harper, Holderness, Hyde and Wright.

10.2	Sixth Amendment to Amended and Restated Credit Agreement, dated as of April 25, 2011, among Concho Resources Inc. and the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 27, 2011, and incorporated herein by reference).

31.1 (a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (a)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (b)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (a)	XBRL Instance Document.

101.SCH (a)	XBRL Schema Document.

101.CAL (a)	XBRL Calculation Linkbase Document.

101.DEF (a)	XBRL Definition Linkbase Document.

101.LAB (a)	XBRL Labels Linkbase Document.

101.PRE (a)	XBRL Presentation Linkbase Document.

(a)	Filed herewith.

(b)	Furnished herewith.

**	Management contract or compensatory plan or arrangement.