Form 10-Q
period 2011-06-30
CONCHO RESOURCES INC
filed 2011-08-05
CIK 1358071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Number of shares of the registrant’s common stock outstanding at August 1, 2011: 103,663,854 shares

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in or incorporated by reference into this report that express a belief, expectation, or intention, or that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements include statements, projections and estimates concerning our operations, performance, business strategy, oil and natural gas reserves, drilling program capital expenditures, liquidity and capital resources, the timing and success of specific projects, outcomes and effects of litigation, claims and disputes, derivative activities and potential financing. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. Forward-looking statements are not guarantees of performance. We have based these forward-looking statements on our current expectations and assumptions about future events. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Actual results may differ materially from those implied or expressed by the forward-looking statements. These forward-looking statements speak only as of the date of this report, or if earlier, as of the date they were made. We disclaim any obligation to update or revise these statements unless required by securities law, and we caution you not to rely on them unduly. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties relating to, among other matters, the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, and in this report as well as those factors summarized below:

•	sustained or further declines in the prices we receive for our oil and natural gas;

•	uncertainties about the estimated quantities of oil and natural gas reserves;

•	drilling and operating risks, including risks related to properties where we do not serve as the operator;

•	the adequacy of our capital resources and liquidity including, but not limited to, access to additional borrowing capacity under our credit facility;

•	the effects of government regulation, permitting and other legal requirements, including new legislation or regulation of hydraulic fracturing;

•	difficult and adverse conditions in the domestic and global capital and credit markets;

•	risks related to the concentration of our operations in the Permian Basin of Southeast New Mexico and West Texas;

•	potential financial losses or earnings reductions from our commodity price management program;

•	shortages of oilfield equipment, supplies, services and qualified personnel and increased costs for such equipment, supplies, services and personnel;

•	risks and liabilities associated with acquired properties or businesses, including the assets acquired in connection with each of our recent acquisitions;

•	uncertainties about our ability to successfully execute our business and financial plans and strategies;

•	uncertainties about our ability to replace reserves and economically develop our current reserves;

•	general economic and business conditions, either internationally or domestically or in the jurisdictions in which we operate;

•	competition in the oil and natural gas industry; and

•	uncertainty concerning our assumed or possible future results of operations.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

iii

Concho Resources Inc.

Consolidated Balance Sheets

Unaudited

(in thousands, except share and per share data)	June 30, 2011	December 31, 2010
Assets

Current assets:
Cash and cash equivalents	$397	$384
Accounts receivable, net of allowance for doubtful accounts:
Oil and natural gas	216,128	136,471
Joint operations and other	170,969	131,912
Related parties	156	169
Derivative instruments	4,958	6,855
Deferred income taxes	28,962	42,716
Prepaid costs and other	16,982	12,126

Total current assets	438,552	330,633

Property and equipment, at cost:
Oil and natural gas properties, successful efforts method	6,280,554	5,616,249
Accumulated depletion and depreciation	(881,607)	(730,509)

Total oil and natural gas properties, net	5,398,947	4,885,740
Other property and equipment, net	50,340	28,047

Total property and equipment, net	5,449,287	4,913,787

Deferred loan costs, net	70,941	52,828
Intangible asset - operating rights, net	34,199	34,973
Inventory	38,076	28,342
Noncurrent derivative instruments	512	2,233
Other assets	4,576	5,698

Total assets	$6,036,143	$5,368,494

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable:
Trade	$11,118	$39,943
Related parties	534	1,197
Other current liabilities:
Bank overdrafts	30,357	12,314
Revenue payable	123,570	57,406
Accrued and prepaid drilling costs	296,681	215,079
Derivative instruments	74,399	97,775
Other current liabilities	100,450	83,275

Total current liabilities	637,109	506,989

Long-term debt	1,735,926	1,668,521
Deferred income taxes	845,702	720,889
Noncurrent derivative instruments	83,618	51,647
Asset retirement obligations and other long-term liabilities	39,427	36,574
Commitments and contingencies (Note K)
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 authorized; 103,529,637 and 102,842,082 shares issued at June 30, 2011 and December 31, 2010, respectively	104	103
Additional paid-in capital	1,912,098	1,874,649
Retained earnings	785,494	510,737
Treasury stock, at cost; 48,849 and 31,963 shares at June 30, 2011 and December 31, 2010,respectively	(3,335)	(1,615)

Total stockholders’ equity	2,694,361	2,383,874

Total liabilities and stockholders’ equity	$6,036,143	$5,368,494

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.

Consolidated Statements of Operations

Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2011	2010 (a)	2011	2010 (a)
Operating revenues:
Oil sales	$342,747	$159,292	$625,174	$312,080
Natural gas sales	103,485	40,023	181,898	86,408

Total operating revenues	446,232	199,315	807,072	398,488

Operating costs and expenses:
Oil and natural gas production	69,577	36,442	133,235	69,772
Exploration and abandonments	400	922	1,126	2,031
Depreciation, depletion and amortization	98,881	49,611	189,169	99,770
Accretion of discount on asset retirement obligations	715	316	1,419	657
Impairments of long-lived assets	76	3,489	76	3,745
General and administrative (including non-cash stock-based compensation of $4,725 and $2,871 for the three months ended June 30, 2011 and 2010, respectively, and $9,193 and $5,702 for the six months ended June 30, 2011 and 2010, respectively)	22,618	17,761	44,010	31,539
Bad debt expense	-	33	-	572
(Gain) loss on derivatives not designated as hedges	(144,882)	(112,763)	88,260	(128,336)

Total operating costs and expenses	47,385	(4,189)	457,295	79,750

Income from operations	398,847	203,504	349,777	318,738

Other income (expense):
Interest expense	(21,660)	(11,192)	(51,320)	(22,257)
Other, net	(1,735)	(304)	(2,087)	(377)

Total other expense	(23,395)	(11,496)	(53,407)	(22,634)

Income from continuing operations before income taxes	375,452	192,008	296,370	296,104
Income tax expense	(143,270)	(72,220)	(112,801)	(110,983)

Income from continuing operations	232,182	119,788	183,569	185,121
Income from discontinued operations, net of tax	-	4,383	91,188	6,590

Net income	$232,182	$124,171	$274,757	$191,711

Basic earnings per share:
Income from continuing operations	$2.26	$1.32	$1.79	$2.06
Income from discontinued operations, net of tax	-	0.04	0.89	0.07

Net income per share	$2.26	$1.36	$2.68	$2.13

Weighted average shares used in basic earnings per share	102,569	91,044	102,407	89,944

Diluted earnings per share:
Income from continuing operations	$2.24	$1.31	$1.77	$2.03
Income from discontinued operations, net of tax	-	0.04	0.88	0.07

Net income per share	$2.24	$1.35	$2.65	$2.10

Weighted average shares used in diluted earnings per share	103,638	92,297	103,570	91,220

(a)	Retrospectively adjusted for presentation of discontinued operations as described in Note B.

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.

Consolidated Statement of Stockholders’ Equity

Unaudited

			Additional				Total
	Common Stock		Paid-in	Retained	Treasury Stock		Stockholders’
(in thousands)	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
BALANCE AT DECEMBER 31, 2010	102,842	$103	$1,874,649	$510,737	32	$(1,615)	$2,383,874
Net income	-	-	-	274,757	-	-	274,757
Stock options exercised	590	1	7,139	-	-	-	7,140
Grants of restricted stock	123	-	-	-	-	-	-
Cancellation of restricted stock	(25)	-	-	-	-	-	-
Stock-based compensation	-	-	9,193	-	-	-	9,193
Excess tax benefits related to stock-based compensation	-	-	21,117	-	-	-	21,117
Purchase of treasury stock	-	-	-	-	17	(1,720)	(1,720)

BALANCE AT JUNE 30, 2011	103,530	$104	$1,912,098	$785,494	49	$(3,335)	$2,694,361

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.

Consolidated Statements of Cash Flows

Unaudited

	Six Months Ended
	June 30,
(in thousands)	2011	2010 (a)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$274,757	$191,711
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	189,169	99,770
Impairments of long-lived assets	76	3,745
Accretion of discount on asset retirement obligations	1,419	657
Exploration and abandonments, including dry holes	168	819
Non-cash compensation expense	9,193	5,702
Bad debt expense	-	572
Deferred income taxes	101,967	99,516
(Gain) loss on sale of assets	1,455	(169)
(Gain) loss on derivatives not designated as hedges	88,260	(128,336)
Discontinued operations	(82,118)	12,919
Other non-cash items	(2,321)	2,420
Changes in operating assets and liabilities:
Accounts receivable	(105,761)	(27,831)
Prepaid costs and other	(3,734)	105
Inventory	(10,868)	(3,834)
Accounts payable	(29,488)	(8,900)
Revenue payable	66,164	(897)
Other current liabilities	(12,491)	(8,439)

Net cash provided by operating activities	485,847	239,530

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures on oil and natural gas properties	(578,767)	(278,002)
Acquisition of oil and natural gas properties	(98,405)	(13,362)
Additions to other property and equipment	(24,981)	(2,292)
Proceeds from the sale of assets	196,252	790
Settlements paid on derivatives not designated as hedges	(76,047)	(9,299)

Net cash used in investing activities	(581,948)	(302,165)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	1,645,000	360,000
Payments of long-term debt	(1,569,000)	(562,000)
Net proceeds from issuance of common stock	-	219,308
Exercise of stock options	7,140	4,080
Excess tax benefit related to stock-based compensation	21,117	6,703
Payments for loan origination costs	(24,466)	(2,299)
Purchase of treasury stock	(1,720)	(585)
Bank overdrafts	18,043	34,577

Net cash provided by financing activities	96,114	59,784

Net increase (decrease) in cash and cash equivalents	13	(2,851)
Cash and cash equivalents at beginning of period	384	3,234

Cash and cash equivalents at end of period	$397	$383

SUPPLEMENTAL CASH FLOWS:
Cash paid for interest and fees, net of $73 and $56 capitalized interest	$32,069	$21,707
Cash paid for income taxes	$14,322	$16,715

(a) Retrospectively	adjusted for presentation of discontinued operations as described in Note B.

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2011

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

Note B. Summary of significant accounting policies

Principles of consolidation. The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries. In addition, a third-party formed an entity to effectuate a tax-free exchange of assets for the Company. The Company had 100 percent control over the decisions of the entity, but had no current direct ownership. The third-party conveyed ownership to the Company upon completion of the tax-free exchange process in April 2011, and the entity was merged into a wholly-owned subsidiary of the Company. It has been consolidated in the Company’s financial statements. All material intercompany balances and transactions have been eliminated.

Discontinued operations. The Company made the following divestitures of assets:

Asset Group
	Permian Basin	Bakken
(dollars in millions)	Assets	Assets

Date divested	December 2010	March 2011

Net proceeds	$ 103.3	$ 195.9

Gain on sale of assets	$ 29.1	$ 142.0

As a result, the Company has reflected the results of operations of these divested assets as discontinued operations, rather than as a component of continuing operations. See Note N for additional information regarding these divestitures and their discontinued operations.

Use of estimates in the preparation of financial statements. Preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Depletion of oil and natural gas properties are determined using estimates of proved oil and natural gas reserves. There are numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. Similarly, evaluations for impairment of proved and unproved oil and natural gas properties are subject to numerous uncertainties including, among others, estimates of future recoverable reserves and commodity price outlooks. Other significant estimates include, but are not limited to, the asset retirement obligations, fair value of derivative financial instruments, fair value measurements of business combinations and oil and natural gas property acquisitions and fair value of stock-based compensation.

Interim financial statements. The accompanying consolidated financial statements of the Company have not been audited by the Company’s independent registered public accounting firm, except that the consolidated balance sheet at December 31, 2010 is derived from audited consolidated financial statements. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary to present fairly the Company’s financial position at June 30, 2011, and its results of operations for the three and six months ended June 30, 2011 and 2010, and its cash flows for the six months ended June 30, 2011 and 2010. All such adjustments are of a normal recurring nature. In preparing the accompanying consolidated financial statements, management has made certain estimates and assumptions that affect reported amounts in the consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2011

Unaudited

results.

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

Future amortization expense of deferred loan costs at June 30, 2011 was as follows:

(in thousands)

Remaining 2011	$5,299
2012	10,758
2013	10,986
2014	11,232
2015	11,499
Thereafter	21,167

Total	$70,941

Intangible assets. The Company capitalized certain operating rights acquired in an acquisition. The gross operating rights, which have no residual value, are amortized over the estimated economic life of 25 years. Impairment will be assessed if indicators of potential impairment exist or when there is a material change in the remaining useful economic life. The following table reflects the gross and net intangible assets at June 30, 2011 and December 31, 2010:

	00000000	00000000
	June 30,	December 31,
(in thousands)	2011	2010

Gross intangible - operating rights	$38,717	$38,717
Accumulated amortization	(4,518)	(3,744)

Net intangible - operating rights	$34,199	$34,973

The following table reflects amortization expense for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010

Amortization expense	$387	$387	$774	$774

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2011

Unaudited

The following table reflects the estimated aggregate amortization expense for each of the periods presented below at June 30, 2011:

(in thousands)
Remaining 2011	$775
2012	1,549
2013	1,549
2014	1,549
2015	1,549
Thereafter	27,228

Total	$34,199

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

The following tables reflect the Company’s natural gas imbalance positions at June 30, 2011 and December 31, 2010, as well as amounts reflected in oil and natural gas production expense for the three and six months ended June 30, 2011 and 2010:

(dollars in thousands)			June 30, 2011	December 31, 2010
Natural gas imbalance liability (included in asset retirement obligations and other long-term liabilities)			$432	$403
Overtake position (Mcf)			78,074	71,153

Natural gas imbalance receivable (included in other assets)			$100	$100
Undertake position (Mcf)			22,228	22,240

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Value of net overtake arising during the period increasing oil and natural gas production expense	$29	$10	$29	$5
Net overtake position arising during the period (Mcf)	6,952	2,292	6,933	1,008

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2011

Unaudited

Treasury stock. Treasury stock purchases are recorded at cost. Upon reissuance, the cost of treasury shares held is reduced by the average purchase price per share of the aggregate treasury shares held.

General and administrative expense. The Company receives fees for the operation of jointly owned oil and natural gas properties and records such reimbursements as reductions of general and administrative expense. Such fees from continuing and discontinued operations totaled approximately $3.1 million and $3.6 million for the three months ended June 30, 2011 and 2010, respectively, and $5.7 million and $6.5 million for the six months ended June 30, 2011 and 2010, respectively.

Recent accounting pronouncements. In May 2011, the Financial Accounting Standards Board (the “FASB”) issued amendments as a result of the work by the FASB and the International Accounting Standards Board (the “IASB”) to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and the International Financial Reporting Standards (“IFRSs”).

The boards worked together to ensure that fair value has the same meaning in U.S. GAAP and in IFRSs and that their respective fair value measurement and disclosure requirements are the same (except for minor differences in wording and style). The boards concluded that the amendments in this update will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments in this update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting.

The amendments in this update are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. The Company does not expect this update to have a significant impact on the consolidated financial statements.

Note C. Exploratory well costs

The Company capitalizes exploratory well costs until a determination is made that the well has either found proved reserves or that it is impaired. The capitalized exploratory well costs are presented in unproved properties in the consolidated balance sheets. If the exploratory well is determined to be impaired, the well costs are charged to expense.

The following table reflects the Company’s capitalized exploratory well activity during the three and six months ended June 30, 2011:

(in thousands)	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Beginning capitalized exploratory well costs	$69,558	$46,826
Additions to exploratory well costs pending the determination of proved reserves	86,905	138,262
Reclassifications due to determination of proved reserves	(44,579)	(73,204)
Exploratory well costs charged to expense	-	-

Ending capitalized exploratory well costs	$111,884	$111,884

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2011

Unaudited

The following table provides an aging, at June 30, 2011 and December 31, 2010, of capitalized exploratory well costs based on the date drilling was completed:

(in thousands)	June 30, 2011	December 31, 2010
Exploratory wells in progress	$13,858	$19,190
Capitalized exploratory well costs that have been capitalized for a period of one year or less	98,026	27,636
Capitalized exploratory well costs that have been capitalized for a period greater than one year	-	-

Total capitalized exploratory well costs	$111,884	$46,826

At June 30, 2011, the Company had 97 gross exploratory wells either drilling or waiting on results from completion. There were 26 wells in the Texas Permian area, 30 in the Delaware Basin area and 41 wells in the New Mexico Shelf area.

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

June 30, 2011

Unaudited

The following tables represent the allocation of the total purchase price of the Marbob and Settlement Acquisitions to the acquired assets and liabilities assumed. The allocation represents the fair values assigned to each of the assets acquired and liabilities assumed:

	Marbob		Settlement
(in thousands)	Acquisition		Acquisition

Fair value of net assets:
Proved oil and natural gas properties	$1,014,734		$185,337
Unproved oil and natural gas properties	334,866		101,582
Other long-term assets	20,771		-

Total assets acquired	1,370,371		286,919

Asset retirement obligations and other liabilities assumed	(7,851)		(689)

Total purchase price	$1,362,520		$286,230

Fair value of consideration paid for net assets:
Cash consideration	$1,127,747		$286,230
Marbob $150 million senior unsecured 8% note, due 2018	159,000	(a)	-
Common stock, $0.001 par value; 1,103,752 shares issued	75,773	(b)	-

Total purchase price	$1,362,520		$286,230

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

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2011

Unaudited

Pro forma data. The following unaudited pro forma combined condensed financial data for the three and six months ended June 30, 2010, was derived from the historical financial statements of the Company giving effect to the Marbob and Settlement Acquisitions as if they had occurred on January 1, 2010. The results of operations of the Marbob and Settlement Acquisitions are included in the Company’s results of operations for the three and six months ended June 30, 2011.

The unaudited pro forma combined condensed financial data has been included for comparative purposes only and is not necessarily indicative of the results that might have occurred had these acquisitions taken place as of the date indicated and is not intended to be a projection of future results.

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands, except per share data)	2010	2010
	(unaudited)

Operating revenues from continuing operations	$269,246	$512,088
Income from continuing operations	$126,614	$188,936

Income from continuing operations per common share:

Basic	$1.28	$1.93
Diluted	$1.27	$1.91

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2011

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

The following table summarizes the Company’s asset retirement obligation activity recorded during the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010

Asset retirement obligations, beginning of period	$43,788	$20,837	$43,326	$22,754
Liabilities incurred from new wells	1,416	665	3,239	1,111
Liabilities assumed in acquisitions	-	-	148	-
Accretion expense on continuing operations	715	316	1,419	657
Accretion expense on discontinued operations	-	56	8	115
Disposition of wells	-	-	(412)	-
Liabilities settled upon plugging and abandoning wells	(385)	(112)	(686)	(297)
Revision of estimates	(339)	295	(1,847)	(2,283)

Asset retirement obligations, end of period	$45,195	$22,057	$45,195	$22,057

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

Treasury stock. The restrictions on certain restricted stock awards issued to certain of the Company’s officers and key employees lapsed during the six months ended June 30, 2011 and 2010. Immediately upon the lapse of restrictions, these officers and key employees became liable for income taxes on the value of such shares. In accordance with the Company’s 2006 Stock Incentive Plan (the “Plan”) and the applicable restricted stock award agreements, some of such officers and key employees elected to deliver shares of the Company’s common stock to the Company in exchange for cash used to satisfy such tax liability. In total, at June 30, 2011 and December 31, 2010, the Company had acquired 48,849 and 31,963 shares of the Company’s common stock, respectively, that are held as treasury stock in the approximate amount of $3.3 million and $1.6 million, respectively.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2011

Unaudited

Note G. Incentive plans

Defined contribution plan. The Company sponsors a 401(k) defined contribution plan for the benefit of substantially all employees. Currently, the Company matches 100 percent of employee contributions, not to exceed 6 percent of the employee’s annual salary. The Company’s contributions to the plans for the three months ended June 30, 2011 and 2010 were approximately $0.5 million and $0.4 million, respectively, and approximately $0.9 million and $0.6 million for the six months ended June 30, 2011 and 2010, respectively.

Stock incentive plan. The Plan provides for granting stock options and restricted stock awards to employees and individuals associated with the Company. The following table shows the number of existing awards and awards available under the Plan at June 30, 2011:

Number of
Common Shares
Approved and authorized awards	5,850,000
Restricted stock grants, net of forfeitures	(1,420,736)
Stock option grants, net of forfeitures	(3,463,720)

Awards available for future grant	965,544

Restricted stock awards. All restricted shares are treated as issued and outstanding in the accompanying consolidated balance sheets. If an employee terminates employment prior the restriction lapse date, the awarded shares are forfeited and cancelled and are no longer considered issued and outstanding. A summary of the Company’s restricted stock awards for the six months ended June 30, 2011 is presented below:

	Number of	Grant Date
	Restricted	Fair Value
	Shares	Per Share

Restricted stock:
Outstanding at December 31, 2010	820,884
Shares granted	122,787	$102.83
Shares cancelled / forteited	(24,992)
Lapse of restrictions	(121,188)

Outstanding at June 30, 2011	797,491

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2011

Unaudited

The following table summarizes information about stock-based compensation for the Company’s restricted stock awards for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010
Grant date fair value for awards during the period and change in fair value due to modification:
Employee grants	$1,646	$5,751	$3,576	$7,341
Officer and director grants	250	-	9,050	5,075

Total	$1,896	$5,751	$12,626	$12,416

Stock-based compensation expense from restricted stock:
Employee grants	$1,809	$1,140	$3,651	$2,118
Officer and director grants	2,707	1,152	4,993	1,996

Total	$4,516	$2,292	$8,644	$4,114

Income taxes and other information:
Income tax benefit related to restricted stock	$1,727	$864	$3,305	$1,553
Deductions in current taxable income related to restricted stock	$4,934	$1,252	$12,012	$2,959

Stock option awards. A summary of the Company’s stock option awards activity under the Plan for the six months ended June 30, 2011 is presented below:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Stock options:
Outstanding at December 31, 2010	1,597,003	$15.43
Options exercised	(589,760)	$12.11

Outstanding at June 30, 2011	1,007,243	$17.37

Vested at end of period	775,349	$16.48

Exercisable at end of period	725,446	$17.06

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2011

Unaudited

The following table summarizes information about the Company’s vested and exercisable stock options outstanding at June 30, 2011:

		Weighted
		Average	Weighted
Range of	Number	Remaining	Average
Exercise	Vested and	Contractual	Exercise	Intrinsic
Prices	Exercisable	Life	Price	Value
				(in thousands)
June 30, 2011:

Vested options:
$8.00	200,422	2.08 years	$8.00	$16,805
$12.00	53,535	4.26 years	$12.00	4,275
$12.50 - $15.50	186,250	5.34 years	$14.56	14,395
$20.00 - $23.00	276,712	6.82 years	$21.66	19,422
$28.00 - $37.27	58,430	6.91 years	$31.26	3,540

	775,349	5.07 years	$16.48	$58,437

Exercisable options:
$8.00	150,519	2.69 years	$8.00	$12,621
$12.00	53,535	4.26 years	$12.00	4,275
$12.50 - $15.50	186,250	5.34 years	$14.56	14,395
$20.00 - $23.00	276,712	6.82 years	$21.66	19,422
$28.00 - $37.27	58,430	6.91 years	$31.26	3,540

	725,446	5.40 years	$17.06	$54,253

The following table summarizes information about stock-based compensation for stock options for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010
Stock-based compensation expense from stock options:
Employee grants	$22	$42	$45	$86
Officer and director grants	187	537	504	1,502

Total	$209	$579	$549	$1,588

Income taxes and other information:
Income tax benefit related to stock options	$80	$218	$210	$599
Deductions in current taxable income related to stock options exercised	$8,914	$8,473	$52,155	$18,124

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2011

Unaudited

Future stock-based compensation expense. The following table reflects the future stock-based compensation expense to be recorded for all the stock-based compensation awards that are outstanding at June 30, 2011:

	Restricted	Stock
(in thousands)	Stock	Options	Total
Remaining 2011	$8,590	$331	$8,921
2012	11,518	184	11,702
2013	7,268	15	7,283
2014	3,930	-	3,930
2015	116	-	116

Total	$31,422	$530	$31,952

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

Level 3:

Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity). Level 3 instruments primarily include derivative instruments, such as commodity price collars, as well as investments. The Company’s valuation models are primarily industry-standard models that consider various inputs including: (i) quoted forward prices for commodities, (ii) time value, (iii) volatility factors and (iv) current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Although the Company utilizes its counterparties’ valuations to assess the reasonableness of our prices and valuation techniques, the Company does not have sufficient corroborating market evidence to support classifying these assets and liabilities as Level 2.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2011

Unaudited

The fair value input hierarchy level to which an asset or liability measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety. The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2011, for each of the fair value hierarchy levels:

	Fair Value Measurements at Reporting Date Using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable	Fair Value at
	Identical Assets	Inputs	Inputs	June 30,
(in thousands)	(Level 1)	(Level 2)	(Level 3)	2011

Assets:
Commodity derivative price swap contracts	$-	$50,253	$-	$50,253

	-	50,253	-	50,253

Liabilities:
Commodity derivative price swap contracts	-	(200,764)	-	(200,764)
Commodity derivative basis swap contracts	-	(2,036)	-	(2,036)

	-	(202,800)	-	(202,800)

Net derivative liabilities	$-	$(152,547)	$-	$(152,547)

The following table sets forth a reconciliation of changes in the fair value of financial assets classified as Level 3 in the fair value hierarchy:

(in thousands)

Balance at December 31, 2010	$2,481
Realized and unrealized gains, net	356
Settlements	(2,837)

Balance at June 30, 2011	$-

Total gains for the period included in earnings attributable to the change in unrealized gains	$(2,481)

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2011

Unaudited

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the carrying amounts and fair values of the Company’s financial instruments at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value
Assets:
Derivative instruments	$5,470	$5,470	$9,088	$9,088

Liabilities:
Derivative instruments	$158,017	$158,017	$149,422	$149,422
Credit facility	$239,500	$226,363	$613,500	$606,042
8.625% senior notes due 2017	$296,426	$323,103	$296,219	$322,879
8.0% senior note due 2018	$-	$-	$158,802	$162,772
7.0% senior notes due 2021	$600,000	$621,000	$600,000	$615,000
6.5% senior notes due 2022	$600,000	$601,500	$-	$-

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

Senior notes. The fair values of the Company’s 8.625%, 7.0%, and 6.5% senior notes are based on quoted market prices. The fair value of the $150 million 8.0% senior note issued to Marbob at December 31, 2010, was based on a risk-adjusted quoted market price of similar publicly-traded debt securities. On May 2, 2011, the Company paid off the 8.0% unsecured senior note at face value with borrowings under the credit facility.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2011

Unaudited

Derivative instruments. The fair value of the Company’s derivative instruments are estimated by management considering various factors, including closing exchange and over-the-counter quotations and the time value of the underlying commitments. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table (i) summarizes the valuation of each of the Company’s financial instruments by required pricing levels and (ii) summarizes the gross fair value by the appropriate balance sheet classification, even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the Company’s consolidated balance sheets at June 30, 2011 and December 31, 2010:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at June 30, 2011

Assets (a)
Current:(b)
Commodity derivative price swap contracts	$-	$37,559	$-	$37,559

	-	37,559	-	37,559
Noncurrent:(c)
Commodity derivative price swap contracts	-	12,694	-	12,694

	-	12,694	-	12,694
Liabilities (a)
Current:(b)
Commodity derivative price swap contracts	-	(104,964)	-	(104,964)
Commodity derivative basis swap contracts	-	(2,036)	-	(2,036)

	-	(107,000)	-	(107,000)
Noncurrent:(c)
Commodity derivative price swap contracts	-	(95,800)	-	(95,800)

	-	(95,800)	-	(95,800)

Net derivative liabilities	$-	$(152,547)	$-	$(152,547)

(b) Total current derivative liabilities, gross basis				$(69,441)
(c) Total noncurrent derivative liabilities, gross basis				(83,106)

Net derivative liabilities				$(152,547)

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2011

Unaudited

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at December 31, 2010

Assets (a)
Current:(b)
Commodity derivative price swap contracts	$-	$32,877	$-	$32,877
Commodity derivative price collar contracts	-	-	2,481	2,481

	-	32,877	2,481	35,358
Noncurrent:(c)
Commodity derivative price swap contracts	-	16,642	-	16,642

	-	16,642	-	16,642
Liabilities (a)
Current:(b)
Commodity derivative price swap contracts	-	(118,131)	-	(118,131)
Commodity derivative basis swap contracts	-	(3,552)	-	(3,552)
Interest rate derivative swap contracts	-	(4,595)	-	(4,595)

	-	(126,278)	-	(126,278)
Noncurrent:(c)
Commodity derivative price swap contracts	-	(64,897)	-	(64,897)
Interest rate derivative swap contracts	-	(1,159)	-	(1,159)

	-	(66,056)	-	(66,056)

Net derivative assets (liabilities)	$-	$(142,815)	$2,481	$(140,334)

(b) Total current derivative liabilities, gross basis				$(90,920)
(c) Total noncurrent derivative liabilities, gross basis				(49,414)

Net derivative liabilities				$(140,334)

(a)

The fair value of derivative instruments reported in the Company’s consolidated balance sheets are subject to netting arrangements and qualify for net presentation. The following table reports the net basis derivative fair values as reported in the consolidated balance sheets at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
(in thousands)	2011	2010

Consolidated Balance Sheet Classification:

Current derivative contracts:
Assets	$4,958	$6,855
Liabilities	(74,399)	(97,775)

Net current	$(69,441)	$(90,920)

Noncurrent derivative contracts:
Assets	$512	$2,233
Liabilities	(83,618)	(51,647)

Net noncurrent	$(83,106)	$(49,414)

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2011

Unaudited

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are reported at fair value on a nonrecurring basis in the Company’s consolidated balance sheets. The following methods and assumptions were used to estimate the fair values:

Impairments of long-lived assets – The Company reviews its long-lived assets to be held and used, including proved oil and natural gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. In this circumstance, the Company recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. The Company reviews its oil and natural gas properties by amortization base or by individual well for those wells not constituting part of an amortization base. For each property determined to be impaired, an impairment loss equal to the difference between the carrying value of the properties and the estimated fair value (discounted future cash flows) of the properties would be recognized at that time. Estimating future cash flows involves the use of judgments, including estimation of the proved oil and natural gas reserve quantities, timing of development and production, expected future commodity prices, capital expenditures and production costs.

The Company periodically reviews its proved oil and natural gas properties that are sensitive to oil and natural gas prices for impairment. Impairment expense is caused primarily due to declines in commodity prices and well performance. The following table reports the carrying amounts, estimated fair values and impairment expense of long-lived assets for continuing and discontinued operations for the three and six months ended June 30, 2011 and 2010:

(in thousands)	Carrying Amount	Estimated Fair Value	Impairment Expense

Three Months Ended June 30, 2011	$77	$1	$76

Three Months Ended June 30, 2010	$7,884	$3,192	$4,692

Six Months Ended June 30, 2011	$77	$1	$76

Six Months Ended June 30, 2010	$13,776	$6,464	$7,312

Asset retirement obligations – The Company estimates the fair value of Asset Retirement Obligations (“AROs”) based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors as the existence of a legal obligation for an ARO; amounts and timing of settlements; the credit-adjusted risk-free rate to be used; and inflation rates. See Note E for a summary of changes in AROs.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2011

Unaudited

The following table sets forth the measurement information for assets measured at fair value on a nonrecurring basis:

	Fair Value Measurements Using

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairment Loss

Three Months Ended June 30, 2011:
Impairment of long-lived assets	$-	$-	$1	$76
Asset retirement obligations incurred in current period	-	-	1,416

Three Months Ended June 30, 2010:
Impairment of long-lived assets	$-	$-	$3,192	$4,692
Asset retirement obligations incurred in current period	-	-	665

Six Months Ended June 30, 2011:
Impairment of long-lived assets	$-	$-	$1	$76
Asset retirement obligations incurred in current period	-	-	3,387

Six Months Ended June 30, 2010:
Impairment of long-lived assets	$-	$-	$6,464	$7,312
Asset retirement obligations incurred in current period	-	-	1,111

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

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2011

Unaudited

New commodity derivative contracts in the first six months of 2011. During the six months ended June 30, 2011, the Company entered into additional commodity derivative contracts to hedge a portion of its estimated future production. The following table summarizes information about these additional commodity derivative contracts. When aggregating multiple contracts, the weighted average contract price is disclosed.

	Aggregate Volume	Index Price (a)	Contract Period

Oil (volumes in Bbls):

Price swap	115,000	$96.65	03/01/11 - 11/30/11

Price swap	200,000	$97.20	03/01/11 - 12/31/11

Price swap	190,000	$111.41	05/01/11 - 07/31/11

Price swap	736,000	$110.21	05/01/11 - 12/31/11

Price swap	66,000	$111.80	08/01/11 - 11/30/11

Price swap	45,000	$99.35	01/01/12 - 03/31/12

Price swap	176,000	$110.34	01/01/12 - 11/30/12

Price swap	900,000	$106.20	01/01/12 - 12/31/12

Price swap	555,000	$99.00	07/01/12 - 12/31/12

Price swap	2,844,000	$100.73	01/01/13 - 12/31/13

(a) The index prices for the oil price swaps are based on the NYMEX-West Texas Intermediate monthly average futures price.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2011

Unaudited

Commodity derivative contracts at June 30, 2011. The following table sets forth the Company’s outstanding commodity derivative contracts at June 30, 2011. When aggregating multiple contracts, the weighted average contract price is disclosed.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Oil Swaps: (a)

2011:

Volume (Bbl)			2,855,436	2,598,436	5,453,872

Price per Bbl			$87.09	$86.60	$86.86

2012:

Volume (Bbl)	2,409,500	2,261,500	2,143,500	2,042,500	8,857,000

Price per Bbl	$92.40	$92.22	$94.09	$94.11	$93.16

2013:

Volume (Bbl)	1,056,000	1,056,000	1,056,000	1,056,000	4,224,000

Price per Bbl	$94.80	$94.80	$94.80	$94.80	$94.80

2014:

Volume (Bbl)	312,000	312,000	312,000	312,000	1,248,000

Price per Bbl	$83.94	$83.94	$83.94	$83.94	$83.94

2015:

Volume (Bbl)	300,000	300,000	-	-	600,000

Price per Bbl	$84.50	$84.50	$ -	$ -	$84.50

Natural Gas Swaps: (b)

2011:

Volume (MMBtu)			3,069,000	3,069,000	6,138,000

Price per MMBtu			$6.62	$6.62	$6.62

2012:

Volume (MMBtu)	75,000	75,000	75,000	75,000	300,000

Price per MMBtu	$6.54	$6.54	$6.54	$6.54	$6.54

Natural Gas Basis Swaps: (c)

2011:

Volume (MMBtu)			1,800,000	1,800,000	3,600,000

Price per MMBtu			$0.76	$0.76	$0.76

(a) The index prices for the oil price swaps are based on the NYMEX-West Texas Intermediate monthly average futures price.

(b) The index prices for the natural gas price swaps are based on the NYMEX-Henry Hub last trading day futures price.

(c) The basis differential between the El Paso Permian delivery point and NYMEX-Henry Hub delivery point.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2011

Unaudited

Interest rate derivative contracts. The Company had interest rate swaps that fixed the LIBOR interest rate on $300 million of its borrowings under its credit facility at 1.90 percent for three years beginning in May 2009. In May 2011, in connection with issuing additional senior notes and a review of amounts that may be outstanding under its credit facility, the Company terminated its interest rate swaps for approximately $5.0 million. For this portion of the Company’s borrowings under its credit facility, the all-in interest rate was calculated by adding the fixed rate of 1.90 percent to a margin that ranged from 1.50 percent to 2.50 percent, depending on the amount of borrowings under its credit facility outstanding. See Note J for further discussion of the Company’s credit facility.

The following table summarizes the gains and losses reported in earnings related to the commodity and interest rate derivative instruments for the three and six months ended June 30, 2011 and 2010:

	00000000000	00000000000	00000000000	00000000000
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010

Gain (loss) on derivatives not designated as hedges:

Cash (payments on) receipts from derivatives not designated as hedges:
Commodity derivatives:
Oil	$(48,398)	$(2,852)	$(80,628)	$(12,985)
Natural gas	6,076	5,614	11,205	6,120
Interest rate derivatives	(5,429)	(1,221)	(6,624)	(2,434)

Mark-to-market gain (loss):
Commodity derivatives:
Oil	192,566	119,303	(8,942)	120,741
Natural gas	(4,802)	(6,509)	(9,025)	20,678
Interest rate derivatives	4,869	(1,572)	5,754	(3,784)

Total gain (loss) on derivatives not designated as hedges	$144,882	$112,763	$(88,260)	$128,336

All of the Company’s derivative contracts at June 30, 2011 are expected to settle by June 30, 2015.

Note J. Debt

The Company’s debt consisted of the following at June 30, 2011 and December 31, 2010:

	00000000000	00000000000
(in thousands)	June 30, 2011	December 31, 2010

Credit facility	$239,500	$613,500
8.625% unsecured senior notes due 2017	300,000	300,000
8.0% unsecured senior note due 2018	-	150,000
7.0% unsecured senior notes due 2021	600,000	600,000
6.5% unsecured senior notes due 2022	600,000	-
Unamortized original issue (discount) premium, net	(3,574)	5,021

Total long-term debt	$1,735,926	$1,668,521

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2011

Unaudited

Credit facility. The Company’s credit facility, as amended (the “Credit Facility”), has a maturity date of April 25, 2016. The Company’s borrowing base is $2.5 billion until the next scheduled borrowing base redetermination in October 2011, and commitments from the Company’s bank group total $2.0 billion. Between scheduled borrowing base redeterminations, the Company and, if requested by 66 2/3 percent of the lenders, the lenders, may each request one special redetermination. At June 30, 2011, the Company had no letters of credit outstanding under the Credit Facility.

Advances on the Credit Facility bear interest, at the Company’s option, based on (i) the prime rate of JPMorgan Chase Bank (“JPM Prime Rate”) (3.25 percent at June 30, 2011) or (ii) a Eurodollar rate (substantially equal to the London Interbank Offered Rate). The Credit Facility’s interest rates of Eurodollar rate advances and JPM Prime Rate advances varied, with interest margins ranging from 150 to 250 basis points and 50 to 150 basis points, respectively, per annum depending on the debt balance outstanding. The Company pays commitment fees on the unused portion of the available commitment ranging from 37.5 to 50 basis points per annum, depending on utilization of the commitments.

The Credit Facility also includes a same-day advance facility under which the Company may borrow funds from the administrative agent. Same-day advances cannot exceed $25 million, and the maturity dates cannot exceed fourteen days. The interest rate on this facility is the JPM Prime Rate plus the applicable interest margin.

The Company’s obligations under the Credit Facility are secured by a first lien on substantially all of its oil and natural gas properties. In addition, all of the Company’s subsidiaries are guarantors, and the equity interests in such subsidiaries have been pledged to secure borrowings under the Credit Facility.

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

At June 30, 2011, the Company was in compliance with all of the covenants under the Credit Facility.

8.625% unsecured senior notes. In September 2009, the Company issued $300 million aggregate principal amount of 8.625% senior notes due 2017 at 98.578 percent of par (the “2017 Senior Notes”). The 2017 Senior Notes mature on October 1, 2017, and interest is paid in arrears semi-annually on April 1 and October 1 beginning April 1, 2010. The 2017 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of the Company’s subsidiaries.

7.0% unsecured senior notes. In December 2010, the Company issued $600 million aggregate principal amount of 7.0% senior notes due 2021 at 100 percent of par (the “2021 Senior Notes”). The 2021 Senior Notes mature on January 15, 2021, and interest is paid in arrears semi-annually on January 15 and July 15 beginning July 15, 2011. The 2021 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of the Company’s subsidiaries.

6.5% unsecured senior notes. In May 2011, the Company issued $600 million aggregate principal amount of 6.5% senior notes due 2022 at 100 percent of par (the “2022 Senior Notes”). The 2022 Senior Notes mature on January 15, 2022, and interest is paid in arrears semi-annually on January 15 and July 15 beginning January 15, 2012. The 2022 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of the Company’s subsidiaries.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2011

Unaudited

The following table summarizes future interest expense from the net original issue discount at June 30, 2011:

0000000000
(in thousands)

Remaining 2011	$215
2012	462
2013	507
2014	557
2015	612
Thereafter	1,221

Total	$3,574

Principal maturities of debt. The following table summarizes the principal maturities of long-term debt outstanding at June 30, 2011:

(in thousands)

2011	$-
2012	-
2013	-
2014	-
2015	-
Thereafter	1,739,500

Total	$1,739,500

Interest expense. The following amounts have been incurred and charged to interest expense for the three and six months ended June 30, 2011 and 2010:

	000000000000	000000000000	000000000000	000000000000
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010

Cash payments for interest	$21,747	$18,016	$32,142	$21,763
Amortization of net original issue discount (premium)	32	95	(82)	187
Amortization of deferred loan origination costs	2,810	1,164	6,353	2,204
Write-off of original issue premium	(8,513)	-	(8,513)	-
Net changes in accruals	5,584	(8,045)	21,493	(1,841)

Interest costs incurred	21,660	11,230	51,393	22,313
Less: capitalized interest	-	(38)	(73)	(56)

Total interest expense	$21,660	$11,192	$51,320	$22,257

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2011

Unaudited

Note K. Commitments and contingencies

Severance agreements. The Company has entered into severance and change in control agreements with all of its senior officers. The current annual salaries for the Company’s officers covered under such agreements total approximately $3.6 million.

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

Daywork commitments. The Company periodically enters into contractual arrangements under which the Company is committed to expend funds to drill wells in the future, including agreements to secure drilling rig services, which require the Company to make future minimum payments to the rig operators. The Company records drilling commitments in the periods in which well capital is incurred or rig services are provided. The following table summarizes the Company’s future drilling commitments at June 30, 2011:

	00000000000	00000000000	00000000000	00000000000	00000000000
	Payments Due By Period

(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Daywork drilling contracts with related parties (a)	$2,769	$2,769	$-	$-	$-
Other daywork drilling contracts	1,975	1,975	-	-	-

Total contractual drilling commitments	$4,744	$4,744	$-	$-	$-

(a)

Consists of daywork drilling contracts with (i) Silver Oak Drilling, LLC, an affiliate of Chase Oil Corporation (“Chase Oil”), a stockholder of the Company and (ii) a company in which one of the Company's employees owns a 3 percent interest.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2011

Unaudited

Operating leases. The Company leases vehicles, equipment and office facilities under non-cancellable operating leases. Lease payments associated with these operating leases for the three months ended June 30, 2011 and 2010 were approximately $1.2 million and $0.5 million, respectively, and approximately $1.7 million and $1.1 million for the six months ended June 30, 2011 and 2010, respectively.

Future minimum lease commitments under non-cancellable operating leases at June 30, 2011 were as follows:

0000000000
(in thousands)

Remaining 2011	$1,896
2012	3,500
2013	2,994
2014	2,476
2015	2,595
Thereafter	1,295

Total	$14,756

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

The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration. Management monitors company-specific, oil and natural gas industry and worldwide economic factors and assesses the likelihood that the Company’s net operating loss carryforwards (“NOLs”) and other deferred tax attributes in the United States, state, and local tax jurisdictions will be utilized prior to their expiration. At June 30, 2011 and December 31, 2010, the Company had no valuation allowances related to its deferred tax assets.

At June 30, 2011, the Company did not have any significant uncertain tax positions requiring recognition in the financial statements. The tax years 2007 through 2010 remain subject to examination by the major tax jurisdictions.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2011

Unaudited

Income tax provision. The Company’s income tax provision and amounts separately allocated were attributable to the following items for the three and six months ended June 30, 2011 and 2010:

	000000000000	000000000000	000000000000	000000000000
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010

Income from continuing operations	$143,270	$72,220	$112,801	$110,983
Income from discontinued operations	-	2,524	56,529	3,701
Changes in stockholders’ equity:
Excess tax benefits related to stock-based compensation	(4,074)	(3,205)	(21,117)	(6,703)

	$139,196	$71,539	$148,213	$107,981

The Company’s income tax provision attributable to income from continuing operations consisted of the following for the three and six months ended June 30, 2011 and 2010:

	000000000000	000000000000	000000000000	000000000000
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010

Current:
U.S. federal	$3,208	$393	$9,552	$9,753
U.S. state and local	519	487	1,282	1,714

Total current income tax provision	3,727	880	10,834	11,467

Deferred:
U.S. federal	121,452	63,898	88,599	89,049
U.S. state and local	18,091	7,442	13,368	10,467

Total deferred income tax provision	139,543	71,340	101,967	99,516

Total income tax provision attributable to income from continuing operations	$143,270	$72,220	$112,801	$110,983

The reconciliation between the income tax expense computed by multiplying pretax income from continuing operations by the United States federal statutory rate and the reported amounts of income tax expense from continuing operations is as follows:

	000000000000	000000000000	000000000000	000000000000
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010

Income at U.S. federal statutory rate	$131,409	$67,203	$103,730	$103,636
State income taxes, net of federal tax effect	12,097	5,156	9,523	7,917
Statutory depletion	(144)	46	(186)	(178)
Nondeductible expense & other	(92)	(185)	(266)	(392)

Income tax expense	$143,270	$72,220	$112,801	$110,983

Effective tax rate	38.2%	37.6%	38.1%	37.5%

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2011

Unaudited

The Company’s income tax provision attributable to income from discontinued operations consisted of the following for the three and six months ended June 30, 2011 and 2010:

	0000000000	0000000000	0000000000	0000000000
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010

Current:
U.S. federal	$-	$1,234	$(1,192)	$2,753
U.S. state and local	-	5	4	11

Total current income tax provision (benefit)	-	1,239	(1,188)	2,764

Deferred:
U.S. federal	-	1,014	50,373	543
U.S. state and local	-	271	7,344	394

Total deferred income tax provision	-	1,285	57,717	937

Total income tax provision attributable to income from discontinued operations	$-	$2,524	$56,529	$3,701

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2011

Unaudited

Note M. Related party transactions

The following tables summarize charges incurred with and payments made to the Company’s related parties and reported in the consolidated statements of operations, as well as outstanding payables and receivables included in the consolidated balance sheets for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010

Charges incurred with Chase Oil and affiliates (a)	$15,227	$422	$23,722	$15,507

Working interests owned by employees: (b)
Revenues distributed to employees	$138	$93	$189	$171
Joint interest payments received from employees	$186	$345	$363	$575

Overriding royalty interests paid to Chase Oil affiliates (c)	$622	$517	$1,142	$1,046

Royalty interests paid to a director of the Company (d)	$33	$38	$62	$79

Amounts paid under consulting agreement with a director (e)	$60	$67	$120	$130

Amounts paid under daywork drilling contracts (f)	$3,623	$-	$7,328	$-

	June 30,	December 31,
(in thousands)	2011	2010

Amounts included in accounts receivable - related parties:

Chase Oil and affiliates (a)	$72	$115

Working interests owned by employees (b)	$84	$54

Amounts included in accounts payable - related parties:

Chase Oil and affiliates (a)	$-	$771

Working interests owned by employees (b)	$21	$8

Overriding royalty interests of Chase Oil affiliates (c)	$501	$407

Royalty interests of a director of the Company (d)	$12	$11

(a)

The Company incurred charges for services rendered in the ordinary course of business from Chase Oil and its affiliates including a drilling contractor, an oilfield services company, a supply company, a drilling fluids supply company, a pipe and tubing supplier, a fixed base operator of aircraft services and a software company. The Company also operates oil and natural gas wells in which Chase Oil owns a working interest. As such, the Company has outstanding receivables related to these oil and natural gas properties from time to time. The tables above summarize the charges incurred as well as outstanding receivables and payables.

(b)

The Company purchased oil and natural gas properties from third parties in which employees of the Company owned a working interest. The tables above summarize the Company’s activities with these employees.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2011

Unaudited

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

(e)

In June 2009, the Company entered into a consulting agreement (the “Consulting Agreement”) with Steven L. Beal, under which Mr. Beal began serving as a consultant to the Company on July 1, 2009. Either the Company or Mr. Beal may terminate the consulting relationship at any time by giving ninety days written notice to the other party; however, the Company may terminate the relationship immediately for cause. During the term of the consulting relationship, Mr. Beal will receive a consulting fee of $20,000 per month and a monthly reimbursement for his medical and dental coverage costs. If Mr. Beal dies during the term of the Consulting Agreement, his estate will receive a $60,000 lump sum payment.

(f)	The Company incurred charges for services rendered in the ordinary course of business from a drilling contractor in which one of the Company’s employees owns a 3 percent interest.

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

June 30, 2011

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

The Company has reflected the results of operations of these two divestitures as discontinued operations, rather than as a component of continuing operations. The following table represents the components of the Company’s discontinued operations for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in thousands)	2011	2010	2011	2010
Operating revenues:
Oil sales	$-	$15,135	$9,456	$25,072
Natural gas sales	-	1,260	68	4,150

Total operating revenues	-	16,395	9,524	29,222

Operating costs and expenses:
Oil and natural gas production	-	4,006	1,642	7,376
Exploration and abandonments	-	(44)	-	142
Depreciation, depletion and amortization (a)	-	4,490	2,107	8,174
Accretion of discount on asset retirement obligations (a)	-	56	8	115
Impairments of long-lived assets (a)	-	1,203	-	3,567
General and administrative (b)	-	(223)	-	(443)

Total operating costs and expenses	-	9,488	3,757	18,931

Income from operations	-	6,907	5,767	10,291
Other income (expense):
Gain on disposition of assets, net (a)	-	-	141,950	-

Income from discontinued operations before income taxes	-	6,907	147,717	10,291

Income tax benefit (expense):
Current	-	(1,239)	1,188	(2,764)
Deferred (a)	-	(1,285)	(57,717)	(937)

Income from discontinued operations, net of tax	$-	$4,383	$91,188	$6,590

(a)	Represents the significant non-cash components of discontinued operations.

(b)	Represents the fees received from third-parties for operating oil and natural gas properties that were sold. The Company reflects these fees as a reduction of general and administrative expenses.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2011

Unaudited

Note O. Net income per share

Basic net income per share is computed by dividing net income applicable to common shareholders by the weighted average number of common shares treated as outstanding for the period.

The computation of diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock that are dilutive to income were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the Company. These amounts include unexercised common stock options and restricted stock. Potentially dilutive effects are calculated using the treasury stock method.

The following table is a reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and six months ended June 30, 2011 and 2010:

	0000000000	0000000000	0000000000	0000000000
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010

Weighted average common shares outstanding:
Basic	102,569	91,044	102,407	89,944
Dilutive common stock options	575	869	656	916
Dilutive restricted stock	494	384	507	360

Diluted	103,638	92,297	103,570	91,220

The following table is a summary of the common stock options and restricted stock which were not included in the computation of diluted net income per share, as inclusion of these items would be antidilutive:

	0000000000	0000000000	0000000000	0000000000
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010

Number of antidilutive common shares:
Anti-dilutive common stock options	-	-	-	1
Anti-dilutive restricted stock	47	2	25	4

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2011

Unaudited

Note P. Other current liabilities

The following table provides the components of the Company’s other current liabilities at June 30, 2011 and December 31, 2010:

(in thousands)	June 30, 2011	December 31, 2010

Other current liabilities:
Accrued production costs	$36,761	$31,149
Payroll related matters	6,163	13,790
Accrued interest	36,987	15,494
Asset retirement obligations	6,317	7,378
Settlements due on derivative instruments	9,065	7,371
Other	5,157	8,093

Other current liabilities	$100,450	$83,275

Note Q. Subsidiary guarantors

All of the Company’s wholly-owned subsidiaries have fully and unconditionally guaranteed the senior notes of the Company (see Note J). In accordance with practices accepted by the United States Securities and Exchange Commission (the “SEC”), the Company has prepared Condensed Consolidating Financial Statements in order to quantify the assets and liabilities, results of operations and cash flows of such subsidiaries as subsidiary guarantors. The following Condensed Consolidating Balance Sheets at June 30, 2011 and December 31, 2010, Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2011 and 2010 and Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2011 and 2010, present financial information for Concho Resources Inc. as the parent on a stand-alone basis (carrying any investments in subsidiaries under the equity method), financial information for the subsidiary guarantors on a stand-alone basis (carrying any investment in non-guarantor subsidiaries under the equity method), and the consolidation and elimination entries necessary to arrive at the information for the Company on a consolidated basis. All current and deferred income taxes are recorded on Concho Resources Inc., as the subsidiaries are flow-through entities for income tax purposes. The subsidiary guarantors are not restricted from making distributions to the parent company.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2011

Unaudited

Condensed Consolidating Balance Sheet

June 30, 2011

	000000000000	000000000000	000000000000	000000000000

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

ASSETS
Accounts receivable - related parties	$4,689,765	$190,246	$(4,879,855)	$156
Other current assets	40,688	397,708	-	438,396
Oil and natural gas properties, net	-	5,398,947	-	5,398,947
Property and equipment, net	-	50,340	-	50,340
Investment in subsidiaries	1,946,903	-	(1,946,903)	-
Other long-term assets	71,453	76,851	-	148,304

Total assets	$6,748,809	$6,114,092	$(6,826,758)	$6,036,143

LIABILITIES AND EQUITY
Accounts payable - related parties	$1,271,524	$3,608,865	$(4,879,855)	$534
Other current liabilities	117,678	518,897	-	636,575
Other long-term liabilities	929,320	39,427	-	968,747
Long-term debt	1,735,926	-	-	1,735,926
Equity	2,694,361	1,946,903	(1,946,903)	2,694,361

Total liabilities and equity	$6,748,809	$6,114,092	$(6,826,758)	$6,036,143

Condensed Consolidating Balance Sheet

December 31, 2010

	000000000000	000000000000	000000000000	000000000000

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

ASSETS
Accounts receivable - related parties	$5,532,317	$534,447	$(6,066,595)	$169
Other current assets	51,084	279,380	-	330,464
Oil and natural gas properties, net	-	4,885,740	-	4,885,740
Property and equipment, net	-	28,047	-	28,047
Investment in subsidiaries	1,363,908	-	(1,363,908)	-
Other long-term assets	55,061	69,013	-	124,074

Total assets	$7,002,370	$5,796,627	$(7,430,503)	$5,368,494

LIABILITIES AND EQUITY
Accounts payable - related parties	$2,061,777	$4,006,015	$(6,066,595)	$1,197
Other current liabilities	115,662	390,130	-	505,792
Other long-term liabilities	772,536	36,574	-	809,110
Long-term debt	1,668,521	-	-	1,668,521
Equity	2,383,874	1,363,908	(1,363,908)	2,383,874

Total liabilities and equity	$7,002,370	$5,796,627	$(7,430,503)	$5,368,494

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2011

Unaudited

Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2011

	000000000000	000000000000	000000000000	000000000000

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Total operating revenues	$-	$446,232	$-	$446,232
Total operating costs and expenses	143,175	(190,560)	-	(47,385)

Income from continuing operations	143,175	255,672	-	398,847
Interest expense	(21,660)	-	-	(21,660)
Other, net	253,937	(1,635)	(254,037)	(1,735)

Income from continuing operations before income taxes	375,452	254,037	(254,037)	375,452
Income tax expense	(143,270)	-	-	(143,270)

Net income	232,182	254,037	(254,037)	232,182

Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2010

	000000000000	000000000000	000000000000	000000000000

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Total operating revenues	$-	$199,315	$-	$199,315
Total operating costs and expenses	109,112	(104,923)	-	4,189

Income from continuing operations	109,112	94,392	-	203,504
Interest expense	(11,192)	-	-	(11,192)
Other, net	100,995	(304)	(100,995)	(304)

Income from continuing operations before income taxes	198,915	94,088	(100,995)	192,008
Income tax expense	(72,220)	-	-	(72,220)

Income from continuing operations	126,695	94,088	(100,995)	119,788
Income from discontinued operations, net of tax	(2,524)	6,907	-	4,383

Net income	$124,171	$100,995	$(100,995)	$124,171

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2011

Unaudited

Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2011

	000000000000	000000000000	000000000000	000000000000

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Total operating revenues	$-	$807,072	$-	$807,072
Total operating costs and expenses	(87,688)	(369,607)	-	(457,295)

Income (loss) from continuing operations	(87,688)	437,465	-	349,777
Interest expense	(51,320)	-	-	(51,320)
Other, net	583,095	(2,187)	(582,995)	(2,087)

Income from continuing operations before income taxes	444,087	435,278	(582,995)	296,370
Income tax expense	(112,801)	-	-	(112,801)

Income from continuing operations	331,286	435,278	(582,995)	183,569
Income from discontinued operations, net of tax	(56,529)	147,717	-	91,188

Net income	$274,757	$582,995	$(582,995)	$274,757

Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2010

	000000000000	000000000000	000000000000	000000000000

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Total operating revenues	$-	$398,488	$-	$398,488
Total operating costs and expenses	125,055	(204,805)	-	(79,750)

Income from continuing operations	125,055	193,683	-	318,738
Interest expense	(22,257)	-	-	(22,257)
Other, net	203,597	(377)	(203,597)	(377)

Income from continuing operations before income taxes	306,395	193,306	(203,597)	296,104
Income tax expense	(110,983)	-	-	(110,983)

Income from continuing operations	195,412	193,306	(203,597)	185,121
Income from discontinued operations, net of tax	(3,701)	10,291	-	6,590

Net income	$191,711	$203,597	$(203,597)	$191,711

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2011

Unaudited

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2011

	000000000000	000000000000	000000000000	000000000000

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total
Net cash flows provided by (used in) operating activities	$(4,955)	$490,802	$-	$485,847
Net cash flows used in investing activities	(72,787)	(509,161)	-	(581,948)
Net cash flows provided by financing activities	78,071	18,043	-	96,114

Net increase (decrease) in cash and cash equivalents	329	(316)	-	13
Cash and cash equivalents at beginning of period	46	338	-	384

Cash and cash equivalents at end of period	$375	$22	$-	$397

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2010

	000000000000	000000000000	000000000000	000000000000

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total
Net cash flows provided by (used in) operating activities	$(17,206)	$256,736	$-	$239,530
Net cash flows used in investing activities	(8,024)	(294,141)	-	(302,165)
Net cash flows provided by financing activities	25,207	34,577	-	59,784

Net decrease in cash and cash equivalents	(23)	(2,828)	-	(2,851)
Cash and cash equivalents at beginning of period	48	3,186	-	3,234

Cash and cash equivalents at end of period	$25	$358	$-	$383

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2011

Unaudited

Note R. Subsequent events

New commodity derivative contracts. In July 2011, the Company entered into the following commodity derivative contracts to hedge additional amounts of its estimated future production:

	Aggregate	Index	Contract
	Volume	Price (a)	Period

Oil (volumes in Bbls):
Price swap	535,000	$100.66	10/01/11 - 12/31/11
Price swap	1,344,000	$102.24	01/01/12 - 12/31/12
Price swap	810,000	$103.66	01/01/13 - 12/31/13

(a) The index prices for the oil price swaps are based on the NYMEX-West Texas Intermediate monthly average futures price.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2011

Unaudited

Note S. Supplementary information

Capitalized costs

	000000000000	000000000000
	June 30,	December 31,
(in thousands)	2011	2010

Oil and natural gas properties:
Proved	$5,546,152	$4,982,316
Unproved	734,402	633,933
Less: accumulated depletion and depreciation	(881,607)	(730,509)

Net capitalized costs for oil and natural gas properties	$5,398,947	$4,885,740

Costs incurred for oil and natural gas producing activities (a)

	000000000000	000000000000	000000000000	000000000000
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010

Property acquisition costs:
Proved	$3,230	$3,897	$69,148	$13,739
Unproved	18,132	15,673	75,340	21,029
Exploration	181,353	36,434	271,919	61,933
Development	140,768	134,206	334,485	245,912

Total costs incurred for oil and natural gas properties	$343,483	$190,210	$750,892	$342,613

(a)	The costs incurred for oil and natural gas producing activities includes the following amounts of asset retirement obligations:

	000000000000	000000000000	000000000000	000000000000
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010

Proved property acquisition costs	$-	$-	$148	$-
Exploration costs	320	184	640	252
Development costs	757	776	752	(1,424)

Total	$1,077	$960	$1,540	$(1,172)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our business and results of operations together with our financial condition. This section should be read in conjunction with our historical consolidated financial statements and notes.

In March 2011, we sold our Bakken assets for cash consideration of approximately $195.9 million and recognized a gain on the disposition of assets (included in discontinued operations) of approximately $142.0 million as discussed in Note N of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited).” For the three months ended March 31, 2011, these assets produced an average of 1,369 barrels of oil equivalents (“Boe”) per day, of which approximately 95 percent was oil.

In December 2010, we sold certain of our non-core Permian Basin assets for cash consideration of approximately $103.3 million and recognized a gain of approximately $29.1 million as discussed in Note N of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited).” For 2010, these assets produced an average of 1,393 Boe per day, of which approximately 46 percent was oil.

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

Overview

We are an independent oil and natural gas company engaged in the acquisition, development and exploration of oil and natural gas properties. Our core operations are primarily focused in the Permian Basin of Southeast New Mexico and West Texas. We refer to our three core operating areas as the (i) New Mexico Shelf, where we primarily target the Yeso and Lower Abo formations, (ii) Delaware Basin, where we primarily target the Bone Spring formation, and (iii) Texas Permian, where we primarily target the Wolfberry, a term applied to the combined Wolfcamp and Spraberry horizons. Oil comprised 65 percent of our 323.5 million barrels of oil equivalents (“MMBoe”) of estimated proved reserves at December 31, 2010 and 62 percent of our 10.8 MMBoe of production for the six months ended June 30, 2011. We seek to operate the wells in which we own an interest, and we operated wells that accounted for 92.3 percent of our proved developed producing PV-10 and 69.8 percent of our 5,196 gross wells at December 31, 2010. By controlling operations, we are able to more effectively manage the cost and timing of exploration and development of our properties, including the drilling and stimulation methods used.

Financial and Operating Performance

Our financial and operating performance for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, included the following:

•

Net income was $274.8 million ($2.65 per diluted share) for the first six months of 2011, as compared to $191.7 million ($2.10 per diluted share) during the first six months of 2010. The increase in earnings is primarily due to:

■

$408.6 million increase in oil and natural gas revenues primarily as a result of a 74 percent increase in production from continuing operations due to (i) the Marbob and Settlement Acquisitions and (ii) new wells that were successfully drilled and completed in 2010 and 2011;

■	$142.0 million gain from the divestiture of our Bakken assets in the first quarter of 2011, included in discontinued operations; partially offset by,

➢

a $63.5 million increase in oil and natural gas production costs during the first six months of 2011, due in part to the increase in (i) the number of new wells that were successfully drilled and completed in 2010 and 2011, (ii) the Marbob and Settlement Acquisitions and (iii) oil and natural gas revenues in 2011, which directly increased our oil and natural gas production taxes;

➢

an $89.4 million increase in depreciation, depletion and amortization during the first six months of 2011, primarily due to capitalized costs associated with new wells that were successfully drilled and completed in 2010 and 2011 and the Marbob and Settlement Acquisitions, offset in part by the increase in the oil and natural gas prices between the periods utilized to determine proved reserves;

➢

an $88.3 million net loss on derivatives not designated as hedges during the first six months of 2011, as compared to a $128.3 million net gain on derivatives not designated as hedges during the first six months of 2010, primarily the result of decreases in the forward looking commodity prices; and

➢

a $29.1 million increase in interest expense due to (i) increased average debt levels during 2011 compared to 2010, primarily related to the Marbob and Settlement Acquisitions, and (ii) an increase in our overall interest rate, primarily from the higher interest rates on our various issues of senior notes as compared to interest rates on borrowings on our credit facility.

•

Average daily sales volumes from continuing operations increased by 74 percent, from 33,979 Boe per day during the first six months of 2010 to 58,995 Boe per day during the six months of 2011. The increase is primarily attributable to (i) the Marbob and Settlement Acquisitions and (ii) our successful drilling efforts during 2010 and 2011, partially offset by interruptions in production during the first quarter of 2011 and asset divestitures.

•	Long-term debt increased by $67.4 million from December 31, 2010 to June 30, 2011.

•	At June 30, 2011, our availability under our credit facility was approximately $1.8 billion.

Commodity Prices

Our results of operations are heavily influenced by commodity prices. Factors that may impact future commodity prices, including the price of oil and natural gas, include:

•	developments generally impacting the Middle East, including Iraq and Iran;
•	the extent to which members of the Organization of Petroleum Exporting Countries and other oil exporting nations are able to continue to manage oil supply through export quotas;
•	the overall global demand for oil; and
•	the overall North American natural gas supply and demand fundamentals, including:
■	the United States economy,
■	weather conditions, and
■	liquefied natural gas deliveries to the United States.

Although we cannot predict the occurrence of events that may affect future commodity prices or the degree to which these prices will be affected, the prices for any commodity that we produce will generally approximate current market prices in the geographic region of the production. From time to time, we expect that we may use derivative financial instruments to economically hedge a portion of our commodity price risk to mitigate the impact of price volatility on our business. See Note I of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding our commodity hedge position at June 30, 2011.

Oil and natural gas prices have been subject to significant fluctuations during the past several years. In general, oil prices were higher during the comparable periods of 2011 measured against 2010, while natural gas prices were relatively consistent. The following table sets forth the average NYMEX oil and natural gas prices for the three and six months ended June 30, 2011 and 2010, as well as the high and low NYMEX prices for the same periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Average NYMEX prices:
Oil (Bbl)	$102.58	$78.12	$98.44	$78.36
Natural gas (MMBtu)	$4.38	$4.35	$4.29	$4.69

High and Low NYMEX prices:
Oil (Bbl):
High	$113.93	$86.84	$113.93	$86.84
Low	$90.61	$68.01	$84.32	$68.01

Natural gas (MMBtu):
High	$4.85	$5.19	$4.85	$6.01
Low	$4.04	$3.91	$3.78	$3.84

Further, the NYMEX oil price and NYMEX natural gas price reached highs and lows of $99.87 and $94.89 per Bbl and $4.55 and $4.13 per MMBtu, respectively, during the period from June 30, 2011 to August 1, 2011. At August 1, 2011, the NYMEX oil price and NYMEX natural gas price were $94.89 per Bbl and $4.19 per MMBtu, respectively.

Recent Events

Credit facility amendment. On April 25, 2011, we amended our credit facility to (i) extend the maturity date by approximately three years to April 2016, (ii) increase the borrowing base from $2.0 billion to $2.5 billion, but kept our commitments from our bank group at $2.0 billion and (iii) provide us with the ability to issue up to an additional $1.0 billion in senior notes with no adjustment to our borrowing base if the notes are issued prior to May 2012. We paid our bank group approximately $11.5 million associated with the amendment to increase the borrowing base. At June 30, 2011, we had borrowings outstanding under our credit facility of approximately $0.2 billion, and our availability under our credit facility was approximately $1.8 billion.

Senior notes issuance. In May 2011, we issued $600 million in principal amount of 6.5% unsecured senior notes due 2022 and we received net proceeds of approximately $587.1 million. We used the net proceeds to repay a portion of the borrowings under our credit facility, which increased our liquidity for future activities.

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

2011 capital budget. In November 2010, we announced our 2011 capital budget of approximately $1.1 billion. In May 2011, we increased our expected 2011 capital expenditures to total approximately $1.35 billion (which does not include the costs of acquisitions other than customary leasehold purchases of acreage). The increase was a result of (i) additional drilling of wells in the Delaware Basin, (ii) incremental drilling on Wolfberry assets acquired in the first quarter of 2011, (iii) additional planned expenditures on acquisition of customary leasehold acquisitions and (iv) inflation of service costs, primarily completion costs. Cost inflation is being experienced industry wide and particularly in the Permian Basin due to the increased activity levels. Based on current commodity prices and our expectation, we believe our 2011 planned capital expenditures, excluding the effects of acquisitions, will exceed our 2011 cash flow. As our size and financial flexibility have grown, we now take a longer-term view on spending substantially within our cash flow, and our spending during any specific period may exceed our cash flow for that period. However, our capital budget is largely discretionary, and if we experience sustained oil and natural gas prices significantly below the current levels or substantial increases in our costs, we may reduce our capital spending program to be substantially within our cash flow.

Our capital budget does not include acquisitions (other than the customary purchase of leasehold acreage). The following is a summary of our 2011 capital expenditure plans:

	2011
	Planned
(in millions)	Expenditures

Core Operating Areas:
New Mexico Shelf	$644
Delaware Basin	252
Texas Permian	276

Acquisition of leasehold acreage, geological and geophysical and other	75	(a)
Facilities and other capital in our core operating areas	100

Total	$1,347

(a)	Excludes approximately $98.4 million of acquisitions of producing oil and natural gas assets we acquired in the first six months of 2011. We do not budget for these types of acquisitions.

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

Derivative Financial Instruments

Derivative financial instrument exposure. At June 30, 2011, the fair value of our financial derivatives was a net liability of $152.5 million. All of our counterparties to these financial derivatives are parties to our credit facility and have their outstanding debt commitments and derivative exposures collateralized pursuant to our credit facility. Under the terms of our financial derivative instruments and their collateralization under our credit facility, we do not have exposure to potential “margin calls” on our financial derivative instruments. We currently have no reason to believe that our counterparties to these derivative contracts are not financially viable. Our credit facility does not allow us to offset amounts we may owe a lender against amounts we may be owed related to our financial instruments with such party.

New commodity derivative contracts. During the six months ended June 30, 2011, we entered into additional commodity derivative contracts to hedge a portion of our estimated future production. The following table summarizes information about these additional commodity derivative contracts for the six months ended June 30, 2011. When aggregating multiple contracts, the weighted average contract price is disclosed.

	Aggregate	Index	Contract
	Volume	Price (a)	Period

Oil (volumes in Bbls):

Price swap	115,000	$96.65	03/01/11 - 11/30/11

Price swap	200,000	$97.20	03/01/11 - 12/31/11

Price swap	190,000	$111.41	05/01/11 - 07/31/11

Price swap	736,000	$110.21	05/01/11 - 12/31/11

Price swap	66,000	$111.80	08/01/11 - 11/30/11

Price swap	45,000	$99.35	01/01/12 - 03/31/12

Price swap	176,000	$110.34	01/01/12 - 11/30/12

Price swap	900,000	$106.20	01/01/12 - 12/31/12

Price swap	555,000	$99.00	07/01/12 - 12/31/12

Price swap	2,844,000	$100.73	01/01/13 - 12/31/13

(a) The index prices for the oil price swaps are based on the NYMEX-West Texas Intermediate monthly average futures price.

In July 2011, we entered into the following commodity derivative contracts to hedge additional amounts of our estimated future production:

	Aggregate	Index	Contract
	Volume	Price (a)	Period

Oil (volumes in Bbls):

Price swap	535,000	$100.66	10/01/11 - 12/31/11

Price swap	1,344,000	$102.24	01/01/12 - 12/31/12

Price swap	810,000	$103.66	01/01/13 - 12/31/13

(a) The index prices for the oil price swaps are based on the NYMEX-West Texas Intermediate monthly average futures price.

Results of Operations

The following table sets forth summary information from our continuing operations concerning our production and operating data for the three and six months ended June 30, 2011 and 2010. The data in this table excludes results from the Marbob and Settlement Acquisitions for periods prior to their respective closing dates in October 2010. Also, the table below excludes production and operating data that we have classified as discontinued operations, which is more fully described in Note N of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited).”

	00000000	00000000	00000000	00000000
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Production and operating data:

Net production volumes:

Oil (MBbl)	3,522	2,123	6,632	4,153

Natural gas (MMcf)	12,307	6,266	24,277	11,983

Total (MBoe)	5,573	3,167	10,678	6,150

Average daily production volumes:

Oil (Bbl)	38,703	23,330	36,641	22,945

Natural gas (Mcf)	135,242	68,857	134,127	66,204

Total (Boe)	61,244	34,806	58,995	33,979

Average prices:

Oil, without derivatives (Bbl)	$97.32	$75.03	$94.27	$75.15

Oil, with derivatives (Bbl) (a)	$83.57	$73.69	$82.11	$72.02

Natural gas, without derivatives (Mcf)	$8.41	$6.39	$7.49	$7.21

Natural gas, with derivatives (Mcf) (a)	$8.90	$7.28	$7.95	$7.72

Total, without derivatives (Boe)	$80.07	$62.93	$75.58	$64.79

Total, with derivatives (Boe) (a)	$72.48	$63.81	$69.08	$63.68

Operating costs and expenses per Boe:

Lease operating expenses and workover costs	$5.97	$6.52	$6.31	$6.06

Oil and natural gas taxes	$6.51	$4.99	$6.17	$5.29

Depreciation, depletion and amortization	$17.74	$15.66	$17.72	$16.22

General and administrative	$4.06	$5.61	$4.12	$5.13

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

	0000000000	0000000000	0000000000	0000000000
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010

Gain (loss) on derivatives not designated as hedges:
Cash payments on oil derivatives	$(48,398)	$(2,852)	$(80,628)	$(12,985)
Cash receipts from natural gas derivatives	6,076	5,614	11,205	6,120
Cash payments on interest rate derivatives	(5,429)	(1,221)	(6,624)	(2,434)
Unrealized mark-to-market gain (loss) on commodity and interest rate derivatives	192,633	111,222	(12,213)	137,635

Gain (loss) on derivatives not designated as hedges	$144,882	$112,763	$(88,260)	$128,336

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

The following table sets forth summary production and operating data from our discontinued operations for the three and six months ended June 30, 2011 and 2010. The discontinued operations presentation is the result of reclassifying the results of operations from the divestitures of our non-core Permian Basin assets in December 2010 and our Bakken assets in March 2011, which are more fully described in Note N of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited).”

	000000	000000		000000	000000
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010		2011	2010

Production and operating data:

Net production volumes:

Oil (MBbl)	-	214		117	354

Natural gas (MMcf)	-	426		37	950

Total (MBoe)	-	285		123	512

Average daily production volumes:

Oil (Bbl)	-	2,352		646	1,956

Natural gas (Mcf)	-	4,681		204	5,249

Total (Boe)	-	3,132		680	2,831

Average prices:

Oil, without derivatives (Bbl)	$-	$70.72		$80.82	$70.82

Oil, with derivatives (Bbl) (a)	$-	$70.72		$80.82	$70.82

Natural gas, without derivatives (Mcf)	$-	$2.96		$1.84	$4.37

Natural gas, with derivatives (Mcf) (a)	$-	$2.96		$1.84	$4.37

Total, without derivatives (Boe)	$-	$57.53		$77.43	$57.07

Total, with derivatives (Boe) (a)	$-	$57.53		$77.43	$57.07

Operating costs and expenses per Boe:

Lease operating expenses and workover costs	$-	$8.80		$3.85	$9.10

Oil and natural gas taxes	$-	$5.25		$9.50	$5.31

Depreciation, depletion and amortization	$-	$15.75		$17.13	$15.96

General and administrative	$-	$(0.78	) (b)	$-	$(0.87	) (b)

(a)	None of our derivatives not designated as hedges related to discontinued operations.

(b)	Represents the fees received from third-parties for operating oil and natural gas properties that were sold. We reflect these fees as a reduction of general and administrative expenses.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Oil and natural gas revenues. Revenue from oil and natural gas operations was $446.2 million for the three months ended June 30, 2011, an increase of $246.9 million (124 percent) from $199.3 million for the three months ended June 30, 2010. This increase was primarily due to (i) increases in realized oil and natural gas prices, (ii) increased production as a result of the Marbob and Settlement Acquisitions and (iii) successful drilling efforts during 2010 and 2011. Specifics include the following:

•

the average realized oil price (excluding the effects of derivative activities) was $97.32 per Bbl during the three months ended June 30, 2011, an increase of 30 percent from $75.03 per Bbl during the three months ended June 30, 2010;

•	total oil production was 3,522 MBbl for the three months ended June 30, 2011, an increase of 1,399 MBbl (66 percent) from 2,123 MBbl for the three months ended June 30, 2010;

•

the average realized natural gas price (excluding the effects of derivative activities) was $8.41 per Mcf during the three months ended June 30, 2011, an increase of 32 percent from $6.39 per Mcf during the three months ended June 30, 2010. Our natural gas prices have been significantly higher than the related NYMEX prices primarily due to the value of the natural gas liquids in our liquids-rich natural gas stream; and

•	total natural gas production was 12,307 MMcf for the three months ended March 31, 2011, an increase of 6,041 MMcf (96 percent) from 6,266 MMcf for the three months ended June 30, 2010.

Production expenses. The following table provides the components of our total oil and natural gas production costs for the three months ended June 30, 2011 and 2010:

	000000000	000000000	000000000	000000000
	Three Months Ended June 30,
	2011		2010
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

Lease operating expenses	$32,549	$5.84	$17,832	$5.63
Taxes:
Ad valorem	2,676	0.48	1,990	0.63
Production	33,611	6.03	13,805	4.36
Workover costs	741	0.13	2,815	0.89

Total oil and natural gas production expenses	$69,577	$12.48	$36,442	$11.51

Among the cost components of production expenses, in general, we have some control over lease operating expenses and workover costs on properties we operate, but production and ad valorem taxes are directly related to commodity price changes.

Lease operating expenses were $32.5 million ($5.84 per Boe) for the three months ended June 30, 2011, an increase of $14.7 million (83 percent) from $17.8 million ($5.63 per Boe) for the three months ended June 30, 2010. The increase in lease operating expenses was primarily due to (i) our wells successfully drilled and completed in 2010 and 2011 and (ii) the Marbob and Settlement Acquisitions which closed in October 2010. The increase in lease operating expenses per Boe was primarily due to cost increases in services and supplies primarily related to increase in commodity prices offset in part by additional production from our wells successfully drilled and completed in 2010 and 2011 where we are receiving benefits from economies of scale.

Ad valorem taxes have increased primarily as a result of increased valuations of our Texas properties and the increase in our number of wells primarily associated with 2010 and 2011 drilling activity in Texas.

Production taxes per unit of production were $6.03 per Boe during the three months ended June 30, 2011, an increase of 38 percent from $4.36 per Boe during the three months ended June 30, 2010. The increase was directly related to our increased revenues. Over the same period, our per Boe commodity prices (excluding the effects of derivatives) increased 27 percent.

Workover expenses were approximately $0.7 million and $2.8 million for the three months ended June 30, 2011 and 2010, respectively. The 2011 amounts related primarily to workovers in the Texas Permian area, while the 2010 amounts related primarily to activity in both the Texas Permian and New Mexico Shelf areas performed to increase production.

Exploration and abandonments expense. The following table provides a breakdown of our exploration and abandonments expense for the three months ended June 30, 2011 and 2010:

	000000000000	000000000000
	Three Months Ended June 30,
(in thousands)	2011	2010

Geological and geophysical	$370	$551
Exploratory dry holes	-	53
Leasehold abandonments and other	30	318

Total exploration and abandonments	$400	$922

Our geological and geophysical expense, which primarily consists of the costs of acquiring and processing seismic data, geophysical data and core analysis, was $0.4 million and $0.6 million for the three months ended June 30, 2011 and 2010, respectively.

Depreciation, depletion and amortization expense. The following table provides components of our depreciation, depletion and amortization expense for the three months ended June 30, 2011 and 2010:

	0000000000	0000000000	0000000000	0000000000
	Three Months Ended June 30,
	2011		2010
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

Depletion of proved oil and natural gas properties	$97,298	$17.46	$48,511	$15.32
Depreciation of other property and equipment	1,196	0.21	713	0.23
Amortization of intangible asset - operating rights	387	0.07	387	0.11

Total depletion, depreciation and amortization	$98,881	$17.74	$49,611	$15.66

Oil price used to estimate proved oil reserves at period end	$86.60		$72.23
Natural gas price used to estimate proved natural gas reserves at period end	$4.21		$4.10

Depletion of proved oil and natural gas properties was $97.3 million ($17.46 per Boe) for the three months ended June 30, 2011, an increase of $48.8 million (101 percent) from $48.5 million ($15.32 per Boe) for the three months ended June 30, 2010. The increase in depletion expense was primarily due to capitalized costs associated with new wells that were successfully drilled and completed in 2010 and 2011 and the Marbob and Settlement Acquisitions, and was offset in part by the increase in the oil and natural gas prices between the periods utilized to determine proved reserves.

The amortization of the intangible asset is a result of the value assigned to the operating rights that we acquired in the July 2008 acquisition of Henry Petroleum LP and certain entities and individuals affiliated with Henry Petroleum LP (collectively the “Henry Entities”). The intangible asset is currently being amortized over an estimated life of 25 years.

Impairment of long-lived assets. We periodically review our long-lived assets to be held and used, including proved oil and natural gas properties accounted for under the successful efforts method of accounting. Due primarily to downward adjustments to the economically recoverable proved reserves associated with declines in well performance, we recognized a non-cash charge against earnings of approximately $0.1 million and $3.5 million during the three months ended June 30, 2011 and 2010, respectively, which were primarily attributable to natural gas related properties in our New Mexico Shelf area.

General and administrative expenses. The following table provides components of our general and administrative expenses for the three months ended June 30, 2011 and 2010:

	000000000	000000000	000000000	000000000
	Three Months Ended June 30,
	2011		2010
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

General and administrative expenses - recurring	$21,021	$3.77	$15,875	$5.02
Non-recurring bonus paid to Henry Entities’ employees	-	-	2,470	0.78
Non-cash stock-based compensation	4,725	0.85	2,871	0.90
Less: Third-party operating fee reimbursements	(3,128)	(0.56)	(3,455)	(1.09)

Total general and administrative expenses	$22,618	$4.06	$17,761	$5.61

General and administrative expenses were $22.6 million ($4.06 per Boe) for the three months ended June 30, 2011, an increase of $4.8 million (27 percent) from $17.8 million ($5.61 per Boe) for the three months ended June 30, 2010. The increase in general and administrative expenses was primarily due to an increase in (i) non-cash stock-based compensation expense for stock-based compensation awards and (ii) the number of employees and related personnel expenses to handle our increased activities, partially offset by an absence of a non-recurring bonus due to the former Henry Entities’ employees during the three months ended June 30, 2011. The decrease in total general and administrative expenses per Boe was primarily due to increased production associated with (i) additional production from our wells successfully drilled and completed in 2010 and 2011 and (ii) additional production from our Marbob and Settlement Acquisitions for which we added an incremental number of administrative personnel.

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

As the operator of certain oil and natural gas properties in which we own an interest, we earn overhead reimbursements during the drilling and production phases of the property. As we drill more wells in which we own a higher working interest, these reimbursements could decrease over time. We earned reimbursements of $3.1 million and $3.5 million during the three months ended June 30, 2011 and 2010, respectively. This reimbursement is reflected as a reduction of general and administrative expenses in the consolidated statements of operations.

Gain on derivatives not designated as hedges. The following table sets forth the cash settlements and the non-cash mark-to-market adjustments for the derivative contracts not designated as hedges for the three months ended June 30, 2011 and 2010:

	000000000000	000000000000
	Three Months Ended
	June 30,
(in thousands)	2011	2010

Cash payments (receipts):
Commodity derivatives - oil	$48,398	$2,852
Commodity derivatives - natural gas	(6,076)	(5,614)
Financial derivatives - interest	5,429	1,221
Mark-to-market (gain) loss:
Commodity derivatives - oil	(192,566)	(119,303)
Commodity derivatives - natural gas	4,802	6,509
Financial derivatives - interest	(4,869)	1,572

Gain on derivatives not designated as hedges	$(144,882)	$(112,763)

Interest expense. The following table sets forth interest expense, weighted average interest rates and weighted average debt balances for the three months ended June 30, 2011 and 2010:

	0000000000	0000000000
	Three Months Ended
	June 30,
(dollars in thousands)	2011	2010

Interest expense	$21,660	$11,192

Weighted average cash interest rate	5.9%	5.4%

Weighted average debt balance	$1,740,117	$663,385

The increase in weighted average debt balance during the three months ended June 30, 2011 was due primarily to borrowings in October 2010 to fund the cash consideration for the Marbob and Settlement Acquisitions. The increase in interest expense is due to (i) an increase in the weighted average debt balance between periods, (ii) an increase in amortization of capitalized loan costs, primarily associated with the financing costs of the Marbob Acquisition, (iii) the December 2010 issuance of senior notes due 2021 and (iv) the May 2011 issuance of senior notes due 2022 partially offset by an $8.5 million benefit from the remaining original issue premium on the 8% unsecured senior note paid in full to Marbob in May 2011. The increase in the weighted average cash interest rate is primarily due to the issuance of our senior notes.

Income tax provisions. We recorded an income tax expense from continuing operations of $143.3 million and $72.2 million for the three months ended June 30, 2011 and 2010, respectively. The effective income tax rate for the three months ended June 30, 2011 and 2010 was 38.2 percent and 37.6 percent, respectively.

Income from discontinued operations, net of tax. We made the following divestitures:

Asset Group
	Permian Basin	Bakken
(dollars in millions)	Assets	Assets

Date divested	December 2010	March 2011

Net proceeds	$ 103.3	$ 195.9

Gain on sale of assets	$ 29.1	$ 142.0

As a result, we have reflected the results of operations of these divested assets as discontinued operations, rather than as a component of continuing operations. See Note N of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding these divestitures and their discontinued operations. We recognized income from discontinued operations of $4.4 million for the three months ended June 30, 2010. There was no activity related to the divested assets during the three months ended June 30, 2011.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Oil and natural gas revenues. Revenue from oil and natural gas operations was $807.1 million for the six months ended June 30, 2011, an increase of $408.6 million (103 percent) from $398.5 million for the six months ended June 30, 2010. This increase was primarily due to (i) increases in realized oil and natural gas prices, (ii) increased production as a result of the Marbob and Settlement Acquisitions and (iii) due to successful drilling efforts during 2010 and 2011, partially offset by the previously discussed production interruptions due to weather in February 2011. Specifics include the following:

•

the average realized oil price (excluding the effects of derivative activities) was $94.27 per Bbl during the six months ended June 30, 2011, an increase of 25 percent from $75.15 per Bbl during the six months ended June 30, 2010;

•	total oil production was 6,632 MBbl for the six months ended June 30, 2011, an increase of 2,479 MBbl (60 percent) from 4,153 MBbl for the six months ended June 30, 2010;

•

the average realized natural gas price (excluding the effects of derivative activities) was $7.49 per Mcf during the six months ended June 30, 2011, an increase of 4 percent from $7.21 per Mcf during the six months ended June 30, 2010. Our natural gas prices have been significantly higher than the related NYMEX prices primarily due to the value of the natural gas liquids in our liquids-rich natural gas stream; and

•	total natural gas production was 24,277 MMcf for the six months ended June 30, 2011, an increase of 12,294 MMcf (103 percent) from 11,983 MMcf for the six months ended June 30, 2010.

Production expenses. The following table provides the components of our total oil and natural gas production costs for the six months ended June 30, 2011 and 2010:

	00000000	00000000	00000000	00000000
	Six Months Ended June 30,
	2011		2010
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

Lease operating expenses	$66,462	$6.23	$34,058	$5.54
Taxes:
Ad valorem	5,342	0.50	4,527	0.74
Production	60,563	5.67	28,001	4.55
Workover costs	868	0.08	3,186	0.52

Total oil and natural gas production expenses	$133,235	$12.48	$69,772	$11.35

Among the cost components of production expenses, in general, we have some control over lease operating expenses and workover costs on properties we operate, but production and ad valorem taxes are directly related to commodity price changes.

Lease operating expenses were $66.5 million ($6.23 per Boe) for the six months ended June 30, 2011, an increase of $32.4 million (95 percent) from $34.1 million ($5.54 per Boe) for the six months ended June 30, 2010. The increase in lease operating expenses was primarily due to (i) our wells successfully drilled and completed in 2010 and 2011, (ii) the Marbob and Settlement Acquisitions which closed in October 2010 and (iii) to a lesser extent, our under accrual of estimated costs at December 31, 2010 of approximately $4.3 million ($0.40 per Boe). The increase in lease operating expenses per Boe was primarily due to (i) cost increases in services and supplies primarily related to increase in commodity prices, (ii) the effect of the previously discussed under accrual of estimated costs, offset in part by additional production from our wells successfully drilled and completed in 2010 and 2011 where we are receiving benefits from economies of scale.

Ad valorem taxes have increased primarily as a result of increased valuations of our Texas properties and the increase in our number of wells primarily associated with 2010 and 2011 drilling activity in Texas.

Production taxes per unit of production were $5.67 per Boe during the six months ended June 30, 2011, an increase of 25 percent from $4.55 per Boe during the six months ended June 30, 2010. The increase was directly related to our increased revenues. Over the same period, our per Boe commodity prices (excluding the effects of derivatives) increased 17 percent.

Workover expenses were approximately $0.9 million and $3.2 million for the six months ended June 30, 2011 and 2010, respectively. The 2011 amounts related primarily to workovers in the Texas Permian area, while the 2010 amounts related primarily to activity in both the Texas Permian and New Mexico Shelf areas performed to increase production.

Exploration and abandonments expense. The following table provides a breakdown of our exploration and abandonments expense for the six months ended June 30, 2011 and 2010:

	00000000	00000000
	Six Months Ended June 30,
(in thousands)	2011	2010

Geological and geophysical	$958	$1,212
Exploratory dry holes	12	92
Leasehold abandonments and other	156	727

Total exploration and abandonments	$1,126	$2,031

Our geological and geophysical expense, which primarily consists of the costs of acquiring and processing seismic data, geophysical data and core analysis, was $1.0 million and $1.2 million for the six months ended June 30, 2011 and 2010, respectively.

Depreciation, depletion and amortization expense. The following table provides components of our depreciation, depletion and amortization expense for the six months ended June 30, 2011 and 2010:

	00000000	00000000	00000000	00000000
	Six Months Ended June 30,
	2011		2010
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

Depletion of proved oil and natural gas properties	$186,241	$17.44	$97,594	$15.87
Depreciation of other property and equipment	2,154	0.20	1,402	0.23
Amortization of intangible asset - operating rights	774	0.08	774	0.12

Total depletion, depreciation and amortization	$189,169	$17.72	$99,770	$16.22

Oil price used to estimate proved oil reserves at period end	$86.60		$72.23
Natural gas price used to estimate proved natural gas reserves at period end	$4.21		$4.10

Depletion of proved oil and natural gas properties was $186.2 million ($17.44 per Boe) for the six months ended June 30, 2011, an increase of $88.6 million (91 percent) from $97.6 million ($15.87 per Boe) for the six months ended June, 2010. The increase in depletion expense was primarily due to capitalized costs associated with new wells that were successfully drilled and completed in 2010 and 2011 and the Marbob and Settlement Acquisitions, and was offset in part by the increase in the oil and natural gas prices between the periods utilized to determine proved reserves.

The amortization of the intangible asset is a result of the value assigned to the operating rights that we acquired in the July 2008 acquisition of the Henry Entities. The intangible asset is currently being amortized over an estimated life of 25 years.

Impairment of long-lived assets. We periodically review our long-lived assets to be held and used, including proved oil and natural gas properties accounted for under the successful efforts method of accounting. Due primarily to downward adjustments to the economically recoverable proved reserves associated with declines in well performance, we recognized a non-cash charge against earnings of approximately $0.1 million and $3.7 million during the six months ended June 30, 2011 and 2010, respectively, which was primarily attributable to natural gas related properties in our New Mexico Shelf area.

General and administrative expenses. The following table provides components of our general and administrative expenses for the six months ended June 30, 2011 and 2010:

	00000000	00000000	00000000	00000000
	Six Months Ended June 30,
	2011		2010
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

General and administrative expenses - recurring	$40,532	$3.80	$26,996	$4.39
Non-recurring bonus paid to Henry Entities’ employees	-	-	4,938	0.80
Non-cash stock-based compensation	9,193	0.86	5,702	0.93
Less: Third-party operating fee reimbursements	(5,715)	(0.54)	(6,097)	(0.99)

Total general and administrative expenses	$44,010	4.12	$31,539	$5.13

General and administrative expenses were $44.0 million ($4.12 per Boe) for the six months ended June 30, 2011, an increase of $12.5 million (40 percent) from $31.5 million ($5.13 per Boe) for the six months ended June 30, 2010. The increase in general and administrative expenses was primarily due to an increase in (i) non-cash stock-based compensation expense for stock-based compensation awards and (ii) the number of employees and related personnel expenses to handle our increased activities, partially offset by the absence of a non-recurring bonus due to the former Henry Entities’ employees during the six months ended June 30, 2011. The decrease in total general and administrative expenses per Boe was primarily due to increased production associated with (i) additional production from our wells successfully drilled and completed in 2010 and 2011 and (ii) additional production from our Marbob and Settlement Acquisitions for which we added an incremental number of administrative personnel.

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

As the operator of certain oil and natural gas properties in which we own an interest, we earn overhead reimbursements during the drilling and production phases of the property. As we drill more wells in which we own a higher working interest, these reimbursements could decrease over time. We earned reimbursements of $5.7 million and $6.1 million during the six months ended June 30, 2011 and 2010, respectively. This reimbursement is reflected as a reduction of general and administrative expenses in the consolidated statements of operations.

(Gain) loss on derivatives not designated as hedges. The following table sets forth the cash settlements and the non-cash mark-to-market adjustments for the derivative contracts not designated as hedges for the six months ended June 30, 2011 and 2010:

	00000000	00000000
	Six Months Ended June 30,
(in thousands)	2011	2010

Cash payments (receipts):
Commodity derivatives - oil	$80,628	$12,985
Commodity derivatives - natural gas	(11,205)	(6,120)
Financial derivatives - interest	6,624	2,434

Mark-to-market (gain) loss:
Commodity derivatives - oil	8,942	(120,741)
Commodity derivatives - natural gas	9,025	(20,678)
Financial derivatives - interest	(5,754)	3,784

(Gain) loss on derivatives not designated as hedges	$88,260	$(128,336)

Interest expense. The following table sets forth interest expense, weighted average interest rates and weighted average debt balances for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
(dollars in thousands)	2011	2010

Interest expense	$51,320	$22,257

Weighted average cash interest rate	5.8%	5.3%

Weighted average debt balance	$1,724,911	$687,116

The increase in weighted average debt balance during the six months ended June 30, 2011 was due primarily to borrowings in October 2010 to fund the cash consideration for the Marbob and Settlement Acquisitions. The increase in interest expense is due to (i) an increase in the weighted average debt balance between periods, (ii) an increase in amortization of capitalized loan costs, primarily associated with the financing costs of the Marbob Acquisition, (iii) the December 2010 issuance of senior notes due 2021 and (iv) the May 2011 issuance of senior notes due 2022; partially offset by an $8.5 million benefit from the remaining original issue premium on the 8% unsecured senior note paid in full to Marbob in May 2011. The increase in the weighted average cash interest rate is primarily due to the issuance of our senior notes.

Income tax provisions. We recorded an income tax expense from continuing operations of $112.8 million and $111.0 million for the six months ended June 30, 2011 and 2010, respectively. The effective income tax rate for the six months ended June 30, 2011 and 2010 was 38.1 percent and 37.5 percent, respectively.

Income from discontinued operations, net of tax. We made the following divestitures:

Asset Group
	Permian Basin	Bakken
(dollars in millions)	Assets	Assets

Date divested	December 2010	March 2011

Net proceeds	$ 103.3	$ 195.9

Gain on sale of assets	$ 29.1	$ 142.0

As a result, we have reflected the results of operations of these divested assets as discontinued operations, rather than as a component of continuing operations. See Note N of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding these divestitures and their discontinued operations. We recognized income from discontinued operations of $91.2 million and $6.6 million for the six months ended June 30, 2011 and 2010, respectively. In 2011, income from discontinued operations included a pre-tax gain on the sale of these assets of approximately $142.0 million.

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

Oil and natural gas properties. Our costs incurred on oil and natural gas properties, excluding acquisitions and asset retirement obligations, during the six months ended June 30, 2011 and 2010 totaled $605.0 million and $309.0 million, respectively, as compared to the comparable amount in cash flows used by investing activities of $578.8 million and $278.0 million for the respective periods. The primary reason for the differences in the costs incurred and cash flow expenditures is the timing of payments. These 2011 expenditures were funded in part from borrowings under our credit facility.

In November 2010, we announced our 2011 capital budget of approximately $1.1 billion and in the first quarter of 2011 we increased our expected 2011 capital expenditures to total approximately $1.35 billion (which does not include the costs of acquisitions other than customary leasehold purchases of acreage). The increase is a result of (i) additional drilling of wells in the Delaware Basin, (ii) incremental drilling on Wolfberry assets acquired in the first quarter of 2011, (iii) additional planned expenditures on acquisition of customary leasehold acquisitions and (iv) inflation of service costs, primarily completion costs. Cost inflation is being experienced industry wide and particularly in the Permian Basin due to the increased activity levels. Based on current commodity prices and our expectation, we believe our 2011 planned capital expenditures, excluding the effects of acquisitions, will exceed our 2011 cash flow. As our size and financial flexibility have grown, we now take a longer-term view on spending substantially within our cash flow, and our spending during any specific period may exceed our cash flow for that period. However, our capital budget is largely discretionary, and if we experience sustained oil and natural gas prices significantly below the current levels or substantial increases in our costs, we may reduce our capital spending program to be substantially within our cash flow.

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

Acquisitions. Our expenditures for acquisitions of proved and unproved properties during the three months ended June 30, 2011 and 2010 totaled approximately $21.4 million and $19.6 million, respectively, and approximately $144.5 million and $34.8 million during the six months ended June 30, 2011 and 2010, respectively. The acquisitions of proved properties during the six months ended June 30, 2011 primarily relate to additional Wolfberry assets. Expenditures for leasehold acreage acquisitions (which are expenditures we generally provide for in the budget) included in the total above were approximately $45.9 million and $18.9 million for the six months ended June 30, 2011 and 2010, respectively.

Divestitures. In March 2011, we sold our Bakken assets for cash consideration of approximately $195.9 million and recognized a gain on the disposition of assets (included in discontinued operations) of approximately $142.0 million. For the first quarter 2011, these assets produced an average of approximately 1,369 Boe per day, of which approximately 95 percent was oil. We used the net proceeds from this divestiture to initially repay a portion of the outstanding borrowings under our credit facility.

In December 2010, we sold certain of our non-core Permian Basin assets for cash consideration of approximately $103.3 million and recognized a gain of approximately $29.1 million. For all of 2010, these assets produced an average of approximately 1,393 Boe per day, of which approximately 46 percent was oil. We used the net proceeds from this divestiture to initially repay a portion of the outstanding borrowings under our credit facility.

Contractual obligations. Our contractual obligations include long-term debt, cash interest expense on debt, operating lease obligations, drilling commitments, employment agreements with our officers, derivative liabilities and other obligations. Since December 31, 2010, the material changes in our contractual obligations included a $67.4 million increase in outstanding long-term borrowings, a $306.1 million increase in cash interest expense on debt and a $12.2 million increase in our net commodity derivative liability. See Note J of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding our long-term debt and “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for information regarding the interest on our long-term debt and information on changes in the fair value of our open derivative obligations during the six months ended June 30, 2011.

Off-balance sheet arrangements. Currently, we do not have any material off-balance sheet arrangements.

Capital resources. Our primary sources of liquidity have been cash flows generated from operating activities (including the cash settlements received from (paid on) derivatives not designated as hedges presented in our investing activities) and financing provided by our credit facility. We currently believe that our cash flows alone will not meet both our short-term working capital requirements and our current 2011 capital expenditure plans. We believe, however, that we have adequate availability under our credit facility to fund any cash flow deficits, though we could reduce our capital spending program to remain substantially within our cash flow.

The following table summarizes our net increase in cash and cash equivalents for the six months ended June 30, 2011 and 2010:

	0000000000000	0000000000000
	Six Months Ended June 30,
(in thousands)	2011	2010
Net cash provided by operating activities	$485,847	$239,530
Net cash used in investing activities	(581,948)	(302,165)
Net cash provided by financing activities	96,114	59,784

Net increase (decrease) in cash and cash equivalents	$13	$(2,851)

Cash flow from operating activities. Our net cash provided by operating activities was $485.8 million and $239.5 million for the six months ended June 30, 2011 and 2010, respectively. The increase in operating cash flows during the six months ended June 30, 2011 over the same period in 2010 was principally due to increases in average realized oil prices coupled with increased production, offset by cost increases in services and supplies primarily related to the increase in oil prices. Our net cash provided by operating activities also includes reductions of $96.2 million and $49.8 million for the six months ended June 30, 2011 and 2010, respectively, associated with changes in working capital items. Changes in working capital items adjust for the timing of receipts and payments of actual cash.

Cash flow used in investing activities. During the six months ended June 30, 2011 and 2010, we invested $582.0 million and $302.2 million, respectively, for additions to, and acquisitions of, oil and natural gas properties inclusive of dry hole costs, proceeds from the sale of assets and settlements paid on derivatives not designated as hedges. Cash flows used in investing activities were higher during the six months ended June 30, 2011 over 2010, due to an increase in (i) our capital expenditures on oil and natural gas properties and (ii) our settlements on derivatives offset by the proceeds from the sale of our divested assets in the first quarter of 2011.

Cash flow from financing activities. Net cash provided by financing activities was $96.1 million and $59.8 million for the six months ended June 30, 2011 and 2010, respectively. Below is a description of our financing activities. During the six months ended June 30, 2011 and 2010, we completed the following significant capital markets activities:

•

in May 2011, we issued $600 million in principal amount of 6.5% unsecured senior notes due 2022 at par, and we received net proceeds of approximately $587.1 million. We used the net proceeds from this offering to repay a portion of the borrowings under our credit facility to increase our liquidity for future activities; and

•

In February 2010, we issued 5,347,500 share of our common stock at $42.75 per share. After deducting underwriting discounts of approximately $9.1 million and transaction costs, we received net proceeds of approximately $219.3 million. The net proceeds from this offering were used to repay a portion of the borrowings under our credit facility.

During the six months ended June 30, 2011, we reduced our outstanding balance on our credit facility by $374.0 million primarily using the $195.9 million of proceeds from the sale of our Bakken assets and the net proceeds of our May 2011 debt offering of approximately $587.1 million, offset by our capital expenditures exceeding our operating cash flow in the first quarter of 2011. During the six months ended June 30, 2010, we made net payments of $202.0 million on our credit facility, primarily funded by our issuance of 5.3 million shares of our common stock for approximately $219.3 million in the first quarter of 2010.

On April 25, 2011, we entered into an amendment to our credit facility to increase the borrowing base from $2.0 billion to $2.5 billion and maintained our commitments from our bank group at $2.0 billion. The next scheduled borrowing base redetermination will be in October 2011. Between scheduled borrowing base redeterminations, we and, if requested by 66 2/3 percent of the lenders, the lenders, may each request one special redetermination. Our credit facility has a maturity date of April 25, 2016. At June 30, 2011, we had no letters of credit outstanding under the credit facility, and our availability to borrow additional funds was approximately $1.8 billion based on the bank commitments of $2.0 billion.

Advances on the Credit Facility bear interest, at our option, based on (i) the prime rate of JPMorgan Chase Bank (“JPM Prime Rate”) (3.25 percent at June 30, 2011) or (ii) a Eurodollar rate (substantially equal to the London Interbank Offered Rate). The Credit Facility’s interest rates of Eurodollar rate advances and JPM Prime Rate advances varied, with interest margins ranging from 150 to 250 basis points and 50 to 150 basis points, respectively, per annum depending on the debt balance outstanding. We pay commitment fees on the unused portion of the available commitment ranging from 37.5 to 50 basis points per annum, depending on utilization of the commitments.

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

Liquidity. Our principal sources of short-term liquidity are cash on hand and available borrowing capacity under our credit facility. At June 30, 2011, we had $0.4 million of cash on hand, and our availability to borrow additional funds under our credit facility was approximately $1.8 billion.

At June 30, 2011, the commitments under our credit facility were $2.0 billion (which remained unchanged as part of our April 2011 amendment), which provided us with approximately $1.8 billion of available borrowing capacity. In April 2011, we amended our credit facility, which primarily (i) increased our borrowing base $500 million to $2.5 billion (we kept our $2.0 billion in commitments from our bank group in place) until the next borrowing base redetermination in October 2011, (ii) extended maturity approximately three years to April 2016, (iii) improved our pricing grid and (iv) allowed us to issue up to an additional $1.0 billion in senior notes ($600 million of which we issued in May 2011).

Upon a redetermination, our borrowing base could be substantially reduced. There is no assurance that our borrowing base will not be reduced, which could affect our liquidity.

Debt ratings. We receive debt credit ratings from Standard & Poor’s Ratings Group, Inc. (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”), which are subject to regular reviews. S&P’s corporate rating for us is “BB” with a stable outlook. Moody’s corporate rating for us is “B1” with a stable outlook. S&P and Moody’s consider many factors in determining our ratings including: production growth opportunities, liquidity, debt levels and asset and reserve mix. A reduction in our debt ratings could negatively affect our ability to obtain additional financing or the interest rate, fees and other terms associated with such additional financing.

Book capitalization and current ratio. Our book capitalization at June 30, 2011 was $4.4 billion, consisting of debt of $1.7 billion and stockholders’ equity of $2.7 billion. Our debt to book capitalization was 39.2 percent and 41.2 percent at June 30, 2011 and December 31, 2010, respectively. Our ratio of current assets to current liabilities was 0.68 to 1.0 at June 30, 2011 as compared to 0.65 to 1.0 at December 31, 2010.

Inflation and changes in prices. Our revenues, the value of our assets, and our ability to obtain bank financing or additional capital on attractive terms have been and will continue to be affected by changes in commodity prices and the costs to produce our reserves. Commodity prices are subject to significant fluctuations that are beyond our ability to control or predict. During the six months ended June 30, 2011, we received an average of $94.27 per barrel of oil and $7.49 per Mcf of natural gas before consideration of commodity derivative contracts compared to $75.15 per barrel of oil and $7.21 per Mcf of natural gas in the six months ended June 30, 2010. Although certain of our costs are affected by general inflation, inflation does not normally have a significant effect on our business. In a trend that began in 2004 and continued through the first six months of 2008, commodity prices for oil and natural gas increased significantly. The higher prices led to increased activity in the industry and, consequently, rising costs. These cost trends have put pressure not only on our operating costs, but also on capital costs. We expect these costs to reflect upward pressure during 2011 as a result of the improvements in oil prices in 2010 and the early part of 2011.

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

There has been no material changes in our critical accounting policies and procedures during the six months ended June 30, 2011. See our disclosure of critical accounting policies in “Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the United States Securities and Exchange Commission (the “SEC”) on February 25, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

We are exposed to a variety of market risks including credit risk, commodity price risk and interest rate risk. We address these risks through a program of risk management which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we are a party at June 30, 2011, and from which we may incur future gains or losses from changes in market interest rates or commodity prices and losses from extension of credit. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

Commodity price risk. We are exposed to market risk as the prices of oil and natural gas are subject to fluctuations resulting from changes in supply and demand. To reduce our exposure to changes in the prices of oil and natural gas we have entered into, and may in the future enter into additional commodity price risk management arrangements for a portion of our oil and natural gas production. The agreements that we have entered into generally have the effect of providing us with a fixed price for a portion of our expected future oil and natural gas production over a fixed period of time. Our commodity price risk management activities could have the effect of reducing net income and the value of our common stock. An average increase in the commodity price of $10.00 per barrel of oil and $1.00 per MMBtu for natural gas from the commodity prices at June 30, 2011, would have increased the net unrealized loss on our commodity price risk management contracts by approximately $204.4 million.

At June 30, 2011, we had (i) oil price swaps that settle on a monthly basis covering future oil production from July 1, 2011 through June 30, 2015 and (ii) a natural gas price swap and natural gas basis swaps covering future natural gas production from July 1, 2011 to December 31, 2012. See Note I of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information on our commodity derivative contracts. The average NYMEX oil price and average NYMEX natural gas prices for the six months ended June 30, 2011 was $98.44 per Bbl and $4.29 per MMBtu, respectively. At August 1, 2011, the NYMEX oil price and NYMEX natural gas price were $94.89 per Bbl and $4.19 per MMBtu, respectively. A decrease in oil and natural gas prices would decrease the fair value liability of our commodity derivative contracts from their recorded balance at June 30, 2011. Changes in the recorded fair value of the undesignated commodity derivative contracts are marked to market through earnings as unrealized gains or losses. The potential decrease in our fair value liability would be recorded in earnings as an unrealized gain. However, an increase in the average NYMEX oil and natural gas price above those at June 30, 2011, would result in an increase in our fair value liability and be recorded as an unrealized loss in earnings. We are currently unable to estimate the effects on the earnings of future periods resulting from changes in the market value of our commodity derivative contracts.

Interest rate risk. Our exposure to changes in interest rates relates primarily to debt obligations. We manage our interest rate exposure by limiting our variable-rate debt to a certain percentage of total capitalization and by monitoring the effects of market changes in interest rates. In the past we have entered into interest rate risk management arrangements for a portion of our outstanding debt in order to reduce our exposure to changes in interest rates. We may enter into additional interest rate risk management arrangements in the future. Interest rate derivatives are used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio. We are exposed to changes in interest rates as a result of our credit facility, and the terms of our credit facility require us to pay higher interest rate margins as we utilize a larger percentage of our available borrowing base.

We had total indebtedness of $0.2 billion outstanding under our credit facility at June 30, 2011. The impact of a 1 percent increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $2.4 million.

The fair value of our derivative instruments is determined based on our valuation models. We did not change our valuation method during 2011. During 2011, we were party to commodity and interest rate derivative instruments. See Note I of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding our derivative instruments. The following table reconciles the changes that occurred in the fair values of our derivative instruments during the six months ended June 30, 2011:

	000000000000	000000000000	000000000000
	Derivative Instruments Net Assets (Liabilities) (a)

(in thousands)	Commodities	Interest Rate (b)	Total
Fair value of contracts outstanding at December 31, 2010	$(134,580)	$(5,754)	$(140,334)
Changes in fair values (c)	(87,390)	(870)	(88,260)
Contract maturities and terminations	69,423	6,624	76,047

Fair value of contracts outstanding at June 30, 2011	$(152,547)	$-	$(152,547)

(a)	Represents the fair values of open derivative contracts subject to market risk.
(b)	We terminated our interest rate swaps in May 2011.
(c)	New derivative contracts entered into by us have no intrinsic value at inception.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at June 30, 2011 at the reasonable assurance level.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, under the headings “Item 1. Business – Competition,” “— Marketing Arrangements” and “— Applicable Laws and Regulations,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” which risks could materially affect our business, financial condition or future results. Except for the risk factor set forth below, there have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2010. The risks described in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Recently Proposed Rules Regulating Air Emissions from Oil and Natural Gas Operations Could Cause Us to Incur Increased Capital Expenditures and Operating Costs

On July 28, 2011, the Environmental Protection Agency (“EPA”) proposed rules that would establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, EPA’s proposed rule package includes New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”) and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. EPA’s proposal would require the reduction of VOC emissions from oil and natural gas production facilities by mandating the use of “green completions” for hydraulic fracturing, which requires the operator to recover rather than vent the natural gas and natural gas liquids that come to the surface during completion of the fracturing process. The proposed rules also would establish specific requirements regarding emissions from compressors, dehydrators, storage tanks, and other production equipment. In addition, the rules would establish new leak detection requirements for natural gas processing plants. EPA will receive public comment and hold hearings regarding the proposed rules and must take final action on them by February 28, 2012. If finalized, these rules could require a number of modifications to our operations including the installation of new equipment. Compliance with such rules could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			Total number	Maximum
Period	Total number of shares withheld (1)	Average price per share	of shares purchased as part of publicly announced plans	number of shares that may yet be purchased under the plan

April 1, 2011 - April 30, 2011	-	$-	-
May 1, 2011 - May 31, 2011	2,209	$90.80	-
June 1, 2011 - June 30, 2011	2,118	$85.70	-

(1)	Represents shares that were withheld by us to satisfy tax withholding obligations of certain of our officers, directors and key employees that arose upon the lapse of restrictions on restricted stock.

Item 6. Exhibits

Exhibit Number	Exhibit

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on August 8, 2007, and incorporated herein by reference).

3.2

Amended and Restated Bylaws of Concho Resources Inc., as amended March 25, 2008 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on March 26, 2008, and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company's Current Report on Form S-1/A on July 5, 2007, and incorporated herein by reference).

4.2

Fourth Supplemental Indenture, dated May 23, 2011, between Concho Resources Inc., the subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on May 23, 2011, and incorporated herein by reference).

4.3	Form of 6.5% Senior Notes due 2022 (included in Exhibit 10.3) (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K on May 23, 2011, and incorporated herein by reference).

10.1

Sixth Amendment to Amended and Restated Credit Agreement, dated as of April 25, 2011, among Concho Resources Inc. and the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on April 27, 2011, and incorporated herein by reference).

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

CONCHO RESOURCES INC.

Date:	August 4, 2011	By	/s/ Timothy A. Leach

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

4.2

Fourth Supplemental Indenture, dated May 23, 2011, between Concho Resources Inc., the subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on May 23, 2011, and incorporated herein by reference).

4.3	Form of 6.5% Senior Notes due 2022 (included in Exhibit 10.3) (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K on May 23, 2011, and incorporated herein by reference).

10.1

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