Form 10-Q
period 2011-09-30
CONCHO RESOURCES INC
filed 2011-11-03
CIK 1358071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Number of shares of the registrant’s common stock outstanding at November 1, 2011: 103,683,181 shares

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in or incorporated by reference into this report that express a belief, expectation, or intention, or that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements include statements, projections and estimates concerning our operations, performance, business strategy, oil and natural gas reserves, drilling program, capital expenditures, liquidity and capital resources, the timing and success of specific projects, outcomes and effects of litigation, claims and disputes, derivative activities and potential financing. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. Forward-looking statements are not guarantees of performance. We have based these forward-looking statements on our current expectations and assumptions about future events. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Actual results may differ materially from those implied or expressed by the forward-looking statements. These forward-looking statements speak only as of the date of this report, or if earlier, as of the date they were made. We disclaim any obligation to update or revise these statements unless required by securities law, and we caution you not to rely on them unduly. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties relating to, among other matters, the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 and in this report as well as those factors summarized below:

•	sustained or further declines in the prices we receive for our oil and natural gas;
•	uncertainties about the estimated quantities of oil and natural gas reserves;
•	drilling and operating risks, including risks related to properties where we do not serve as the operator and risks related to hydraulic fracturing activities;
•	the adequacy of our capital resources and liquidity including, but not limited to, access to additional borrowing capacity under our credit facility;
•	the effects of government regulation, permitting and other legal requirements, including new legislation or regulation of hydraulic fracturing;
•	difficult and adverse conditions in the domestic and global capital and credit markets;
•	risks related to the concentration of our operations in the Permian Basin of Southeast New Mexico and West Texas;
•	potential financial losses or earnings reductions from our commodity price management program;
•	shortages of oilfield equipment, supplies, services and qualified personnel and increased costs for such equipment, supplies, services and personnel;
•	risks and liabilities associated with acquired properties or businesses;
•	uncertainties about our ability to successfully execute our business and financial plans and strategies;
•	uncertainties about our ability to replace reserves and economically develop our current reserves;
•	general economic and business conditions, either internationally or domestically or in the jurisdictions in which we operate;
•	competition in the oil and natural gas industry; and
•	uncertainty concerning our assumed or possible future results of operations.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

iii

Concho Resources Inc.

Consolidated Balance Sheets

Unaudited

(in thousands, except share and per share data)	September 30, 2011	December 31, 2010
Assets

Current assets:
Cash and cash equivalents	$174	$384
Accounts receivable, net of allowance for doubtful accounts:
Oil and natural gas	216,832	136,471
Joint operations and other	168,935	131,912
Related parties	103	169
Derivative instruments	145,671	6,855
Deferred income taxes	-	42,716
Prepaid costs and other	15,381	12,126

Total current assets	547,096	330,633

Property and equipment:
Oil and natural gas properties, successful efforts method	6,687,087	5,616,249
Accumulated depletion and depreciation	(995,261)	(730,509)

Total oil and natural gas properties, net	5,691,826	4,885,740
Other property and equipment, net	53,791	28,047

Total property and equipment, net	5,745,617	4,913,787

Deferred loan costs, net	68,297	52,828
Intangible asset - operating rights, net	33,811	34,973
Inventory	26,349	28,342
Noncurrent derivative instruments	90,752	2,233
Other assets	10,864	5,698

Total assets	$6,522,786	$5,368,494

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable:
Trade	$6,781	$39,943
Related parties	25	1,197
Other current liabilities:
Bank overdrafts	56,892	12,314
Revenue payable	143,605	57,406
Accrued and prepaid drilling costs	291,151	215,079
Derivative instruments	1,960	97,775
Deferred income taxes	52,521	-
Other current liabilities	108,751	83,275

Total current liabilities	661,686	506,989

Long-term debt	1,789,532	1,668,521
Deferred income taxes	972,346	720,889
Noncurrent derivative instruments	-	51,647
Asset retirement obligations and other long-term liabilities	41,583	36,574
Commitments and contingencies (Note K)
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 authorized; 103,724,471 and 102,842,082 shares issued at September 30, 2011 and December 31, 2010, respectively	104	103
Additional paid-in capital	1,919,397	1,874,649
Retained earnings	1,141,699	510,737
Treasury stock, at cost; 51,499 and 31,963 shares at September 30, 2011 and December 31, 2010, respectively	(3,561)	(1,615)

Total stockholders’ equity	3,057,639	2,383,874

Total liabilities and stockholders’ equity	$6,522,786	$5,368,494

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.

Consolidated Statements of Operations

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2011	2010 (a)	2011	2010 (a)
Operating revenues:
Oil sales	$332,659	$177,601	$957,833	$489,681
Natural gas sales	121,809	48,190	303,707	134,598

Total operating revenues	454,468	225,791	1,261,540	624,279

Operating costs and expenses:
Oil and natural gas production	84,050	41,762	217,285	111,534
Exploration and abandonments	3,498	3,617	4,624	5,648
Depreciation, depletion and amortization	115,730	57,624	304,899	157,394
Accretion of discount on asset retirement obligations	751	349	2,170	1,006
Impairments of long-lived assets	-	1,922	76	5,667
General and administrative (including non-cash stock-based compensation of $4,673 and $3,152 for the three months ended September 30, 2011 and 2010, respectively, and $13,866 and $8,854 for the nine months ended September 30, 2011 and 2010, respectively)	22,873	15,285	66,883	46,824
Bad debt expense	-	6	-	578
(Gain) loss on derivatives not designated as hedges	(385,222)	66,107	(296,962)	(62,229)

Total operating costs and expenses	(158,320)	186,672	298,975	266,422

Income from operations	612,788	39,119	962,565	357,857

Other income (expense):
Interest expense	(32,881)	(12,036)	(84,201)	(34,293)
Other, net	(2,503)	(3,521)	(4,590)	(3,898)

Total other expense	(35,384)	(15,557)	(88,791)	(38,191)

Income from continuing operations before income taxes	577,404	23,562	873,774	319,666
Income tax expense	(221,199)	(7,392)	(334,000)	(118,375)

Income from continuing operations	356,205	16,170	539,774	201,291
Income from discontinued operations, net of tax	-	4,605	91,188	11,195

Net income	$356,205	$20,775	$630,962	$212,486

Basic earnings per share:
Income from continuing operations	$3.47	$0.18	$5.27	$2.23
Income from discontinued operations, net of tax	-	0.05	0.88	0.12

Net income per share	$3.47	$0.23	$6.15	$2.35

Weighted average shares used in basic earnings per share	102,733	91,182	102,517	90,361

Diluted earnings per share:
Income from continuing operations	$3.44	$0.18	$5.21	$2.20
Income from discontinued operations, net of tax	-	0.04	0.88	0.12

Net income per share	$3.44	$0.22	$6.09	$2.32

Weighted average shares used in diluted earnings per share	103,696	92,440	103,613	91,631

(a)	Retrospectively adjusted for presentation of discontinued operations as described in Note B.

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.

Consolidated Statement of Stockholders’ Equity

Unaudited

			Additional				Total
	Common Stock		Paid-in	Retained	Treasury Stock		Stockholders’
(in thousands)	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
BALANCE AT DECEMBER 31, 2010	102,842	$103	$1,874,649	$510,737	32	$(1,615)	$2,383,874
Net income	-	-	-	630,962	-	-	630,962
Stock options exercised	652	1	7,660	-	-	-	7,661
Grants of restricted stock	276	-	-	-	-	-	-
Cancellation of restricted stock	(46)	-	-	-	-	-	-
Stock-based compensation	-	-	13,866	-	-	-	13,866
Excess tax benefits related to stock-based compensation	-	-	23,222	-	-	-	23,222
Purchase of treasury stock	-	-	-	-	19	(1,946)	(1,946)

BALANCE AT SEPTEMBER 30, 2011	103,724	$104	$1,919,397	$1,141,699	51	$(3,561)	$3,057,639

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.

Consolidated Statements of Cash Flows

Unaudited

	Nine Months Ended September 30,
(in thousands)	2011	2010 (a)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$630,962	$212,486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	304,899	157,394
Impairments of long-lived assets	76	5,667
Accretion of discount on asset retirement obligations	2,170	1,006
Exploration and abandonments, including dry holes	807	3,995
Non-cash compensation expense	13,866	8,854
Bad debt expense	-	578
Deferred income taxes	312,199	107,261
Loss on sale of assets	3,129	24
Gain on derivatives not designated as hedges	(296,962)	(62,229)
Discontinued operations	(82,118)	19,041
Other non-cash items	309	3,760
Changes in operating assets and liabilities:
Accounts receivable	(125,091)	(35,505)
Prepaid costs and other	(8,420)	(700)
Inventory	1,204	(4,673)
Accounts payable	(34,334)	(8,127)
Revenue payable	86,199	9,716
Other current liabilities	(29,909)	(15,792)

Net cash provided by operating activities	778,986	402,756

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures on oil and natural gas properties	(932,770)	(486,903)
Acquisition of oil and natural gas properties	(113,438)	(17,730)
Additions to other property and equipment	(29,954)	(3,750)
Proceeds from the sale of assets	196,252	790
Settlements paid on derivatives not designated as hedges	(77,835)	(5,231)

Net cash used in investing activities	(957,745)	(512,824)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	2,079,000	840,500
Payments of long-term debt	(1,949,500)	(998,000)
Net proceeds from issuance of common stock	-	219,308
Exercise of stock options	7,661	4,371
Excess tax benefit related to stock-based compensation	23,222	8,968
Payments for loan origination costs	(24,466)	(2,299)
Purchase of treasury stock	(1,946)	(793)
Bank overdrafts	44,578	35,136

Net cash provided by financing activities	178,549	107,191

Net decrease in cash and cash equivalents	(210)	(2,877)
Cash and cash equivalents at beginning of period	384	3,234

Cash and cash equivalents at end of period	$174	$357

SUPPLEMENTAL CASH FLOWS:
Cash paid for interest and fees, net of $73 and $119 capitalized interest	$60,752	$27,627
Cash paid for income taxes	$15,610	$17,771

(a)	Retrospectively adjusted for presentation of discontinued operations as described in Note B.

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2011

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

Note B. Summary of significant accounting policies

Principles of consolidation. The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries. In addition, a third-party had previously formed an entity to effectuate a tax-free exchange of assets for the Company. The Company had 100 percent control over the decisions of the entity, but had no direct ownership. The third-party conveyed ownership to the Company upon completion of the tax-free exchange process in April 2011, and the entity was subsequently merged into a wholly-owned subsidiary of the Company. It has been consolidated in the Company’s financial statements since its formation. All material intercompany balances and transactions have been eliminated.

Discontinued operations. The Company made the following divestitures of assets:

	Asset Group
(dollars in millions)	Permian Basin Assets	Bakken Assets

Date divested	December 2010	March 2011

Net proceeds	$103.3	$195.9

Gain on sale of assets	$29.1	$142.0

As a result, the Company has reflected the results of operations of these divested assets as discontinued operations, rather than as a component of continuing operations. See Note N for additional information regarding these divestitures and their discontinued operations.

Use of estimates in the preparation of financial statements. Preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs during the reporting periods. Actual results could differ from these estimates. Depletion of oil and natural gas properties is determined using estimates of proved oil and natural gas reserves. There are numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. Similarly, evaluations for impairment of proved and unproved oil and natural gas properties are subject to numerous uncertainties including, among others, estimates of future recoverable reserves and commodity price outlooks. Other significant estimates include, but are not limited to, asset retirement obligations, fair value of derivative financial instruments, fair value measurements of business combinations and oil and natural gas property acquisitions and fair value of stock-based compensation.

Interim financial statements. The accompanying consolidated financial statements of the Company have not been audited by the Company’s independent registered public accounting firm, except that the consolidated balance sheet at December 31, 2010 is derived from audited consolidated financial statements. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary to present fairly the Company’s financial position at September 30, 2011, its results of operations for the three and nine months ended September 30, 2011 and 2010, and its cash flows for the nine months ended September 30, 2011 and 2010. All such adjustments are normal and recurring. In preparing the accompanying consolidated financial statements, management has made certain estimates and assumptions that affect reported amounts in the consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2011

Unaudited

periods are not necessarily indicative of annual results.

Certain disclosures have been condensed or omitted from these consolidated financial statements. Accordingly, these consolidated financial statements should be read with the audited consolidated financial statements and notes included in the Company’s Current Report on Form 8-K, which amended and replaced certain portions of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the United States Securities and Exchange Commission (the “SEC”) on May 18, 2011.

Deferred loan costs. Deferred loan costs are stated at cost, net of amortization, which is computed using the effective interest and straight-line methods.

Future amortization expense of deferred loan costs at September 30, 2011 was as follows:

(in thousands)

Remaining 2011	$2,655
2012	10,758
2013	10,986
2014	11,232
2015	11,499
Thereafter	21,167

Total	$68,297

Intangible assets. The Company capitalized certain operating rights acquired in an acquisition. The gross operating rights, which have no residual value, are amortized over the estimated economic life of 25 years. Impairment will be assessed if indicators of potential impairment exist or when there is a material change in the remaining useful economic life. The following table reflects the gross and net intangible assets at September 30, 2011 and December 31, 2010:

(in thousands)	September 30, 2011	December 31, 2010

Gross intangible - operating rights	$38,717	$38,717
Accumulated amortization	(4,906)	(3,744)

Net intangible - operating rights	$33,811	$34,973

The following table reflects amortization expense for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010

Amortization expense	$388	$388	$1,162	$1,162

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2011

Unaudited

The following table reflects the estimated aggregate amortization expense for each of the periods presented below at September 30, 2011:

(in thousands)
Remaining 2011	$388
2012	1,549
2013	1,549
2014	1,549
2015	1,549
Thereafter	27,227

Total	$33,811

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

The following tables reflect the Company’s natural gas imbalance positions at September 30, 2011 and December 31, 2010, as well as amounts reflected in oil and natural gas production expense for the three and nine months ended September 30, 2011 and 2010:

(dollars in thousands)			September 30, 2011	December 31, 2010
Natural gas imbalance receivable (included in other assets)			$100	$100
Undertake position (Mcf)			22,220	22,240

Natural gas imbalance liability (included in asset retirement obligations and other long-term liabilities)			$432	$403
Overtake position (Mcf)			78,068	71,153

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Value of net overtake (undertake) arising during the period increasing oil and natural gas production expense	$-	$(14)	$29	$(9)
Net overtake (undertake) position arising during the period (Mcf)	-	(3,221)	6,935	(2,213)

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2011

Unaudited

Treasury stock. Treasury stock purchases are recorded at cost. Upon reissuance, the cost of treasury shares held is reduced by the average purchase price per share of the aggregate treasury shares held.

General and administrative expense. The Company receives fees for the operation of jointly owned oil and natural gas properties and records such reimbursements as reductions of general and administrative expense. Such fees from continuing and discontinued operations totaled approximately $3.6 million and $3.5 million for the three months ended September 30, 2011 and 2010, respectively, and $9.3 million and $10.0 million for the nine months ended September 30, 2011 and 2010, respectively.

Note C. Exploratory well costs

The Company capitalizes exploratory well costs until a determination is made that the well has either found proved reserves or that it is impaired. The capitalized exploratory well costs are presented in unproved properties in the consolidated balance sheets. If the exploratory well is determined to be impaired, the well costs are charged to expense.

The following table reflects the Company’s capitalized exploratory well activity during the three and nine months ended September 30, 2011:

(in thousands)	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Beginning capitalized exploratory well costs	$111,884	$46,826
Additions to exploratory well costs pending the determination of proved reserves	221,768	360,030
Reclassifications due to determination of proved reserves	(219,430)	(292,634)
Exploratory well costs charged to expense	-	-

Ending capitalized exploratory well costs	$114,222	$114,222

The following table provides an aging, at September 30, 2011 and December 31, 2010, of capitalized exploratory well costs based on the date drilling was completed:

(in thousands)	September 30, 2011	December 31, 2010
Exploratory wells in progress	$20,234	$19,190
Capitalized exploratory well costs that have been capitalized for a period of one year or less	93,988	27,636
Capitalized exploratory well costs that have been capitalized for a period greater than one year	-	-

Total capitalized exploratory well costs	$114,222	$46,826

At September 30, 2011, the Company had 75 gross exploratory wells either drilling or waiting on results from completion. There were 16 wells in the Texas Permian area, 31 in the Delaware Basin area and 28 wells in the New Mexico Shelf area.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2011

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

September 30, 2011

Unaudited

The following tables represent the allocation of the total purchase price of the Marbob and Settlement Acquisitions to the acquired assets and liabilities assumed. The allocation represents the fair values assigned to each of the assets acquired and liabilities assumed:

(in thousands)	Marbob Acquisition		Settlement Acquisition

Fair value of net assets:
Proved oil and natural gas properties	$1,014,734		$185,337
Unproved oil and natural gas properties	334,866		101,582
Other long-term assets	20,771		-

Total assets acquired	1,370,371		286,919

Asset retirement obligations and other liabilities assumed	(7,851)		(689)

Total purchase price	$1,362,520		$286,230

Fair value of consideration paid for net assets:
Cash consideration	$1,127,747		$286,230
Marbob $150 million senior unsecured 8% note, due 2018	159,000	(a)	-
Common stock, $0.001 par value; 1,103,752 shares issued	75,773	(b)	-

Total purchase price	$1,362,520		$286,230

(a)

The fair value of the $150 million 8.0% senior unsecured note due 2018 issued to Marbob, was calculated by reference to the traded market yield of Concho’s 8.625% senior unsecured notes due 2017, at September 30, 2010. On May 2, 2011, the Company paid off this note at face value with borrowings under the credit facility.

(b)	The fair value of the Concho common stock issued to Marbob was valued at the average of the high and low price on the closing date (October 7, 2010) of $68.65 per share.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2011

Unaudited

Pro forma data. The following unaudited pro forma combined condensed financial data for the three and nine months ended September 30, 2010, was derived from the historical financial statements of the Company giving effect to the Marbob and Settlement Acquisitions as if they had occurred on January 1, 2010. The results of operations of the Marbob and Settlement Acquisitions are included in the Company’s results of operations for the three and nine months ended September 30, 2011.

The unaudited pro forma combined condensed financial data has been included for comparative purposes only and is not necessarily indicative of the results that might have occurred had these acquisitions taken place as of the date indicated and is not intended to be a projection of future results.

(in thousands, except per share data)	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
	(unaudited)

Operating revenues from continuing operations	$317,751	$829,840
Income from continuing operations	$24,966	$213,903

Income from continuing operations per common share:

Basic	$0.25	$2.18
Diluted	$0.25	$2.15

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2011

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

The following table summarizes the Company’s asset retirement obligation activity recorded during the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010

Asset retirement obligations, beginning of period	$45,195	$22,057	$43,326	$22,754
Liabilities incurred from new wells	1,970	1,144	5,209	2,255
Liabilities assumed in acquisitions	-	-	148	-
Accretion expense on continuing operations	751	349	2,170	1,006
Accretion expense on discontinued operations	-	56	8	171
Disposition of wells	-	-	(412)	-
Liabilities settled upon plugging and abandoning wells	-	(522)	(686)	(819)
Revision of estimates	(430)	(626)	(2,277)	(2,909)

Asset retirement obligations, end of period	$47,486	$22,458	$47,486	$22,458

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

Treasury stock. The restrictions on certain restricted stock awards issued to certain of the Company’s officers and key employees lapsed during the nine months ended September 30, 2011 and 2010. Immediately upon the lapse of restrictions, these officers and key employees became liable for income taxes on the value of such shares. In accordance with the Company’s 2006 Stock Incentive Plan (the “Plan”) and the applicable restricted stock award agreements, some of such officers and key employees elected to deliver shares of the Company’s common stock to the Company in exchange for cash used to satisfy such tax liability. In total, the Company had acquired 51,499 and 31,963 shares of the Company’s common stock that are held as treasury stock at September 30, 2011 and December 31, 2010, respectively.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2011

Unaudited

Note G. Incentive plans

Defined contribution plan. The Company sponsors a 401(k) defined contribution plan for the benefit of substantially all employees. Currently, the Company matches 100 percent of employee contributions, not to exceed 6 percent of the employee’s annual salary. The Company’s contributions to the plans for the three months ended September 30, 2011 and 2010 were approximately $0.4 million and $0.3 million, respectively, and approximately $1.3 million and $0.4 million for the nine months ended September 30, 2011 and 2010, respectively.

Stock incentive plan. The Plan provides for granting stock options and restricted stock awards to employees and individuals associated with the Company. The following table shows the number of existing awards and awards available under the Plan at September 30, 2011:

Number of Common Shares
Approved and authorized awards	5,850,000
Restricted stock grants, net of forfeitures	(1,553,697)
Stock option grants, net of forfeitures	(3,463,720)

Awards available for future grant	832,583

Restricted stock awards. All restricted shares are treated as issued and outstanding in the accompanying consolidated balance sheets. If an employee terminates employment prior to the restriction lapse date, the awarded shares are forfeited and cancelled and are no longer considered issued and outstanding. A summary of the Company’s restricted stock awards for the nine months ended September 30, 2011 is presented in the table below:

	Number of Restricted Shares	Grant Date Weighted Average Fair Value Per Share

Restricted stock:
Outstanding at December 31, 2010	820,884
Shares granted	276,291	$95.89
Shares cancelled / forteited	(45,535)
Lapse of restrictions	(133,562)

Outstanding at September 30, 2011	918,078

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2011

Unaudited

The following table summarizes information about stock-based compensation for the Company’s restricted stock awards for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Grant date fair value for awards during the period and change in fair value due to modification:
Employee grants	$13,393	$1,916	$16,969	$9,257
Officer and director grants	475	215	9,525	5,290

Total	$13,868	$2,131	$26,494	$14,547

Stock-based compensation expense from restricted stock:
Employee grants	$1,761	$1,450	$5,412	$3,568
Officer and director grants	2,734	1,138	7,727	3,134

Total	$4,495	$2,588	$13,139	$6,702

Income taxes and other information:
Income tax benefit related to restricted stock	$1,718	$972	$5,023	$2,525
Deductions in current taxable income related to restricted stock	$1,097	$6,227	$13,109	$9,186

Stock option awards. A summary of the Company’s stock option awards activity under the Plan for the nine months ended September 30, 2011 is presented in the table below:

	Number of Options	Weighted Average Exercise Price
Stock options:
Outstanding at December 31, 2010	1,597,003	$15.43
Options exercised	(651,633)	$11.76

Outstanding at September 30, 2011	945,370	$17.96

Vested and exercisable at end of period	782,891	$17.19

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2011

Unaudited

The following table summarizes information about the Company’s vested and exercisable stock options outstanding at September 30, 2011:

		Weighted
		Average	Weighted
Range of	Number	Remaining	Average
Exercise	Vested and	Contractual	Exercise	Intrinsic
Prices	Exercisable	Life	Price	Value
				(in thousands)
Vested and exercisable options:
$8.00	139,574	2.61 years	$8.00	$8,813
$12.00	53,510	4.01 years	$12.00	3,165
$12.50 - $15.50	240,000	5.27 years	$14.18	13,671
$20.00 - $23.00	276,712	6.56 years	$21.66	13,691
$28.00 - $37.27	73,095	6.70 years	$31.51	2,897

	782,891	5.30 years	$17.19	$42,237

The following table summarizes information about stock-based compensation for stock options for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010
Stock-based compensation expense from stock options:
Employee grants	$20	$39	$65	$125
Officer and director grants	158	525	662	2,027

Total	$178	$564	$727	$2,152

Income taxes and other information:
Income tax benefit related to stock options	$68	$213	$278	$812
Deductions in current taxable income related to stock options exercised	$5,270	$1,548	$57,425	$19,672

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2011

Unaudited

Future stock-based compensation expense. The following table reflects the future stock-based compensation expense to be recorded for all the stock-based compensation awards that are outstanding at September 30, 2011:

	Restricted	Stock
(in thousands)	Stock	Options	Total
Remaining 2011	$5,408	$154	$5,562
2012	16,004	185	16,189
2013	11,331	15	11,346
2014	5,924	-	5,924
2015	152	-	152

Total	$38,819	$354	$39,173

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

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2011

Unaudited

The fair value input hierarchy level to which an asset or liability measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety. The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2011, for each of the fair value hierarchy levels:

	Fair Value Measurements at Reporting Date Using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable	Fair Value at
	Identical Assets	Inputs	Inputs	September 30,
(in thousands)	(Level 1)	(Level 2)	(Level 3)	2011

Assets:
Commodity derivative price swap contracts	$-	$243,594	$-	$243,594

	-	243,594	-	243,594

Liabilities:
Commodity derivative price swap contracts	-	(8,047)	-	(8,047)
Commodity derivative basis swap contracts	-	(1,084)	-	(1,084)

	-	(9,131)	-	(9,131)

Net derivative assets	$-	$234,463	$-	$234,463

The following table sets forth a reconciliation of changes in the fair value of financial assets classified as Level 3 in the fair value hierarchy:

(in thousands)

Balance at December 31, 2010	$2,481
Unrealized loss	(2,481)
Realized gain	2,837
Settlements	(2,837)

Balance at September 30, 2011	$-

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2011

Unaudited

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the carrying amounts and fair values of the Company’s financial instruments at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value
Assets:
Derivative instruments	$236,423	$236,423	$9,088	$9,088

Liabilities:
Derivative instruments	$1,960	$1,960	$149,422	$149,422
Credit facility	$293,000	$266,430	$613,500	$606,042
8.625% senior notes due 2017	$296,532	$314,324	$296,219	$322,879
8.0% senior note due 2018	$-	$-	$158,802	$162,772
7.0% senior notes due 2021	$600,000	$597,000	$600,000	$615,000
6.5% senior notes due 2022	$600,000	$591,000	$-	$-

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

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2011

Unaudited

Derivative instruments. The fair value of the Company’s derivative instruments are estimated by management considering various factors, including closing exchange and over-the-counter quotations and the time value of the underlying commitments. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table (i) summarizes the valuation of each of the Company’s financial instruments by required pricing levels and (ii) summarizes the gross fair value by the appropriate balance sheet classification, even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the Company’s consolidated balance sheets at September 30, 2011 and December 31, 2010:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at September 30, 2011

Assets (a)
Current:(b)
Commodity derivative price swap contracts	$-	$150,052	$-	$150,052

	-	150,052	-	150,052
Noncurrent:(c)
Commodity derivative price swap contracts	-	93,542	-	93,542

	-	93,542	-	93,542
Liabilities (a)
Current:(b)
Commodity derivative price swap contracts	-	(5,256)	-	(5,256)
Commodity derivative basis swap contracts	-	(1,084)	-	(1,084)

	-	(6,340)	-	(6,340)
Noncurrent:(c)
Commodity derivative price swap contracts	-	(2,791)	-	(2,791)

	-	(2,791)	-	(2,791)

Net derivative assets	$-	$234,463	$-	$234,463

(b) Total current derivative assets, gross basis				$143,712
(c) Total noncurrent derivative assets, gross basis				90,751

Net derivative assets				$234,463

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2011

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

(a)

The fair value of derivative instruments reported in the Company’s consolidated balance sheets are subject to netting arrangements and qualify for net presentation. The following table reports the net basis derivative fair values as reported in the consolidated balance sheets at September 30, 2011 and December 31, 2010:

(in thousands)	September 30, 2011	December 31, 2010

Consolidated Balance Sheet Classification:

Current derivative contracts:
Assets	$145,671	$6,855
Liabilities	(1,960)	(97,775)

Net current	$143,711	$(90,920)

Noncurrent derivative contracts:
Assets	$90,752	$2,233
Liabilities	-	(51,647)

Net noncurrent	$90,752	$(49,414)

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2011

Unaudited

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are reported at fair value on a nonrecurring basis in the Company’s consolidated balance sheets. The following methods and assumptions were used to estimate the fair values:

Impairments of long-lived assets – The Company reviews its long-lived assets to be held and used, including proved oil and natural gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. In this circumstance, the Company recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. The Company reviews its oil and natural gas properties by amortization base or by individual well for those wells not constituting part of an amortization base. For each property determined to be impaired, an impairment loss equal to the difference between the carrying value of the properties and the estimated fair value (discounted future cash flows) of the properties would be recognized at that time. Estimating future cash flows involves the use of judgment, including estimation of the proved oil and natural gas reserve quantities, timing of development and production, expected future commodity prices, capital expenditures and production costs.

The Company periodically reviews its proved oil and natural gas properties for impairment. Impairment expense is caused primarily due to declines in commodity prices and well performance. The following table reports the carrying amounts, estimated fair values and impairment expense of long-lived assets for continuing and discontinued operations for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010

Carrying amount	$-	$4,083	$77	$17,859
Less: estimated fair value	-	(2,161)	(1)	(8,625)

Impairment of long-lived assets	$-	$1,922	$76	$9,234

Asset retirement obligations – The Company estimates the fair value of Asset Retirement Obligations (“AROs”) based on discounted cash flow projections using numerous estimates, assumptions and judgment regarding such factors as the existence of a legal obligation for an ARO; amounts and timing of settlements; the credit-adjusted risk-free rate to be used; and inflation rates. See Note E for a summary of changes in AROs.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2011

Unaudited

The following table sets forth the measurement information for assets measured at fair value on a nonrecurring basis:

	Fair Value Measurements Using

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairment Loss

Three Months Ended September 30, 2011:
Impairment of long-lived assets	$-	$-	$-	$-
Asset retirement obligations incurred in current period	-	-	1,970

Three Months Ended September 30, 2010:
Impairment of long-lived assets	$-	$-	$2,161	$1,922
Asset retirement obligations incurred in current period	-	-	1,144

Nine Months Ended September 30, 2011:
Impairment of long-lived assets	$-	$-	$1	$76
Asset retirement obligations incurred in current period	-	-	5,357

Nine Months Ended September 30, 2010:
Impairment of long-lived assets	$-	$-	$8,625	$9,234
Asset retirement obligations incurred in current period	-	-	2,255

Note I. Derivative financial instruments

The Company uses derivative financial contracts to manage exposure to commodity price and interest rate fluctuations. Commodity hedges are used to (i) reduce the effect of the volatility of price changes on the oil and natural gas the Company produces and sells, (ii) support the Company’s capital budget and expenditure plans and (iii) support the economics associated with acquisitions. Interest rate hedges are used to mitigate the cash flow risk associated with rising interest rates. The Company does not enter into derivative financial instruments for speculative or trading purposes. The Company also may enter into physical delivery contracts to effectively provide commodity price hedges. Because these contracts are not expected to be net cash settled, they are considered to be normal sales contracts and not derivatives. Therefore, these contracts are not recorded in the Company’s consolidated financial statements.

Currently, the Company does not designate its derivative instruments to qualify for hedge accounting. Accordingly, the Company reflects changes in the fair value of its derivative instruments in its statements of operations.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2011

Unaudited

New commodity derivative contracts in the first nine months of 2011. During the nine months ended September 30, 2011, the Company entered into additional commodity derivative contracts to hedge a portion of its estimated future production. The following table summarizes information about these additional commodity derivative contracts. When aggregating multiple contracts, the weighted average contract price is disclosed.

	Aggregate Volume	Index Price (a)	Contract Period

Oil (volumes in Bbls):

Price swap	115,000	$96.65	03/01/11 - 11/30/11

Price swap	200,000	$97.20	03/01/11 - 12/31/11

Price swap	190,000	$111.41	05/01/11 - 07/31/11

Price swap	736,000	$110.21	05/01/11 - 12/31/11

Price swap	66,000	$111.80	08/01/11 - 11/30/11

Price swap	535,000	$100.66	10/01/11 - 12/31/11

Price swap	45,000	$99.35	01/01/12 - 03/31/12

Price swap	176,000	$110.34	01/01/12 - 11/30/12

Price swap	2,244,000	$103.83	01/01/12 - 12/31/12

Price swap	555,000	$99.00	07/01/12 - 12/31/12

Price swap	210,000	$103.65	01/01/13 - 06/30/13

Price swap	3,444,000	$101.25	01/01/13 - 12/31/13

(a) The index prices for the oil price swaps are based on the NYMEX-West Texas Intermediate monthly average futures price.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2011

Unaudited

Commodity derivative contracts at September 30, 2011. The following table sets forth the Company’s outstanding commodity derivative contracts at September 30, 2011. When aggregating multiple contracts, the weighted average contract price is disclosed.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Oil Swaps: (a)

2011:

Volume (Bbl)				3,133,436	3,133,436

Price per Bbl				$89.00	$89.00

2012:

Volume (Bbl)	2,811,500	2,609,500	2,455,500	2,324,500	10,201,000

Price per Bbl	$93.80	$93.55	$95.13	$95.10	$94.35

2013:

Volume (Bbl)	1,311,000	1,311,000	1,206,000	1,206,000	5,034,000

Price per Bbl	$96.53	$96.53	$95.91	$95.91	$96.23

2014:

Volume (Bbl)	312,000	312,000	312,000	312,000	1,248,000

Price per Bbl	$83.94	$83.94	$83.94	$83.94	$83.94

2015:

Volume (Bbl)	300,000	300,000	-	-	600,000

Price per Bbl	$84.50	$84.50	$ -	$ -	$84.50

Natural Gas Swaps: (b)

2011:

Volume (MMBtu)				3,069,000	3,069,000

Price per MMBtu				$6.62	$6.62

2012:

Volume (MMBtu)	75,000	75,000	75,000	75,000	300,000

Price per MMBtu	$6.54	$6.54	$6.54	$6.54	$6.54

Natural Gas Basis Swaps: (c)

2011:

Volume (MMBtu)				1,800,000	1,800,000

Price per MMBtu				$0.76	$0.76

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

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2011

Unaudited

Interest rate derivative contracts. The Company previously had interest rate swaps that fixed the LIBOR interest rate on $300 million of its borrowings under its credit facility at 1.90 percent for three years beginning in May 2009. In May 2011, in connection with issuing additional senior notes and a review of amounts that may be outstanding under its credit facility, the Company terminated its interest rate swaps for approximately $5.0 million. See Note J for further discussion of the Company’s credit facility.

The following table summarizes the gains and losses reported in earnings related to the commodity and interest rate derivative instruments for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010

Gain (loss) on derivatives not designated as hedges:

Cash (payments on) receipts from derivatives not designated as hedges:
Commodity derivatives:
Oil	$(8,051)	$1,034	$(88,679)	$(11,951)
Natural gas	6,263	4,258	17,468	10,378
Interest rate derivatives	-	(1,224)	(6,624)	(3,658)

Mark-to-market gain (loss):
Commodity derivatives:
Oil	390,327	(79,815)	381,385	40,926
Natural gas	(3,317)	10,300	(12,342)	30,978
Interest rate derivatives	-	(660)	5,754	(4,444)

Total gain (loss) on derivatives not designated as hedges	$385,222	$(66,107)	$296,962	$62,229

All of the Company’s derivative contracts at September 30, 2011 are expected to settle by June 30, 2015.

Note J. Debt

The Company’s debt consisted of the following at September 30, 2011 and December 31, 2010:

(in thousands)	September 30, 2011	December 31, 2010

Credit facility	$293,000	$613,500
8.625% unsecured senior notes due 2017	300,000	300,000
8.0% unsecured senior note due 2018	-	150,000
7.0% unsecured senior notes due 2021	600,000	600,000
6.5% unsecured senior notes due 2022	600,000	-
Unamortized original issue (discount) premium, net	(3,468)	5,021

Total long-term debt	$1,789,532	$1,668,521

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2011

Unaudited

Credit facility. The Company’s credit facility, as amended (the “Credit Facility”), has a maturity date of April 25, 2016. The Company’s borrowing base is $2.5 billion until the next scheduled borrowing base redetermination in April 2012, and commitments from the Company’s bank group total $2.0 billion. Between scheduled borrowing base redeterminations, the Company and, if requested by 66 2/3 percent of the lenders, the lenders, may each request one special redetermination. At September 30, 2011, the Company had no letters of credit outstanding under the Credit Facility.

Advances on the Credit Facility bear interest, at the Company’s option, based on (i) the prime rate of JPMorgan Chase Bank (“JPM Prime Rate”) (3.25 percent at September 30, 2011) or (ii) a Eurodollar rate (substantially equal to the London Interbank Offered Rate). The Credit Facility’s interest rates of Eurodollar rate advances and JPM Prime Rate advances varied, with interest margins ranging from 150 to 250 basis points and 50 to 150 basis points, respectively, per annum depending on the debt balance outstanding. The Company pays commitment fees on the unused portion of the available commitment ranging from 37.5 to 50 basis points per annum, depending on utilization of the commitments.

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

At September 30, 2011, the Company was in compliance with all of the covenants under the Credit Facility.

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

7.0% unsecured senior notes. In December 2010, the Company issued $600 million aggregate principal amount of 7.0% senior notes due 2021 at 100 percent of par (the “2021 Senior Notes”). The 2021 Senior Notes mature on January 15, 2021, and interest is paid in arrears semi-annually on January 15 and July 15. The 2021 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of the Company’s subsidiaries.

6.5% unsecured senior notes. In May 2011, the Company issued $600 million aggregate principal amount of 6.5% senior notes due 2022 at 100 percent of par (the “2022 Senior Notes”). The 2022 Senior Notes mature on January 15, 2022, and interest is paid in arrears semi-annually on January 15 and July 15. The 2022 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of the Company’s subsidiaries.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2011

Unaudited

8.0% unsecured senior note. As part of the consideration for the Marbob Acquisition, the Company issued a $150 million 8.0% unsecured senior note due 2018 to Marbob. On May 2, 2011, the Company paid off the 8.0% unsecured senior note at face value with borrowings under the credit facility and reduced interest expense by approximately $8.5 million, as a result of the write-off of the unamortized premium.

The following table summarizes future interest expense from the net original issue discount at September 30, 2011:

(in thousands)

Remaining 2011	$109
2012	462
2013	507
2014	557
2015	612
Thereafter	1,221

Total	$3,468

Principal maturities of debt. The following table summarizes the principal maturities of long-term debt outstanding at September 30, 2011:

(in thousands)

2011	$-
2012	-
2013	-
2014	-
2015	-
Thereafter	1,793,000

Total	$1,793,000

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2011

Unaudited

Interest expense. The following amounts have been incurred and charged to interest expense for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010

Cash payments for interest	$28,683	$5,983	$60,825	$27,746
Amortization of net original issue discount (premium)	106	97	24	284
Amortization of deferred loan origination costs	2,644	1,227	8,997	3,431
Write-off of original issue premium	-	-	(8,513)	-
Net changes in accruals	1,448	4,792	22,941	2,951

Interest costs incurred	32,881	12,099	84,274	34,412
Less: capitalized interest	-	(63)	(73)	(119)

Total interest expense	$32,881	$12,036	$84,201	$34,293

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

Daywork commitments. The Company periodically enters into contractual arrangements under which the Company is committed to expend funds to drill wells in the future, including agreements to secure drilling rig services, which require the Company to make future minimum payments to the rig operators. The Company records drilling commitments in the periods in which well capital is incurred or rig services are provided. The following table summarizes the Company’s future drilling commitments at September 30, 2011:

	Payments Due By Period
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Daywork drilling contracts with related parties (a)	$1,395	$1,395	$-	$-	$-
Other daywork drilling contracts	5,607	5,607	-	-	-

Total contractual drilling commitments	$7,002	$7,002	$-	$-	$-

(a)	Consists of daywork drilling contracts with a company in which one of the Company’s employees owns a 3 percent interest.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2011

Unaudited

Operating leases. The Company leases vehicles, equipment and office facilities under non-cancellable operating leases. Lease payments associated with these operating leases for the three months ended September 30, 2011 and 2010 were approximately $0.9 million and $0.3 million, respectively, and approximately $2.6 million and $1.4 million for the nine months ended September 30, 2011 and 2010, respectively.

Future minimum lease commitments under non-cancellable operating leases at September 30, 2011 were as follows:

(in thousands)

Remaining 2011	$1,047
2012	3,808
2013	3,223
2014	2,563
2015	2,075
Thereafter	1,480

Total	$14,196

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

The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration. Management monitors company-specific, oil and natural gas industry and worldwide economic factors and assesses the likelihood that the Company’s net operating loss carryforwards (“NOLs”), if any, and other deferred tax attributes in the United States, state, and local tax jurisdictions will be utilized prior to their expiration. At September 30, 2011 and December 31, 2010, the Company had no valuation allowances related to its deferred tax assets.

At September 30, 2011, the Company did not have any significant uncertain tax positions requiring recognition in the financial statements. The tax years 2008 through 2010 remain subject to examination by the major tax jurisdictions.

Income tax provision. The Company’s income tax provision and amounts separately allocated were attributable to the following items for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010

Income from continuing operations	$221,199	$7,392	$334,000	$118,375
Income from discontinued operations	-	2,690	56,529	6,391
Changes in stockholders’ equity:
Excess tax benefits related to stock-based compensation	(2,105)	(2,265)	(23,222)	(8,968)

	$219,094	$7,817	$367,307	$115,798

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2011

Unaudited

The Company’s income tax provision attributable to income from continuing operations consisted of the following for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010

Current:
U.S. federal	$9,826	$(878)	$19,378	$8,875
U.S. state and local	1,141	525	2,423	2,239

Total current income tax provision	10,967	(353)	21,801	11,114

Deferred:
U.S. federal	182,698	7,216	271,297	96,265
U.S. state and local	27,534	529	40,902	10,996

Total deferred income tax provision	210,232	7,745	312,199	107,261

Total income tax provision attributable to income from continuing operations	$221,199	$7,392	$334,000	$118,375

The reconciliation between the income tax expense computed by multiplying pre-tax income from continuing operations by the United States federal statutory rate and the reported amounts of income tax expense from continuing operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010

Income at U.S. federal statutory rate	$202,091	$8,247	$305,821	$111,883
State income taxes, net of federal tax effect	18,592	632	28,115	8,549
Statutory depletion	(110)	(55)	(296)	(232)
Nondeductible expense & other	626	(1,432)	360	(1,825)

Income tax expense	$221,199	$7,392	$334,000	$118,375

Effective tax rate	38.3%	31.4%	38.2%	37.0%

The Company’s income tax provision attributable to income from discontinued operations consisted of the following for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010

Current:
U.S. federal	$-	$896	$(1,192)	$3,649
U.S. state and local	-	4	4	15

Total current income tax provision (benefit)	-	900	(1,188)	3,664

Deferred:
U.S. federal	-	1,499	50,373	2,042
U.S. state and local	-	291	7,344	685

Total deferred income tax provision	-	1,790	57,717	2,727

Total income tax provision attributable to income from discontinued operations	$-	$2,690	$56,529	$6,391

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2011

Unaudited

Note M. Related party transactions

The following tables summarize charges incurred with and payments made to the Company’s related parties and reported in the consolidated statements of operations, as well as outstanding payables and receivables included in the consolidated balance sheets for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010

Charges incurred with Chase Oil and affiliates (a)		$11,395		$26,902

Working interests owned by employees: (b)
Revenues distributed to employees	$51	$49	$240	$220
Joint interest payments received from employees	$85	$293	$448	$868
Acquisition of oil and natural gas interests from an employee	$-	$363	$-	$363

Overriding royalty interests paid to Chase Oil affiliates (c)		$412		$1,458

Royalty interests paid to a director of the Company (d)	$37	$42	$99	$121

Amounts paid under consulting agreement with a director (e)	$60	$64	$180	$194

Amounts paid under daywork drilling contracts (f)	$4,124	$-	$11,452	$-

(in thousands)	September 30, 2011	December 31, 2010

Amounts included in accounts receivable - related parties:

Chase Oil and affiliates (a)		$115

Working interests owned by employees (b)	$103	$54

Amounts included in accounts payable - related parties:

Chase Oil and affiliates (a)		$771

Working interests owned by employees (b)	$11	$8

Overriding royalty interests of Chase Oil affiliates (c)		$407

Royalty interests of a director of the Company (d)	$14	$11

(a)

The Company incurred charges for services rendered in the ordinary course of business from Chase Oil Corporation (“Chase Oil”) and its affiliates, including a drilling contractor, an oilfield services company, a supply company, a drilling fluids supply company, a pipe and tubing supplier, a fixed base operator of aircraft services and a software company. The Company also operates oil and natural gas wells in which Chase Oil owns a working interest. As such, the Company has outstanding receivables related to these oil and natural gas properties from time to time. The tables above summarize the charges incurred as well as outstanding receivables and payables. At January 1, 2011, Chase Oil was no longer considered a related party due to the decrease in their ownership percentage.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2011

Unaudited

(b)

The Company purchased oil and natural gas properties from third parties in which employees of the Company owned a working interest. The tables above summarize the Company’s activities with these employees. During the three and nine months ended September 30, 2010, the Company acquired oil and natural gas interests from an employee of the Company.

(c)

Certain persons affiliated with Chase Oil own overriding royalty interests in certain of the Company’s properties. The tables above summarize the amounts paid attributable to such interests and amounts due at period end. At January 1, 2011, Chase Oil was no longer considered a related party due to the decrease in their ownership percentage.

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

September 30, 2011

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

The Company has reflected the results of operations of these two divestitures as discontinued operations, rather than as a component of continuing operations. The following table represents the components of the Company’s discontinued operations for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Operating revenues:
Oil sales	$-	$13,376	$9,456	$38,448
Natural gas sales	-	1,329	68	5,479

Total operating revenues	-	14,705	9,524	43,927

Operating costs and expenses:
Oil and natural gas production	-	3,310	1,642	10,686
Exploration and abandonments	-	8	-	150
Depreciation, depletion and amortization (a)	-	4,276	2,107	12,450
Accretion of discount on asset retirement obligations (a)	-	56	8	171
Impairments of long-lived assets (a)	-	-	-	3,567
General and administrative (b)	-	(240)	-	(683)

Total operating costs and expenses	-	7,410	3,757	26,341

Income from operations	-	7,295	5,767	17,586
Other income (expense):
Gain on disposition of assets, net (a)	-	-	141,950	-

Income from discontinued operations before income taxes	-	7,295	147,717	17,586

Income tax benefit (expense):
Current	-	(900)	1,188	(3,664)
Deferred (a)	-	(1,790)	(57,717)	(2,727)

Income from discontinued operations, net of tax	$-	$4,605	$91,188	$11,195

(a)	Represents the significant non-cash components of discontinued operations.

(b)	Represents the fees received from third-parties for operating oil and natural gas properties that were sold. The Company reflects these fees as a reduction of general and administrative expenses.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2011

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

The following table is a reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010

Weighted average common shares outstanding:
Basic	102,733	91,182	102,517	90,361
Dilutive common stock options	503	845	605	892
Dilutive restricted stock	460	413	491	378

Diluted	103,696	92,440	103,613	91,631

The following table is a summary of the common stock options and restricted stock which were not included in the computation of diluted net income per share, as inclusion of these items would be antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010

Number of antidilutive common shares:
Anti-dilutive common stock options	-	-	-	1
Anti-dilutive restricted stock	60	19	36	9

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2011

Unaudited

Note P. Other current liabilities

The following table provides the components of the Company’s other current liabilities at September 30, 2011 and December 31, 2010:

(in thousands)	September 30, 2011	December 31, 2010

Other current liabilities:
Accrued production costs	$45,068	$31,149
Payroll related matters	9,303	13,790
Accrued interest	38,435	15,494
Asset retirement obligations	6,330	7,378
Settlements due on derivative instruments	308	7,371
Other	9,307	8,093

Other current liabilities	$108,751	$83,275

Note Q. Subsidiary guarantors

All of the Company’s wholly-owned subsidiaries have fully and unconditionally guaranteed the senior notes of the Company (see Note J). In accordance with practices accepted by the SEC, the Company has prepared the following Condensed Consolidating Financial Statements in order to quantify the assets and liabilities, results of operations and cash flows of such subsidiaries as subsidiary guarantors. The following Condensed Consolidating Balance Sheets at September 30, 2011 and December 31, 2010, Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2011 and 2010 and Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 present financial information for Concho Resources Inc., as the parent on a stand-alone basis (carrying any investments in subsidiaries under the equity method), financial information for the subsidiary guarantors on a stand-alone basis (carrying any investment in non-guarantor subsidiaries under the equity method), and the consolidation and elimination entries necessary to arrive at the information for the Company on a consolidated basis. All current and deferred income taxes are recorded on Concho Resources Inc., as the subsidiaries are flow-through entities for income tax purposes. The subsidiary guarantors are not restricted from making distributions to the parent company.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2011

Unaudited

Condensed Consolidating Balance Sheet

September 30, 2011

(in thousands)	Parent Issuer	Subsidiary Guarantors	Consolidating Entries	Total

ASSETS
Accounts receivable - related parties	$4,707,001	$195,223	$(4,902,121)	$103
Other current assets	147,095	399,898	-	546,993
Oil and natural gas properties, net	-	5,691,826	-	5,691,826
Property and equipment, net	-	53,791	-	53,791
Investment in subsidiaries	2,173,528	-	(2,173,528)	-
Other long-term assets	159,049	71,024	-	230,073

Total assets	$7,186,673	$6,411,762	$(7,075,649)	$6,522,786

LIABILITIES AND EQUITY
Accounts payable - related parties	$1,271,527	$3,630,619	$(4,902,121)	$25
Other current liabilities	95,631	566,030	-	661,661
Other long-term liabilities	972,344	41,585	-	1,013,929
Long-term debt	1,789,532	-	-	1,789,532
Equity	3,057,639	2,173,528	(2,173,528)	3,057,639

Total liabilities and equity	$7,186,673	$6,411,762	$(7,075,649)	$6,522,786

Condensed Consolidating Balance Sheet

December 31, 2010

(in thousands)	Parent Issuer	Subsidiary Guarantors	Consolidating Entries	Total

ASSETS
Accounts receivable - related parties	$5,532,317	$534,447	$(6,066,595)	$169
Other current assets	51,084	279,380	-	330,464
Oil and natural gas properties, net	-	4,885,740	-	4,885,740
Property and equipment, net	-	28,047	-	28,047
Investment in subsidiaries	1,363,908	-	(1,363,908)	-
Other long-term assets	55,061	69,013	-	124,074

Total assets	$7,002,370	$5,796,627	$(7,430,503)	$5,368,494

LIABILITIES AND EQUITY
Accounts payable - related parties	$2,061,777	$4,006,015	$(6,066,595)	$1,197
Other current liabilities	115,662	390,130	-	505,792
Other long-term liabilities	772,536	36,574	-	809,110
Long-term debt	1,668,521	-	-	1,668,521
Equity	2,383,874	1,363,908	(1,363,908)	2,383,874

Total liabilities and equity	$7,002,370	$5,796,627	$(7,430,503)	$5,368,494

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2011

Unaudited

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2011

(in thousands)	Parent Issuer	Subsidiary Guarantors	Consolidating Entries	Total

Total operating revenues	$-	$454,468	$-	$454,468
Total operating costs and expenses	383,660	(225,340)	-	158,320

Income from continuing operations	383,660	229,128	-	612,788
Interest expense	(32,881)	-	-	(32,881)
Other, net	226,625	(2,503)	(226,625)	(2,503)

Income from continuing operations before income taxes	577,404	226,625	(226,625)	577,404
Income tax expense	(221,199)	-	-	(221,199)

Net income	$356,205	$226,625	$(226,625)	$356,205

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2010

(in thousands)	Parent Issuer	Subsidiary Guarantors	Consolidating Entries	Total

Total operating revenues	$-	$225,791	$-	$225,791
Total operating costs and expenses	(64,846)	(121,826)	-	(186,672)

Income (loss) from continuing operations	(64,846)	103,965	-	39,119
Interest expense	(12,036)	-	-	(12,036)
Other, net	107,739	(3,521)	(107,739)	(3,521)

Income from continuing operations before income taxes	30,857	100,444	(107,739)	23,562
Income tax expense	(7,392)	-	-	(7,392)

Income from continuing operations	23,465	100,444	(107,739)	16,170
Income (loss) from discontinued operations, net of tax	(2,690)	7,295	-	4,605

Net income	$20,775	$107,739	$(107,739)	$20,775

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2011

Unaudited

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2011

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Total operating revenues	$-	$1,261,540	$-	$1,261,540
Total operating costs and expenses	295,972	(594,947)	-	(298,975)

Income from continuing operations	295,972	666,593	-	962,565
Interest expense	(84,201)	-	-	(84,201)
Other, net	809,720	(4,690)	(809,620)	(4,590)

Income from continuing operations before income taxes	1,021,491	661,903	(809,620)	873,774
Income tax expense	(334,000)	-	-	(334,000)

Income from continuing operations	687,491	661,903	(809,620)	539,774
Income (loss) from discontinued operations, net of tax	(56,529)	147,717	-	91,188

Net income	$630,962	$809,620	$(809,620)	$630,962

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2010

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Total operating revenues	$-	$624,279	$-	$624,279
Total operating costs and expenses	60,209	(326,631)	-	(266,422)

Income from continuing operations	60,209	297,648	-	357,857
Interest expense	(34,293)	-	-	(34,293)
Other, net	311,336	(3,898)	(311,336)	(3,898)

Income from continuing operations before income taxes	337,252	293,750	(311,336)	319,666
Income tax expense	(118,375)	-	-	(118,375)

Income from continuing operations	218,877	293,750	(311,336)	201,291
Income (loss) from discontinued operations, net of tax	(6,391)	17,586	-	11,195

Net income	$212,486	$311,336	$(311,336)	$212,486

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2011

Unaudited

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2011

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total
Net cash flows provided by (used in) operating activities	$(60,598)	$839,584	$-	$778,986
Net cash flows used in investing activities	(73,419)	(884,326)	-	(957,745)
Net cash flows provided by financing activities	133,971	44,578	-	178,549

Net decrease in cash and cash equivalents	(46)	(164)	-	(210)
Cash and cash equivalents at beginning of period	46	338	-	384

Cash and cash equivalents at end of period	$-	$174	$-	$174

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2010

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total
Net cash flows provided by (used in) operating activities	$(68,526)	$471,282	$-	$402,756
Net cash flows used in investing activities	(3,539)	(509,285)	-	(512,824)
Net cash flows provided by financing activities	72,055	35,136	-	107,191

Net decrease in cash and cash equivalents	(10)	(2,867)	-	(2,877)
Cash and cash equivalents at beginning of period	48	3,186	-	3,234

Cash and cash equivalents at end of period	$38	$319	$-	$357

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2011

Unaudited

Note R. Subsequent events

New commodity derivative contracts. In October 2011, the Company entered into the following commodity derivative contracts to hedge additional amounts of its estimated future production:

	Aggregate	Index	Contract
	Volume	Price (a)	Period

Oil (volumes in Bbls):
Price swap	1,080,000	$89.23	01/01/12 - 12/31/12
Price swap	27,000	$89.10	07/01/12 - 09/30/12
Price swap	2,400,000	$90.21	01/01/13 - 12/31/13

(a) The index prices for the oil price swaps are based on the NYMEX-West Texas Intermediate monthly average futures price.

Delaware Basin acquisitions. The Company has acquired or entered into definitive agreements to acquire acreage in the Delaware Basin for approximately $330 million, subject to normal post-closing adjustments. These acquisitions are expected to close in the fourth quarter of 2011 and will be funded with borrowings under the Credit Facility.

At September 30, 2011, the Company had paid a $6.2 million performance guaranty deposit related to one of the acquisitions, which would be relinquished upon nonperformance or reduce the funding of the purchase price at closing.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2011

Unaudited

Note S. Supplementary information

Capitalized costs

	000000000000	000000000000
	September 30,	December 31,
(in thousands)	2011	2010

Oil and natural gas properties:
Proved	$5,934,879	$4,982,316
Unproved	752,208	633,933
Less: accumulated depletion and depreciation	(995,261)	(730,509)

Net capitalized costs for oil and natural gas properties	$5,691,826	$4,885,740

Costs incurred for oil and natural gas producing activities (a)

	000000000000	000000000000	000000000000	000000000000
	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010

Property acquisition costs:
Proved	$-	$3,762	$69,148	$17,501
Unproved	42,432	10,874	117,772	31,903
Exploration	138,170	74,740	410,089	136,673
Development	233,062	88,310	567,547	334,222

Total costs incurred for oil and natural gas properties	$413,664	$177,686	$1,164,556	$520,299

(a)	The costs incurred for oil and natural gas producing activities includes the following amounts of asset retirement obligations:

	000000000000	000000000000	000000000000	000000000000
	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010

Proved property acquisition costs	$-	$-	$148	$-
Exploration costs	198	321	838	573
Development costs	1,342	197	2,094	(1,227)

Total	$1,540	$518	$3,080	$(654)

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

In October 2010, we closed the Marbob and Settlement Acquisitions, as discussed in Note D of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited).” The results of these acquisitions are included in our results of operations for periods after their respective closing dates in October 2010. As a result of our acquisitions and dispositions, many comparisons between periods will be difficult.

Certain statements in our discussion below are forward-looking statements. These forward-looking statements involve risks and uncertainties. We caution that a number of factors could cause actual results to differ materially from those implied or expressed by the forward-looking statements. Please see “Cautionary Statement Regarding Forward-Looking Statements.”

Overview

We are an independent oil and natural gas company engaged in the acquisition, development and exploration of oil and natural gas properties. Our core operations are primarily focused in the Permian Basin of Southeast New Mexico and West Texas. We refer to our three core operating areas as the (i) New Mexico Shelf, where we primarily target the Yeso and Lower Abo formations, (ii) Delaware Basin, where we primarily target the Bone Spring formation, and (iii) Texas Permian, where we primarily target the Wolfberry, a term applied to the combined Wolfcamp and Spraberry horizons. Oil comprised 65 percent of our 323.5 million barrels of oil equivalents (“MMBoe”) of estimated proved reserves at December 31, 2010 and 62 percent of our 17.1 MMBoe of production for the nine months ended September 30, 2011. We seek to operate the wells in which we own an interest, and our operated wells accounted for 92.3 percent of our proved developed producing PV-10 and 69.8 percent of our 5,196 gross wells at December 31, 2010. By controlling operations, we are able to more effectively manage the cost and timing of exploration and development of our properties, including the drilling and stimulation methods used.

Financial and Operating Performance

Our financial and operating performance for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, included the following:

•

Net income was $631.0 million ($6.09 per diluted share) for the first nine months of 2011, as compared to $212.5 million ($2.32 per diluted share) during the first nine months of 2010. The increase in earnings is primarily due to:

¡

a $637.3 million increase in oil and natural gas revenues primarily as a result of a 73 percent increase in production from continuing operations due to (i) the Marbob and Settlement Acquisitions and (ii) new wells that were successfully drilled and completed in 2010 and 2011;

¡

a $297.0 million net gain on derivatives not designated as hedges during the first nine months of 2011, as compared to a $62.2 million net gain on derivatives not designated as hedges during the first nine months of 2010, primarily the result of decreases in forward-looking commodity prices in the respective periods;

¡	a $142.0 million pre-tax gain from the divestiture of our Bakken assets in the first quarter of 2011, included in discontinued operations; partially offset by,

➢

a $105.8 million increase in oil and natural gas production costs during the first nine months of 2011, due in part to the increase in (i) the number of new wells that were successfully drilled and completed in 2010 and 2011, (ii) the Marbob and Settlement Acquisitions and (iii) oil and natural gas revenues in 2011, which directly increased our oil and natural gas production taxes;

➢

a $147.5 million increase in depreciation, depletion and amortization during the first nine months of 2011, primarily due to capitalized costs associated with new wells that were successfully drilled and completed in 2010 and 2011 and the Marbob and Settlement Acquisitions, offset in part by the increase in the oil and natural gas prices between the periods utilized to determine proved reserves; and

➢

a $49.9 million increase in interest expense due to (i) increased average debt levels during 2011 compared to 2010, primarily related to the Marbob and Settlement Acquisitions, and (ii) an increase in our overall interest rate, primarily from the higher interest rates on our various issues of senior notes as compared to interest rates on borrowings on our credit facility.

•

Average daily sales volumes from continuing operations increased by 73 percent, from 35,872 Boe per day during the first nine months of 2010 to 62,231 Boe per day during the first nine months of 2011. The increase is primarily attributable to (i) the Marbob and Settlement Acquisitions and (ii) our successful drilling efforts during 2010 and 2011, partially offset by interruptions in production during the first quarter of 2011.

•	Long-term debt increased by $121.0 million from December 31, 2010 to September 30, 2011.

•	At September 30, 2011, our availability under our credit facility was approximately $1.7 billion based on commitments from our bank group of $2.0 billion.

Commodity Prices

Our results of operations are heavily influenced by commodity prices. Factors that may impact future commodity prices, including the price of oil and natural gas, include:

•	the extent to which members of the Organization of Petroleum Exporting Countries and other oil exporting nations are able to continue to manage oil supply through export quotas;
•	the overall global demand for oil;
•	the overall North American natural gas supply and demand fundamentals, including:
■	the United States economy,
■	weather conditions, and
■	liquefied natural gas deliveries to the United States; and
•	developments generally impacting the Middle East, including Iraq, Iran and Libya.

Although we cannot predict the occurrence of events that may affect future commodity prices or the degree to which these prices will be affected, the prices for any commodity that we produce will generally approximate current market prices in the geographic region of the production. From time to time, we expect that we may continue to use derivative financial instruments to economically hedge a portion of our commodity price risk to mitigate the impact of price volatility on our business. See Note I of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding our commodity hedge position at September 30, 2011.

Oil and natural gas prices have been subject to significant fluctuations during the past several years. In general, oil prices were higher during the comparable periods of 2011 measured against 2010, while natural gas prices were relatively flat. The following table sets forth the average NYMEX oil and natural gas prices for the three and nine months ended September 30, 2011 and 2010, as well as the high and low NYMEX prices for the same periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Average NYMEX prices:
Oil (Bbl)	$89.59	$76.09	$95.46	$77.60
Natural gas (MMBtu)	$4.06	$4.24	$4.21	$4.54

High and Low NYMEX prices:
Oil (Bbl):
High	$99.87	$82.55	$113.93	$86.84
Low	$79.20	$71.63	$79.20	$68.01

Natural gas (MMBtu):
High	$4.55	$4.92	$4.85	$6.01
Low	$3.67	$3.65	$3.67	$3.65

Further, the NYMEX oil price and NYMEX natural gas price reached highs and lows of $93.96 and $75.67 per Bbl and $3.93 and $3.48 per MMBtu, respectively, during the period from September 30, 2011 to November 1, 2011. At November 1, 2011, the NYMEX oil price and NYMEX natural gas price were $92.19 per Bbl and $3.78 per MMBtu, respectively.

Recent Events

Delaware Basin acquisitions. We have acquired or entered into definitive agreements to acquire acreage in the Delaware Basin for approximately $330 million, subject to normal post-closing adjustments. The acreage is complementary to our existing Delaware Basin position and increases our related inventory. These acquisitions are expected to close in the fourth quarter of 2011 and will be funded with borrowings under our credit facility.

Credit facility amendment. In 2011, we amended our credit facility to (i) extend the maturity date by approximately three years to April 2016, (ii) increase the borrowing base from $2.0 billion to $2.5 billion, but keep our commitments from our bank group at $2.0 billion and (iii) provide us with the ability to issue up to an additional $1.0 billion in senior notes with no adjustment to our borrowing base if the notes are issued prior to November 2012. We paid our bank group approximately $11.5 million associated with these amendments. At September 30, 2011, we had borrowings outstanding under our credit facility of approximately $0.3 billion, and our availability under our credit facility was approximately $1.7 billion.

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

2012 capital budget. In November 2011, we announced our 2012 capital budget of approximately $1.3 billion, which we expect can be funded within our cash flow, based on current commodity prices and capital costs. Cost inflation has been experienced industry-wide and particularly in the Permian Basin due to the increased activity levels. As our size and financial flexibility have grown, we now take a longer-term view on spending within our cash flow, and our spending during any specific period may exceed our cash flow for that period. However, our capital budget is largely discretionary, and if we experience sustained oil and natural gas prices significantly below the current levels or substantial increases in our costs, we may reduce our capital spending program to be substantially within our cash flow.

The following table summarizes our 2012 capital budget, which does not include acquisitions other than customary purchase of leasehold acreage:

(in millions)	2012 Capital Budget

Core Operating Areas:
New Mexico Shelf	$495
Delaware Basin	374
Texas Permian	262

Acquisition of leasehold acreage, geological and geophysical, exploratory costs and other	113
Facilities and other capital in our core operating areas	50

Total	$1,294

2011 planned capital expenditures. For 2011, we expect capital expenditures to total approximately $1.35 billion, excluding the costs of acquisitions other than customary leasehold purchases of acreage. Based on current commodity prices and capital costs, we believe our 2011 planned capital expenditures, excluding the effects of acquisitions, will exceed our 2011 cash flow, and we expect to fund any such shortfall with borrowings under our credit facility.

The following summarizes our 2011 planned capital expenditures, which do not include acquisitions other than the customary purchase of leasehold acreage:

(in millions)	2011 Planned Capital Expenditures

Core Operating Areas:
New Mexico Shelf	$644
Delaware Basin	252
Texas Permian	276

Acquisition of leasehold acreage, geological and geophysical and other	75	(a)
Facilities and other capital in our core operating areas	100

Total	$1,347

(a)

Excludes approximately $113.6 million of acquisitions of oil and natural gas assets and their related asset retirement obligations we acquired in the first nine months of 2011. We do not plan or budget for these types of acquisitions.

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

Derivative Financial Instruments

Derivative financial instrument exposure. At September 30, 2011, the fair value of our financial derivatives was a net asset of $234.5 million. All of our counterparties to these financial derivatives are parties to our credit facility and have their outstanding debt commitments and derivative exposures collateralized pursuant to our credit facility. Under the terms of our financial derivative instruments and their collateralization under our credit facility, we do not have exposure to potential “margin calls” on our financial derivative instruments. We currently have no reason to believe that our counterparties to these derivative contracts are not financially viable. Our credit facility does not allow us to offset amounts we may owe a lender against amounts we may be owed related to our financial instruments with such party.

New commodity derivative contracts. During the nine months ended September 30, 2011, we entered into additional commodity derivative contracts to hedge a portion of our estimated future production. The following table summarizes information about these additional commodity derivative contracts for the nine months ended September 30, 2011. When aggregating multiple contracts, the weighted average contract price is disclosed.

	Aggregate	Index	Contract
	Volume	Price (a)	Period

Oil (volumes in Bbls):

Price swap	115,000	$96.65	03/01/11 - 11/30/11

Price swap	200,000	$97.20	03/01/11 - 12/31/11

Price swap	190,000	$111.41	05/01/11 - 07/31/11

Price swap	736,000	$110.21	05/01/11 - 12/31/11

Price swap	66,000	$111.80	08/01/11 - 11/30/11

Price swap	535,000	$100.66	10/01/11 - 12/31/11

Price swap	45,000	$99.35	01/01/12 - 03/31/12

Price swap	176,000	$110.34	01/01/12 - 11/30/12

Price swap	2,244,000	$103.83	01/01/12 - 12/31/12

Price swap	555,000	$99.00	07/01/12 - 12/31/12

Price swap	210,000	$103.65	01/01/13 - 06/30/13

Price swap	3,444,000	$101.25	01/01/13 - 12/31/13

(a)  The index prices for the oil price swaps are based on the NYMEX-West Texas Intermediate monthly average futures price.

In October 2011, we entered into the following commodity derivative contracts to hedge additional amounts of our estimated future production:

	Aggregate Volume	Index Price (a)	Contract Period

Oil (volumes in Bbls):

Price swap	1,080,000	$89.23	01/01/12 - 12/31/12

Price swap	27,000	$89.10	07/01/12 - 09/30/12

Price swap	2,400,000	$90.21	01/01/13 - 12/31/13

(a)  The index prices for the oil price swaps are based on the NYMEX-West Texas Intermediate monthly average futures price.

Results of Operations

The following table sets forth summary information concerning our production and operating data from our continuing operations for the three and nine months ended September 30, 2011 and 2010. The data in this table excludes results from the Marbob and Settlement Acquisitions for periods prior to their respective closing dates in October 2010. Also, the table below excludes production and operating data that we have classified as discontinued operations, which is more fully described in Note N of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited).”

	00000000	00000000	00000000	00000000
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Production and operating data:

Net production volumes:

Oil (MBbl)	3,869	2,460	10,501	6,613

Natural gas (MMcf)	14,652	7,098	38,929	19,081

Total (MBoe)	6,311	3,643	16,989	9,793

Average daily production volumes:

Oil (Bbl)	42,054	26,739	38,465	24,223

Natural gas (Mcf)	159,258	77,152	142,596	69,894

Total (Boe)	68,597	39,598	62,231	35,872

Average prices:

Oil, without derivatives (Bbl)	$85.98	$72.20	$91.21	$74.05

Oil, with derivatives (Bbl) (a)	$83.90	$72.62	$82.77	$72.24

Natural gas, without derivatives (Mcf)	$8.31	$6.79	$7.80	$7.05

Natural gas, with derivatives (Mcf) (a)	$8.74	$7.39	$8.25	$7.60

Total, without derivatives (Boe)	$72.01	$61.98	$74.26	$63.75

Total, with derivatives (Boe) (a)	$71.73	$63.43	$70.06	$63.59

Operating costs and expenses per Boe:

Lease operating expenses and workover costs	$7.42	$5.57	$6.72	$5.88

Oil and natural gas taxes	$5.90	$5.89	$6.07	$5.51

Depreciation, depletion and amortization	$18.34	$15.82	$17.95	$16.07

General and administrative	$3.62	$4.20	$3.94	$4.78

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

	0000000000	0000000000	0000000000	0000000000
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010

Gain (loss) on derivatives not designated as hedges:
Cash receipts from (payments on) oil derivatives	$(8,051)	$1,034	$(88,679)	$(11,951)
Cash receipts from natural gas derivatives	6,263	4,258	17,468	10,378
Cash payments on interest rate derivatives	-	(1,224)	(6,624)	(3,658)
Unrealized mark-to-market gain (loss) on commodity and interest rate derivatives	387,010	(70,175)	374,797	67,460

Gain (loss) on derivatives not designated as hedges	$385,222	$(66,107)	$296,962	$62,229

The presentation of average prices with derivatives is a non-GAAP measure as a result of including the cash receipts from (payments on) commodity derivatives that are presented in gain (loss) on derivatives not designated as hedges in the statements of operations. This presentation of average prices with derivatives is a means by which to reflect the actual cash performance of our commodity derivatives for the respective periods and presents oil and natural gas prices with derivatives in a manner consistent with the presentation generally used by the investment community.

The following table sets forth summary production and operating data from our discontinued operations for the three and nine months ended September 30, 2011 and 2010. The discontinued operations presentation is the result of reclassifying the results of operations from the divestitures of our non-core Permian Basin assets in December 2010 and our Bakken assets in March 2011, which are more fully described in Note N of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited).”

	000000	000000		000000	000000
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010		2011	2010

Production and operating data:

Net production volumes:

Oil (MBbl)	-	196		117	550

Natural gas (MMcf)	-	362		37	1,312

Total (MBoe)	-	256		123	769

Average daily production volumes:

Oil (Bbl)	-	2,130		429	2,015

Natural gas (Mcf)	-	3,935		136	4,806

Total (Boe)	-	2,786		451	2,816

Average prices:

Oil, without derivatives (Bbl)	$-	$68.24		$80.82	$69.91

Oil, with derivatives (Bbl) (a)	$-	$68.24		$80.82	$69.91

Natural gas, without derivatives (Mcf)	$-	$3.67		$1.84	$4.18

Natural gas, with derivatives (Mcf) (a)	$-	$3.67		$1.84	$4.18

Total, without derivatives (Boe)	$-	$57.44		$77.43	$57.12

Total, with derivatives (Boe) (a)	$-	$57.44		$77.43	$57.12

Operating costs and expenses per Boe:

Lease operating expenses and workover costs	$-	$7.51		$3.85	$8.56

Oil and natural gas taxes	$-	$5.42		$9.50	$5.34

Depreciation, depletion and amortization	$-	$16.70		$17.13	$16.19

General and administrative	$-	$(0.94	) (b)	$-	$(0.89	) (b)

(a)	None of our derivatives not designated as hedges related to discontinued operations.

(b)	Represents the fees received from third-parties for operating oil and natural gas properties that were sold. We reflect these fees as a reduction of general and administrative expenses.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Oil and natural gas revenues. Revenue from oil and natural gas operations was $454.5 million for the three months ended September 30, 2011, an increase of $228.7 million (101 percent) from $225.8 million for the three months ended September 30, 2010. This increase was primarily due to (i) increases in realized oil and natural gas prices, (ii) increased production as a result of the Marbob and Settlement Acquisitions and (iii) successful drilling efforts during 2010 and 2011. Specific factors affecting oil and natural gas revenues include the following:

•

the average realized oil price (excluding the effects of derivative activities) was $85.98 per Bbl during the three months ended September 30, 2011, an increase of 19 percent from $72.20 per Bbl during the three months ended September 30, 2010;

•	total oil production was 3,869 MBbl for the three months ended September 30, 2011, an increase of 1,409 MBbl (57 percent) from 2,460 MBbl for the three months ended September 30, 2010;

•

the average realized natural gas price (excluding the effects of derivative activities) was $8.31 per Mcf during the three months ended September 30, 2011, an increase of 22 percent from $6.79 per Mcf during the three months ended September 30, 2010. Our natural gas prices have been significantly higher than the related NYMEX prices primarily due to the value of the natural gas liquids in our liquids-rich natural gas stream;

•	total natural gas production was 14,652 MMcf for the three months ended September 30, 2011, an increase of 7,554 MMcf (106 percent) from 7,098 MMcf for the three months ended September 30, 2010; and

•	total production for the three months ended September 30, 2011 includes 232 MBoe (2,522 Boe per day) primarily relating to an underestimate of production in the first and second quarters of 2011.

Production expenses. The following table provides the components of our total oil and natural gas production costs for the three months ended September 30, 2011 and 2010:

	000000000	000000000	000000000	000000000
	Three Months Ended September 30,
	2011		2010
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

Lease operating expenses	$46,587	$7.39	$20,388	$5.60
Taxes:
Ad valorem	2,671	0.42	1,990	0.54
Production	34,593	5.48	19,482	5.35
Workover costs	199	0.03	(98)	(0.03)

Total oil and natural gas production expenses	$84,050	$13.32	$41,762	$11.46

In general, we have some control over lease operating expenses and workover costs on properties we operate, but production and ad valorem taxes are directly related to commodity price changes.

Lease operating expenses for the three months ended September 30, 2011 includes a $9.5 million ($1.50 per Boe) underestimate of costs primarily related to the first and second quarters of 2011.

Lease operating expenses were $46.6 million ($7.39 per Boe) for the three months ended September 30, 2011, an increase of $26.2 million (128 percent) from $20.4 million ($5.60 per Boe) for the three months ended September 30, 2010. The increase in lease operating expenses was primarily due to (i) our wells successfully drilled and completed in 2010 and 2011, (ii) the Marbob and Settlement Acquisitions which closed in October 2010, (iii) cost pressures in labor, environmental and salt water disposal costs and (iv) an underestimate of costs in periods prior to third quarter 2011 mentioned above. The increase in lease operating expenses per Boe was in part due to cost pressures in labor, environmental and salt water disposal costs and the underestimate of costs in periods prior to third quarter 2011 mentioned above, offset in part by additional production from our wells successfully drilled and completed in 2010 and 2011 where we are receiving benefits from economies of scale.

Ad valorem taxes have increased primarily as a result of increased valuations of our Texas properties and a greater number of producing wells primarily associated with 2010 and 2011 drilling activity in Texas.

Production taxes per unit of production were $5.48 per Boe during the three months ended September 30, 2011, an increase of 2 percent from $5.35 per Boe during the three months ended September 30, 2010. The slight increase was related to increased commodity prices, significantly offset by a $2.2 million ($0.56 per Boe) overstatement of production taxes for the three months ended September 30, 2010 due to a prior period adjustment on one of our assets in our New Mexico Shelf area. Over the same period, our per Boe commodity prices (excluding the effects of derivatives) increased 16.2 percent.

Workover expenses were approximately $0.2 million for the three months ended September 30, 2011. The 2011 workover expenses were incurred primarily in the Texas Permian area and were incurred to increase production. Workover amounts for the three months ended September 30, 2010 were a result of an overestimate of costs in periods prior to third quarter 2010.

Exploration and abandonments expense. The following table provides a breakdown of our exploration and abandonments expense for the three months ended September 30, 2011 and 2010:

	000000000000	000000000000
	Three Months Ended September 30,
(in thousands)	2011	2010

Geological and geophysical	$2,859	$441
Leasehold abandonments and other	639	3,176

Total exploration and abandonments	$3,498	$3,617

Our geological and geophysical expense, which primarily consists of the costs of acquiring and processing seismic data, geophysical data and core analysis, was $2.9 million and $0.4 million, primarily related to the Texas Permian area, for the three months ended September 30, 2011 and 2010, respectively.

Depreciation, depletion and amortization expense. The following table provides components of our depreciation, depletion and amortization expense for the three months ended September 30, 2011 and 2010:

	0000000000	0000000000	0000000000	0000000000
	Three Months Ended September 30,
	2011		2010
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

Depletion of proved oil and natural gas properties	$113,865	$18.04	$56,470	$15.50
Depreciation of other property and equipment	1,477	0.23	766	0.21
Amortization of intangible asset - operating rights	388	0.07	388	0.11

Total depletion, depreciation and amortization	$115,730	$18.34	$57,624	$15.82

Oil price used to estimate proved oil reserves at period end	$91.00		$73.85
Natural gas price used to estimate proved natural gas reserves at period end	$4.16		$4.41

Depletion of proved oil and natural gas properties was $113.9 million ($18.04 per Boe) for the three months ended September 30, 2011, an increase of $57.4 million (102 percent) from $56.5 million ($15.50 per Boe) for the three months ended September 30, 2010. The increase in depletion expense was primarily due to (i) capitalized costs associated with new wells that were successfully drilled and completed in 2010 and 2011 and (ii) the Marbob and Settlement Acquisitions, offset in part by the increase in oil and natural gas prices between the periods utilized to determine proved reserves.

The amortization of the intangible asset is a result of the value assigned to the operating rights that we acquired in the July 2008 acquisition of Henry Petroleum LP and certain entities and individuals affiliated with Henry Petroleum LP (collectively the “Henry Entities”). The intangible asset is currently being amortized over an estimated life of 25 years.

Impairment of long-lived assets. We periodically review our long-lived assets to be held and used, including proved oil and natural gas properties accounted for under the successful efforts method of accounting. A $1.9 million charge was recorded for the three months ended September 30, 2010 due to weaker oil prices and declines in well performance during the three months ended September 30, 2010.

General and administrative expenses. The following table provides components of our general and administrative expenses for the three months ended September 30, 2011 and 2010:

	000000000	000000000	000000000	000000000
	Three Months Ended September 30,
	2011		2010
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

General and administrative expenses - recurring	$21,779	$3.45	$15,227	$4.18
Non-recurring bonus paid to Henry Entities’ employees	-	-	121	0.03
Non-cash stock-based compensation	4,673	0.74	3,152	0.87
Less: Third-party operating fee reimbursements	(3,579)	(0.57)	(3,215)	(0.88)

Total general and administrative expenses	$22,873	$3.62	$15,285	$4.20

General and administrative expenses were $22.9 million ($3.62 per Boe) for the three months ended September 30, 2011, an increase of $7.6 million (50 percent) from $15.3 million ($4.20 per Boe) for the three months ended September 30, 2010. The increase in general and administrative expenses on an aggregate basis was primarily due to an increase in (i) non-cash stock-based compensation expense for stock-based compensation awards and (ii) the number of employees and related personnel expenses to handle our increased activities, partially offset by an absence of a non-recurring bonus due to the former Henry Entities’ employees during the three months ended September 30, 2011. The decrease in total general and administrative expenses per Boe was primarily due to increased production associated with (i) additional production from our wells successfully drilled and completed in 2010 and 2011 and (ii) additional production from our Marbob and Settlement Acquisitions for which we added an incremental number of administrative personnel.

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

As the operator of certain oil and natural gas properties in which we own an interest, we earn overhead reimbursements during the drilling and production phases of the property. As we drill more wells in which we own a higher working interest, these reimbursements, on a per Boe basis, could decrease over time. We earned reimbursements of $3.6 million and $3.2 million during the three months ended September 30, 2011 and 2010, respectively. This reimbursement is reflected as a reduction of general and administrative expenses in the consolidated statements of operations.

Gain on derivatives not designated as hedges. The following table sets forth the cash settlements and the non-cash mark-to-market adjustments for the derivative contracts not designated as hedges for the three months ended September 30, 2011 and 2010:

	Three Months Ended
	September 30,
(in thousands)	2011	2010

Cash payments (receipts):
Commodity derivatives - oil	$8,051	$(1,034)
Commodity derivatives - natural gas	(6,263)	(4,258)
Financial derivatives - interest	-	1,224
Mark-to-market (gain) loss:
Commodity derivatives - oil	(390,327)	79,815
Commodity derivatives - natural gas	3,317	(10,300)
Financial derivatives - interest	-	660

(Gain) loss on derivatives not designated as hedges	$(385,222)	$66,107

Interest expense. The following table sets forth interest expense, weighted average interest rates and weighted average debt balances for the three months ended September 30, 2011 and 2010:

	Three Months Ended
	September 30,
(dollars in thousands)	2011	2010

Interest expense	$32,881	$12,036

Weighted average cash interest rate	6.3%	5.5%

Weighted average debt balance	$1,806,201	$698,038

The increase in weighted average debt balance during the three months ended September 30, 2011 was due primarily to borrowings in October 2010 to fund the cash consideration for the Marbob and Settlement Acquisitions. The increase in interest expense is due to (i) an increase in the weighted average debt balance between periods, (ii) an increase in amortization of capitalized loan costs, primarily associated with the financing costs of the Marbob Acquisition and the 2011 amendments to our credit facility, (iii) the December 2010 issuance of senior notes due 2021 and (iv) the May 2011 issuance of senior notes due 2022. The increase in the weighted average cash interest rate is primarily due to the issuance of our senior notes, which bear a higher fixed interest rate than was available under our credit facility.

Income tax provisions. We recorded an income tax expense from continuing operations of $221.2 million and $7.4 million for the three months ended September 30, 2011 and 2010, respectively. The effective income tax rate for the three months ended September 30, 2011 and 2010 was 38.3 percent and 31.4 percent, respectively.

Income from discontinued operations, net of tax. We made the following divestitures:

Asset Group
	Permian Basin	Bakken
(dollars in millions)	Assets	Assets

Date divested	December 2010	March 2011

Net proceeds	$ 103.3	$ 195.9

Gain on sale of assets	$ 29.1	$ 142.0

As a result, we have reflected the results of operations of these divested assets as discontinued operations, rather than as a component of continuing operations. See Note N of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding these divestitures and their discontinued operations. We recognized income from discontinued operations of $4.6 million for the three months ended September 30, 2010. There was no activity related to the divested assets during the three months ended September 30, 2011.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Oil and natural gas revenues. Revenue from oil and natural gas operations was $1,261.5 million for the nine months ended September 30, 2011, an increase of $637.2 million (102 percent) from $624.3 million for the nine months ended September 30, 2010. This increase was primarily due to (i) increases in realized oil and natural gas prices, (ii) increased production as a result of the Marbob and Settlement Acquisitions and (iii) successful drilling efforts during 2010 and 2011, partially offset by the previously discussed production interruptions due to weather in February 2011. Specific factors affecting oil and natural gas revenues include the following:

•

the average realized oil price (excluding the effects of derivative activities) was $91.21 per Bbl during the nine months ended September 30, 2011, an increase of 23 percent from $74.05 per Bbl during the nine months ended September 30, 2010;

•	total oil production was 10,501 MBbl for the nine months ended September 30, 2011, an increase of 3,888 MBbl (59 percent) from 6,613 MBbl for the nine months ended September 30, 2010;

•

the average realized natural gas price (excluding the effects of derivative activities) was $7.80 per Mcf during the nine months ended September 30, 2011, an increase of 11 percent from $7.05 per Mcf during the nine months ended September 30, 2010. Our natural gas prices have been significantly higher than the related NYMEX prices primarily due to the value of the natural gas liquids in our liquids-rich natural gas stream; and

•	total natural gas production was 38,929 MMcf for the nine months ended September 30, 2011, an increase of 19,848 MMcf (104 percent) from 19,081 MMcf for the nine months ended September 30, 2010.

Production expenses. The following table provides the components of our total oil and natural gas production costs for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011		2010
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe
Lease operating expenses	$113,049	$6.66	$54,446	$5.56
Taxes:
Ad valorem	8,013	0.47	6,517	0.66
Production	95,156	5.60	47,483	4.85
Workover costs	1,067	0.06	3,088	0.32

Total oil and natural gas production expenses	$217,285	$12.79	$111,534	$11.39

In general, we have some control over lease operating expenses and workover costs on properties we operate, but production and ad valorem taxes are directly related to commodity price changes.

Lease operating expenses for the nine months ended September 30, 2011 includes a $4.0 million ($0.24 per Boe) underestimate of costs in periods prior to 2011.

Lease operating expenses were $113.0 million ($6.66 per Boe) for the nine months ended September 30, 2011, an increase of $58.6 million (108 percent) from $54.4 million ($5.56 per Boe) for the nine months ended September 30, 2010. The increase in lease operating expenses was primarily due to (i) our wells successfully drilled and completed in 2010 and 2011, (ii) the Marbob and Settlement Acquisitions which closed in October 2010 and (iii) an underestimate of costs in periods prior to 2011 mentioned above. The increase in lease operating expenses per Boe was primarily due to (i) cost increases in services and supplies primarily related to an increase in commodity prices, (ii) cost pressures in labor, environmental and salt water disposal costs, (iii) cost pressures in labor, environmental and salt water disposal costs and (iv) an underestimate of costs in periods prior to 2011 mentioned above, offset in part by additional production from our wells successfully drilled and completed in 2010 and 2011 where we are receiving benefits from economies of scale.

Ad valorem taxes have increased primarily as a result of increased valuations of our Texas properties and the increase in our number of wells successfully drilled in 2010 and 2011 in Texas.

Production taxes per unit of production were $5.60 per Boe during the nine months ended September 30, 2011, an increase of 15 percent from $4.85 per Boe during the nine months ended September 30, 2010. The increase was directly related to our increased revenues. Over the same period, our per Boe commodity prices (excluding the effects of derivatives) increased 16 percent.

Workover expenses were approximately $1.1 million and $3.1 million for the nine months ended September 30, 2011 and 2010, respectively. The 2011 amounts related primarily to workovers in the Texas Permian area, while the 2010 amounts related primarily to activity in both the Texas Permian and New Mexico Shelf areas performed to increase production.

Exploration and abandonments expense. The following table provides a breakdown of our exploration and abandonments expense for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
(in thousands)	2011	2010

Geological and geophysical	$3,817	$1,653
Exploratory dry holes	12	92
Leasehold abandonments and other	795	3,903

Total exploration and abandonments	$4,624	$5,648

Our geological and geophysical expense, which primarily consists of the costs of acquiring and processing seismic data, geophysical data and core analysis, was $3.8 million and $1.7 million, primarily related to the Texas Permian area, for the nine months ended September 30, 2011 and 2010, respectively.

Depreciation, depletion and amortization expense. The following table provides components of our depreciation, depletion and amortization expense for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011		2010
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

Depletion of proved oil and natural gas properties	$300,106	$17.66	$154,064	$15.73
Depreciation of other property and equipment	3,631	0.21	2,168	0.22
Amortization of intangible asset - operating rights	1,162	0.08	1,162	0.12

Total depletion, depreciation and amortization	$304,899	$17.95	$157,394	$16.07

Oil price used to estimate proved oil reserves at period end	$91.00		$73.85
Natural gas price used to estimate proved natural gas reserves at period end	$4.16		$4.41

Depletion of proved oil and natural gas properties was $300.1 million ($17.66 per Boe) for the nine months ended September 30, 2011, an increase of $146.0 million (95 percent) from $154.1 million ($15.73 per Boe) for the nine months ended September 30, 2011. The increase in depletion expense was primarily due to capitalized costs associated with new wells that were successfully drilled and completed in 2010 and 2011 and the Marbob and Settlement Acquisitions, and was offset in part by the increase in the oil and natural gas prices between the periods utilized to determine proved reserves.

The amortization of the intangible asset is a result of the value assigned to the operating rights that we acquired in the July 2008 acquisition of the Henry Entities. The intangible asset is currently being amortized over an estimated life of 25 years.

Impairment of long-lived assets. We periodically review our long-lived assets to be held and used, including proved oil and natural gas properties accounted for under the successful efforts method of accounting. Due primarily to downward adjustments to the economically recoverable proved reserves associated with declines in well performance, we recognized a non-cash charge against earnings of approximately $0.1 million and $5.7 million during the nine months ended September 30, 2011 and 2010, respectively, which was primarily attributable to natural gas related properties in our New Mexico Shelf area.

General and administrative expenses. The following table provides components of our general and administrative expenses for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011		2010
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

General and administrative expenses - recurring	$62,311	$3.67	$42,223	$4.31
Non-recurring bonus paid to Henry Entities’ employees	-	-	5,059	0.52
Non-cash stock-based compensation	13,866	0.82	8,854	0.90
Less: Third-party operating fee reimbursements	(9,294)	(0.55)	(9,312)	(0.95)

Total general and administrative expenses	$66,883	3.94	$46,824	$4.78

General and administrative expenses were $66.9 million ($3.94 per Boe) for the nine months ended September 30, 2011, an increase of $20.1 million (43 percent) from $46.8 million ($4.78 per Boe) for the nine months ended September 30, 2010. The increase in aggregate general and administrative expenses was primarily due to an increase in (i) non-cash stock-based compensation expense for stock-based compensation awards and (ii) the number of employees and related personnel expenses to handle our increased activities, partially offset by the absence of a non-recurring bonus due to the former Henry Entities’ employees during the nine months ended September 30, 2011. The decrease in total general and administrative expenses per Boe was primarily due to increased production associated with (i) additional production from our wells successfully drilled and completed in 2010 and 2011 and (ii) additional production from our Marbob and Settlement Acquisitions for which we added an incremental number of administrative personnel.

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

As the operator of certain oil and natural gas properties in which we own an interest, we earn overhead reimbursements during the drilling and production phases of the property. As we drill more wells in which we own a higher working interest, these reimbursements, on a per Boe basis, could decrease over time. We earned reimbursements of $9.3 million for both the nine months ended September 30, 2011 and 2010. This reimbursement is reflected as a reduction of general and administrative expenses in the consolidated statements of operations.

(Gain) loss on derivatives not designated as hedges. The following table sets forth the cash settlements and the non-cash mark-to-market adjustments for the derivative contracts not designated as hedges for the nine months ended September 30, 2011 and 2010:

	00000000	00000000
	Nine Months Ended September 30,
(in thousands)	2011	2010

Cash payments (receipts):
Commodity derivatives - oil	$88,679	$11,951
Commodity derivatives - natural gas	(17,468)	(10,378)
Financial derivatives - interest	6,624	3,658

Mark-to-market (gain) loss:
Commodity derivatives - oil	(381,385)	(40,926)
Commodity derivatives - natural gas	12,342	(30,978)
Financial derivatives - interest	(5,754)	4,444

Gain on derivatives not designated as hedges	$(296,962)	$(62,229)

Interest expense. The following table sets forth interest expense, weighted average interest rates and weighted average debt balances for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
(dollars in thousands)	2011	2010

Interest expense	$84,201	$34,293

Weighted average cash interest rate	6.0%	5.4%

Weighted average debt balance	$1,750,944	$690,797

The increase in weighted average debt balance during the nine months ended September 30, 2011 was due primarily to borrowings in October 2010 to fund the cash consideration for the Marbob and Settlement Acquisitions. The increase in interest expense is due to (i) an increase in the weighted average debt balance between periods, (ii) an increase in amortization of capitalized loan costs, primarily associated with the financing costs of the Marbob Acquisition and the 2011 amendments to our credit facility, (iii) the December 2010 issuance of senior notes due 2021 and (iv) the May 2011 issuance of senior notes due 2022; partially offset by an $8.5 million benefit from the write-off of the remaining original issue premium on the 8% unsecured senior note due to Marbob paid in full in May 2011. The increase in the weighted average cash interest rate is primarily due to the issuance of our senior notes, which bear a higher fixed interest rate than was available under our credit facility.

Income tax provisions. We recorded an income tax expense from continuing operations of $334.0 million and $118.4 million for the nine months ended September 30, 2011 and 2010, respectively. The effective income tax rate for the nine months ended September 30, 2011 and 2010 was 38.2 percent and 37.0 percent, respectively.

Income from discontinued operations, net of tax. We made the following divestitures:

Asset Group
	Permian Basin	Bakken
(dollars in millions)	Assets	Assets

Date divested	December 2010	March 2011

Net proceeds	$ 103.3	$ 195.9

Gain on sale of assets	$ 29.1	$ 142.0

As a result, we have reflected the results of operations of these divested assets as discontinued operations, rather than as a component of continuing operations. See Note N of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding these divestitures and their discontinued operations. We recognized income from discontinued operations of $91.2 million and $11.2 million for the nine months ended September 30, 2011 and 2010, respectively. In 2011, income from discontinued operations included a pre-tax gain on the sale of these assets of approximately $142.0 million.

Capital Commitments, Capital Resources and Liquidity

Capital commitments. Our primary needs for cash are development, exploration and acquisition of oil and natural gas assets, payment of contractual obligations and working capital obligations. Funding for these cash needs may be provided by any combination of internally-generated cash flow, financing under our credit facility and/or proceeds from the disposition of assets or alternative financing sources, as discussed in “— Capital resources” below.

Oil and natural gas properties. Our costs incurred on oil and natural gas properties, excluding acquisitions and asset retirement obligations, during the nine months ended September 30, 2011 and 2010 totaled $974.7 million and $471.5 million, respectively, as compared to the comparable amount in cash flows used by investing activities of $932.8 million and $486.9 million for the respective periods. The primary reason for the differences in the costs incurred and cash flow expenditures is the timing of payments. The 2011 expenditures were funded in part from borrowings under our credit facility.

For 2011, we expected capital expenditures to total approximately $1.35 billion, excluding the costs of acquisitions other than customary leasehold purchases of acreage. Based on current commodity prices and capital costs, we believe our 2011 planned capital expenditures, excluding the effects of acquisitions, will exceed our 2011 cash flow, and we expect to fund any such shortfall with borrowings under our credit facility.

In November 2011, we announced our 2012 capital budget of approximately $1.3 billion, which we expect can be funded within our cash flow, based on current commodity prices and capital costs. Cost inflation has been experienced industry-wide and particularly in the Permian Basin due to the increased activity levels. As our size and financial flexibility have grown, we now take a longer-term view on spending within our cash flow, and our spending during any specific period may exceed our cash flow for that period. However, our capital budget is largely discretionary, and if we experience sustained oil and natural gas prices significantly below the current levels or substantial increases in our costs, we may reduce our capital spending program to be substantially within our cash flow.

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

Other than the customary purchase of leasehold acreage, our 2011 and 2012 capital budgets are exclusive of acquisitions. We do not have a specific acquisition budget, since the timing and size of acquisitions are difficult to forecast. We evaluate opportunities to purchase or sell oil and natural gas properties in the marketplace and could participate as a buyer or seller of properties at various times. We seek to acquire oil and natural gas properties that provide opportunities for the addition of reserves and production through a combination of development, high-potential exploration and control of operations that will allow us to apply our operating expertise.

Acquisitions. Our expenditures for acquisitions of proved and unproved properties during the three months ended September 30, 2011 and 2010 totaled approximately $42.4 million and $14.6 million, respectively, and approximately $186.9 million and $49.4 million during the nine months ended September 30, 2011 and 2010, respectively. The acquisitions of proved properties during the nine months ended September 30, 2011 primarily relate to additional Wolfberry assets. Expenditures for leasehold acreage acquisitions (which are expenditures we generally provide for in the budget) included in the total above were approximately $73.3 million for the nine months ended September 30, 2011.

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

Contractual obligations. Our contractual obligations include long-term debt, cash interest expense on debt, operating lease obligations, drilling commitments, employment agreements with our officers, derivative liabilities and other obligations. Since

December 31, 2010, the material changes in our contractual obligations included a $121.0 million increase in outstanding long-term borrowings, a $280.6 million increase in cash interest expense on debt and a $147.5 million decrease in our net commodity derivative liability. See Note J of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding our long-term debt and “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for information regarding the interest on our long-term debt and information on changes in the fair value of our open derivative obligations during the nine months ended September 30, 2011.

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

The following table summarizes our net decrease in cash and cash equivalents for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
(in thousands)	2011	2010
Net cash provided by operating activities	$778,986	$402,756
Net cash used in investing activities	(957,745)	(512,824)
Net cash provided by financing activities	178,549	107,191

Net decrease in cash and cash equivalents	$(210)	$(2,877)

Cash flow from operating activities. Our net cash provided by operating activities was $779.0 million and $402.8 million for the nine months ended September 30, 2011 and 2010, respectively. The increase in operating cash flows during the nine months ended September 30, 2011 over the same period in 2010 was principally due to increases in average realized oil prices coupled with increased production, offset by cost increases in services and supplies primarily related to the increase in oil prices. Our net cash provided by operating activities also includes reductions of $110.4 million and $55.1 million for the nine months ended September 30, 2011 and 2010, respectively, associated with changes in working capital items. Changes in working capital items adjust for the timing of receipts and payments of actual cash.

Cash flow from investing activities. During the nine months ended September 30, 2011 and 2010, our cash flows used in investing activities were $957.7 million and $512.8 million, respectively, for additions to, and acquisitions of, oil and natural gas properties (inclusive of dry hole costs) and settlements paid on derivatives not designated as hedges, offset by proceeds from the sale of assets. Cash flows used in investing activities were higher during the nine months ended September 30, 2011 over 2010, due to an increase in (i) our capital expenditures on oil and natural gas properties and (ii) our settlements on derivatives, offset by the proceeds from the sale of our divested assets in the first quarter of 2011.

Cash flow from financing activities. Net cash provided by financing activities was $178.5 million and $107.2 million for the nine months ended September 30, 2011 and 2010, respectively. During the nine months ended September 30, 2011 and 2010, we completed the following significant capital markets activities:

•

In May 2011, we issued $600 million in principal amount of 6.5% unsecured senior notes due 2022 at par, and we received net proceeds of approximately $587.1 million. We used the net proceeds from this offering to repay a portion of the borrowings under our credit facility to increase our liquidity for future activities; and

•

In February 2010, we issued 5,347,500 shares of our common stock at $42.75 per share. After deducting underwriting discounts of approximately $9.1 million and transaction costs, we received net proceeds of approximately $219.3 million. The net proceeds from this offering were used to repay a portion of the borrowings under our credit facility.

During the nine months ended September 30, 2011, we reduced our outstanding balance on our credit facility by $321 million primarily using the $195.9 million of proceeds from the sale of our Bakken assets and the net proceeds of our May 2011 debt offering of approximately $587.1 million, offset in part by the amount that our capital expenditures exceeded our operating cash flow in 2011. During the nine months ended September 30, 2010, we made net payments of $157.5 million on our credit facility, primarily funded by our issuance of 5.3 million shares of our common stock for approximately $219.3 million in the first quarter of 2010.

In 2011, we amended our credit facility to increase the borrowing base from $2.0 billion to $2.5 billion and maintained our commitments from our bank group at $2.0 billion. The next scheduled borrowing base redetermination will be in April 2012. Between scheduled borrowing base redeterminations, we and, if requested by 66 2/3 percent of the lenders, the lenders, may each request one special redetermination. Our credit facility has a maturity date of April 25, 2016. At September 30, 2011, we had no letters of credit outstanding under the credit facility, and our availability to borrow additional funds was approximately $1.7 billion based on the bank commitments of $2.0 billion.

Advances on the Credit Facility bear interest, at our option, based on (i) the prime rate of JPMorgan Chase Bank (“JPM Prime Rate”) (3.25 percent at September 30, 2011) or (ii) a Eurodollar rate (substantially equal to the London Interbank Offered Rate). The Credit Facility’s interest rates of Eurodollar rate advances and JPM Prime Rate advances varied, with interest margins ranging from 150 to 250 basis points and 50 to 150 basis points, respectively, per annum depending on the debt balance outstanding. We pay commitment fees on the unused portion of the available commitment ranging from 37.5 to 50 basis points per annum, depending on utilization of the commitments.

In conducting our business, we may utilize various financing sources, including the issuance of (i) fixed and floating rate debt, (ii) convertible securities, (iii) preferred stock, (iv) common stock and/or (v) other securities. Over the last three years, we have demonstrated our use of the capital markets by issuing common stock in public offerings and private placements and issuing senior unsecured debt. However, there are no assurances that we can access the capital markets to obtain additional funding, if needed, and at what cost and terms. We may also sell assets and issue securities in exchange for oil and natural gas assets or interests in oil and natural gas companies. Additional securities may be of a class senior to common stock with respect to such matters as dividends and liquidation rights and may also have other rights and preferences as determined from time to time by our board of directors. The use of some of these financing sources may require approval from the lenders under our credit facility.

Liquidity. Our principal sources of short-term liquidity are cash on hand and available borrowing capacity under our credit facility. At September 30, 2011, we had $0.2 million of cash on hand, and our availability to borrow additional funds under our credit facility was approximately $1.7 billion.

At September 30, 2011, the commitments under our credit facility were $2.0 billion which provided us with approximately $1.7 billion of available borrowing capacity. In 2011, we amended our credit facility, which primarily (i) increased our borrowing base $500 million to $2.5 billion (leaving our $2.0 billion in commitments from our bank group in place) until the next borrowing base redetermination in April 2012, (ii) extended maturity approximately three years to April 2016, (iii) improved our pricing grid and (iv) allowed us to issue up to an additional $1.0 billion in senior notes.

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

Book capitalization and current ratio. Our book capitalization at September 30, 2011 was $4.8 billion, consisting of debt of $1.8 billion and stockholders’ equity of $3.0 billion. Our debt to book capitalization was 36.9 percent and 41.2 percent at September 30, 2011 and December 31, 2010, respectively. Our ratio of current assets to current liabilities was 0.83 to 1.0 at September 30, 2011 as compared to 0.65 to 1.0 at December 31, 2010.

Inflation and changes in prices. Our revenues, the value of our assets, and our ability to obtain bank financing or additional capital on attractive terms have been and will continue to be affected by changes in commodity prices and the costs to produce our reserves. Commodity prices are subject to significant fluctuations that are beyond our ability to control or predict. During the nine months ended September 30, 2011, we received an average of $91.21 per barrel of oil and $7.80 per Mcf of natural gas before consideration of commodity derivative contracts compared to $74.05 per barrel of oil and $7.05 per Mcf of natural gas in the nine months ended September 30, 2010. Although certain of our costs are affected by general inflation, inflation does not normally have a significant effect on our business. In a trend that began in 2004 and that has continued, commodity prices for oil and natural gas increased significantly. The higher prices led to increased activity in the industry and, consequently, rising costs. These cost trends have put pressure not only on our operating costs, but also on capital costs.

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

There has been no material changes in our critical accounting policies and procedures during the nine months ended September 30, 2011. See our disclosure of critical accounting policies in “Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K and in our Current Report on Form 8-K, which amended and replaced certain portions of our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the United States Securities and Exchange Commission (the “SEC”) on May 18, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” of our Annual Report on Form 10-K and in our Current Report on Form 8-K, which amended and replaced certain portions of our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on May 18, 2011.

We are exposed to a variety of market risks including credit risk, commodity price risk and interest rate risk. We address these risks through a program of risk management which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we are a party at September 30, 2011, and from which we may incur future gains or losses from changes in market interest rates or commodity prices and losses from extension of credit. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

We are closely monitoring the European debt crisis which could negatively impact the U.S. debt markets. If further deterioration occurs it could impair our ability to raise debt, access our credit facility and collect hedging proceeds from our derivative counterparties.

Commodity price risk. We are exposed to market risk as the prices of oil and natural gas are subject to fluctuations resulting from changes in supply and demand. To reduce our exposure to changes in the prices of oil and natural gas we have entered into, and may in the future enter into additional commodity price risk management arrangements for a portion of our oil and natural gas production. The agreements that we have entered into generally have the effect of providing us with a fixed price for a portion of our expected future oil and natural gas production over a fixed period of time. Our commodity price risk management activities could have the effect of reducing net income and the value of our common stock. An average increase in the commodity price of $10.00 per barrel of oil and $1.00 per MMBtu for natural gas from the commodity prices at September 30, 2011, would have decreased the net fair value asset on our commodity price risk management contracts by approximately $201.9 million.

At September 30, 2011, we had (i) oil price swaps that settle on a monthly basis covering future oil production from October 1, 2011 through June 30, 2015 and (ii) a natural gas price swap and natural gas basis swaps covering future natural gas production from October 1, 2011 to December 31, 2012. See Note I of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information on our commodity derivative contracts. The average NYMEX oil price and average NYMEX natural gas prices for the nine months ended September 30, 2011 was $95.46 per Bbl and $4.21 per MMBtu, respectively. At November 1, 2011, the NYMEX oil price and NYMEX natural gas price were $92.19 per Bbl and $3.78 per MMBtu, respectively. A decrease in oil and natural gas prices would increase the net fair value asset of our commodity derivative contracts from their recorded balance at September 30, 2011. Changes in the recorded fair value of the undesignated commodity derivative contracts are marked to market through earnings as unrealized gains or losses. The potential increase in our net fair value asset would be recorded in earnings as an unrealized gain. However, an increase in the average NYMEX oil and natural gas price above those at September 30, 2011, would result in a decrease in our net fair value asset and be recorded as an unrealized loss in earnings. We are currently unable to estimate the effects on the earnings of future periods resulting from changes in the market value of our commodity derivative contracts.

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

We had total indebtedness of $0.3 billion outstanding under our credit facility at September 30, 2011. The impact of a 1 percent increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $3.0 million.

The fair value of our derivative instruments is determined based on our valuation models. We did not change our valuation method during 2011. During 2011, we were party to commodity and interest rate derivative instruments. See Note I of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding our derivative instruments. The following table reconciles the changes that occurred in the fair values of our derivative instruments during the nine months ended September 30, 2011:

	Derivative Instruments Net Assets (Liabilities) (a)

(in thousands)	Commodities	Interest Rate (b)	Total
Fair value of contracts outstanding at December 31, 2010	$(134,580)	$(5,754)	$(140,334)
Changes in fair values (c)	297,832	(870)	296,962
Contract maturities and terminations	71,211	6,624	77,835

Fair value of contracts outstanding at September 30, 2011	$234,463	$-	$234,463

(a)	Represents the fair values of open derivative contracts subject to market risk.
(b)	We terminated our interest rate swaps in May 2011.
(c)	New derivative contracts entered into by us have no intrinsic value at inception.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at September 30, 2011 at the reasonable assurance level.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, under the headings “Item 1. Business – Competition,” “— Marketing Arrangements” and “— Applicable Laws and Regulations,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” which risks could materially affect our business, financial condition or future results. Except for the risk factor set forth below, there have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2010 and in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011. The risks described in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

We may incur substantial losses and be subject to substantial liability claims as a result of our oil and natural gas operations. In addition, we may not be insured for, or our insurance may be inadequate to protect us against, these risks.

We are not insured against all risks. Losses and liabilities arising from uninsured and underinsured events could materially and adversely affect our business, financial condition or results of operations. Our oil and natural gas exploration and production activities, including well stimulation and completion activities such as hydraulic fracturing, are subject to all of the operating risks associated with drilling for and producing oil and natural gas, including the possibility of:

•	environmental hazards, such as uncontrollable flows of oil, natural gas, brine, well fluids, toxic gas or other pollution into the environment, including groundwater contamination;

•	abnormally pressured or structured formations;

•	mechanical difficulties, such as stuck oilfield drilling and service tools and casing collapse;

•	fires, explosions and ruptures of pipelines;

•	personal injuries and death; and

•	natural disasters.

Any of these risks could adversely affect our ability to conduct operations or result in substantial losses to us as a result of:

•	injury or loss of life;

•	damage to and destruction of property and equipment;

•	damage to natural resources due to underground migration of hydraulic fracturing fluids;

•	pollution and other environmental damage, including spillage or mishandling of recovered hydraulic fracturing fluids;

•	regulatory investigations and penalties;

•	suspension of our operations; and

•	repair and remediation costs.

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

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight formations. We routinely utilize hydraulic fracturing techniques in many of our drilling and completion programs. The process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and natural gas commissions. However, the U.S. Environmental Protection Agency (“EPA”) recently asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the Safe Drinking Water Act’s Underground Injection Control Program. While the EPA has yet to take any action to enforce or implement this newly asserted regulatory authority, industry groups have filed suit challenging the EPA’s recent decision.

At the same time, the White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic-fracturing practices, and a committee of the United States House of Representatives has conducted an investigation of hydraulic fracturing practices. The EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities on drinking water and groundwater, with initial results expected to be available by late 2012 and final results by 2014. In addition, the U.S. Department of Energy is conducting an investigation into practices the agency could recommend to better protect the environment from drilling using hydraulic-fracturing completion methods. Additionally, certain members of the Congress have called upon the U.S. Government Accountability Office to investigate how hydraulic fracturing might adversely affect water resources, the U.S. Securities and Exchange Commission to investigate the natural gas industry and any possible misleading of investors or the public regarding the economic feasibility of pursuing natural gas deposits in shales by means of hydraulic fracturing, and the U.S. Energy Information Administration to provide a better understanding of that agency’s estimates regarding natural gas reserves, including reserves from shale formations, as well as uncertainties associated with those estimates. Legislation also has been introduced before Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the Safe Drinking Water Act or other regulatory mechanism.

In addition, some states have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing operations. For example, Colorado, Pennsylvania, and Wyoming have each adopted a variety of well construction, set back, and disclosure regulations limiting how fracturing can be performed and requiring various degrees of chemical disclosure. In addition, Texas adopted a law in June 2011 requiring disclosure to the Railroad Commission of Texas and the public of certain information regarding chemical ingredients and additives used in the hydraulic fracturing process. The Railroad Commission of Texas has issued proposed regulations to implement these disclosure requirements. In addition to state laws, local land use restrictions, such as city ordinances, may restrict or prohibit the performance of well drilling in general and/or hydraulic fracturing in particular. In the event state, local, or municipal legal restrictions are adopted in areas where we are currently conducting, or in the future plan to conduct operations, we may incur additional costs to comply with such requirements that may be significant in nature, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from the drilling of wells.

Further, on July 28, 2011, the EPA issued proposed rules that would subject all oil and natural gas operations (production, processing, transmission, storage and distribution) to regulation under the New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAPS”) programs. The EPA proposed rules also include NSPS standards for completions of hydraulically fractured natural gas wells. These standards include the reduced emission completion (“REC”) techniques developed in the EPA’s Natural Gas STAR program along with pit flaring of natural gas not sent to the gathering line. The standards would be applicable to newly drilled and fractured wells as well as existing wells that are refractured. Further, the proposed regulations under NESHAPS include maximum achievable control technology (“MACT”) standards for those glycol dehydrators and storage vessels at major sources of hazardous air pollutants not currently subject to MACT standards. We are currently researching the effect these proposed rules could have on our business. Final action on the proposed rules is expected no later than February 28, 2012.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			Total number	Maximum
Period	Total number of shares withheld (1)	Average price per share	of shares purchased as part of publicly announced plans	number of shares that may yet be purchased under the plan

July 1, 2011 - July 31, 2011	529	$92.02	-
August 1, 2011 - August 31, 2011	2,121	$83.65	-
September 1, 2011 - September 30, 2011	-	$-	-

(1)	Represents shares that were withheld by us to satisfy tax withholding obligations of certain of our officers, directors and key employees that arose upon the lapse of restrictions on restricted stock.

Item 5. Other Information

We are filing a revised report from Cawley, Gillespie & Associates, Inc. (“Cawley”), our independent petroleum engineers, included in Exhibit 23.2 to this Quarterly Report on Form 10-Q, which is a letter dated January 24, 2011 regarding proved reserves. This revised report makes certain clarifications with respect to its effective date and the prices used. Other than these changes, there have been no other change to the Cawley report filed as Exhibit 23.2 to this Quarterly Report on Form 10-Q.

We are also filing an updated consent of Cawley, Gillespie & Associates, Inc. as Exhibit 23.1 to this Quarterly Report on Form 10-Q.

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

10.1

Seventh Amendment to Amended and Restated Credit Agreement, dated as of October 12, 2011, among Concho Resources Inc. and the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 14, 2011, and incorporated herein by reference).

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

CONCHO RESOURCES INC.

Date:	November 3, 2011	By	/s/ Timothy A. Leach

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

10.1

Seventh Amendment to Amended and Restated Credit Agreement, dated as of October 12, 2011, among Concho Resources Inc. and the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 14, 2011, and incorporated herein by reference).

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