Form 10-Q
period 2012-06-30
CONCHO RESOURCES INC
filed 2012-08-08
CIK 1358071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Number of shares of the registrant’s common stock outstanding at August 3, 2012: 104,297,042 shares

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in or incorporated by reference into this report that express a belief, expectation, or intention, or that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements include statements, projections and estimates concerning our operations, performance, business strategy, oil and natural gas reserves, drilling program, capital expenditures, liquidity and capital resources, the timing and success of specific projects, outcomes and effects of litigation, claims and disputes, derivative activities and potential financing. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. Forward-looking statements are not guarantees of performance. We have based these forward-looking statements on our current expectations and assumptions about future events. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Actual results may differ materially from those implied or expressed by the forward-looking statements. These forward-looking statements speak only as of the date of this report, or if earlier, as of the date they were made. We disclaim any obligation to update or revise these statements unless required by law, and we caution you not to rely on them unduly. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties relating to, among other matters, the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2011 and in this report, as well as those factors summarized below:

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

iii

Concho Resources Inc.

Consolidated Balance Sheets

Unaudited

(in thousands, except share and per share amounts)	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$710	$342
Accounts receivable, net of allowance for doubtful accounts:
Oil and natural gas	167,138	213,921
Joint operations and other	208,353	153,746
Derivative instruments	126,723	1,698
Deferred income taxes	-	28,793
Prepaid costs and other	12,144	12,523

Total current assets	515,068	411,023

Property and equipment:
Oil and natural gas properties, successful efforts method	8,279,969	7,347,460
Accumulated depletion and depreciation	(1,388,180)	(1,116,545)

Total oil and natural gas properties, net	6,891,789	6,230,915
Other property and equipment, net	99,590	59,203

Total property and equipment, net	6,991,379	6,290,118

Funds held in escrow	50,000	17,394
Deferred loan costs, net	72,281	65,641
Intangible asset - operating rights, net	32,651	33,425
Inventory	25,749	19,419
Noncurrent derivative instruments	63,029	7,944
Other assets	8,152	4,612

Total assets	$7,758,309	$6,849,576

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable:
Trade	$29,361	$23,341
Related parties	540	11
Bank overdrafts	33,528	39,241
Revenue payable	133,808	146,061
Accrued and prepaid drilling costs	319,601	293,919
Derivative instruments	-	56,218
Deferred income taxes	45,076	-
Other current liabilities	137,171	142,686

Total current liabilities	699,085	701,477

Long-term debt	2,523,366	2,080,141
Deferred income taxes	1,120,593	1,002,295
Noncurrent derivative instruments	-	32,254
Asset retirement obligations and other long-term liabilities	59,700	52,670
Commitments and contingencies (Note J)
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 authorized; 104,386,021 and 103,756,222 shares issued at June 30, 2012 and December 31, 2011, respectively	104	104
Additional paid-in capital	1,952,735	1,925,757
Retained earnings	1,409,288	1,058,874
Treasury stock, at cost; 79,643 and 55,990 shares at June 30, 2012 and December 31, 2011, respectively	(6,562)	(3,996)

Total stockholders’ equity	3,355,565	2,980,739

Total liabilities and stockholders’ equity	$7,758,309	$6,849,576

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.

Consolidated Statements of Operations

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
Operating revenues:
Oil sales	$361,313	$342,747	$774,960	$625,174
Natural gas sales	71,483	103,485	165,641	181,898

Total operating revenues	432,796	446,232	940,601	807,072

Operating costs and expenses:
Oil and natural gas production	87,689	69,577	179,839	133,235
Exploration and abandonments	14,398	400	20,377	1,126
Depreciation, depletion and amortization	141,450	98,881	277,319	189,169
Accretion of discount on asset retirement obligations	1,047	715	2,035	1,419
Impairments of long-lived assets	-	76	-	76
General and administrative (including non-cash stock-based compensation of $7,347 and $4,725 for the three months ended June 30, 2012 and 2011, respectively, and $13,475 and $9,193 for the six months ended June 30, 2012 and 2011, respectively)	31,968	22,618	59,355	44,010
(Gain) loss on derivatives not designated as hedges	(403,050)	(144,882)	(244,957)	88,260

Total operating costs and expenses	(126,498)	47,385	293,968	457,295

Income from operations	559,294	398,847	646,633	349,777

Other income (expense):
Interest expense	(41,899)	(21,660)	(77,736)	(51,320)
Other, net	(535)	(1,735)	(1,803)	(2,087)

Total other expense	(42,434)	(23,395)	(79,539)	(53,407)

Income from continuing operations before income taxes	516,860	375,452	567,094	296,370
Income tax expense	(197,563)	(143,270)	(216,680)	(112,801)

Income from continuing operations	319,297	232,182	350,414	183,569
Income from discontinued operations, net of tax	-	-	-	91,188

Net income	$319,297	$232,182	$350,414	$274,757

Basic earnings per share:
Income from continuing operations	$3.10	$2.26	$3.40	$1.79
Income from discontinued operations, net of tax	-	-	-	0.89

Net income	$3.10	$2.26	$3.40	$2.68

Weighted average shares used in basic earnings per share	103,114	102,569	102,984	102,407

Diluted earnings per share:
Income from continuing operations	$3.07	$2.24	$3.38	$1.77
Income from discontinued operations, net of tax	-	-	-	0.88

Net income	$3.07	$2.24	$3.38	$2.65

Weighted average shares used in diluted earnings per share	103,880	103,638	103,825	103,570

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.

Consolidated Statement of Stockholders’ Equity

Unaudited

			Additional				Total
	Common Stock		Paid-in	Retained	Treasury Stock		Stockholders’
(in thousands)	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
BALANCE AT DECEMBER 31, 2011	103,756	$104	$1,925,757	$1,058,874	56	$(3,996)	$2,980,739
Net income	-	-	-	350,414	-	-	350,414
Stock options exercised	193	-	3,110	-	-	-	3,110
Grants of restricted stock	450	-	-	-	-	-	-
Cancellation of restricted stock	(13)	-	-	-	-	-	-
Stock-based compensation	-	-	13,475	-	-	-	13,475
Excess tax benefits related to stock-based compensation	-	-	10,393	-	-	-	10,393
Purchase of treasury stock	-	-	-	-	24	(2,566)	(2,566)

BALANCE AT JUNE 30, 2012	104,386	$104	$1,952,735	$1,409,288	80	$(6,562)	$3,355,565

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.

Consolidated Statements of Cash Flows

Unaudited

	Six Months Ended June 30,
(in thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$350,414	$274,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	277,319	189,169
Impairments of long-lived assets	-	76
Accretion of discount on asset retirement obligations	2,035	1,419
Exploration and abandonments, including dry holes	11,539	168
Non-cash compensation expense	13,475	9,193
Deferred income taxes	202,559	101,967
Loss on sale of assets, net	68	1,455
(Gain) loss on derivatives not designated as hedges	(244,957)	88,260
Discontinued operations	-	(82,118)
Other non-cash items	5,837	(2,321)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	7,425	(105,761)
Prepaid costs and other	(3,160)	(3,734)
Inventory	(6,385)	(10,868)
Accounts payable	6,549	(29,488)
Revenue payable	(12,253)	66,164
Other current liabilities	500	(12,491)

Net cash provided by operating activities	610,965	485,847

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures on oil and natural gas properties	(949,059)	(677,172)
Additions to other property and equipment	(45,701)	(24,981)
Proceeds from the sale of assets	4,419	196,252
Funds held in escrow	(32,606)	-
Settlements paid on derivatives not designated as hedges	(23,624)	(76,047)

Net cash used in investing activities	(1,046,571)	(581,948)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	1,776,500	1,645,000
Payments of debt	(1,333,500)	(1,569,000)
Exercise of stock options	3,110	7,140
Excess tax benefit from stock-based compensation	10,393	21,117
Payments for loan costs	(12,250)	(24,466)
Purchase of treasury stock	(2,566)	(1,720)
Bank overdrafts	(5,713)	18,043

Net cash provided by financing activities	435,974	96,114

Net increase in cash and cash equivalents	368	13
Cash and cash equivalents at beginning of period	342	384

Cash and cash equivalents at end of period	$710	$397

SUPPLEMENTAL CASH FLOWS:
Cash paid for interest and fees, net of $73 capitalized interest in 2011	$67,528	$32,069
Cash paid for income taxes	$12,982	$14,322

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2012

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

Note B. Summary of significant accounting policies

Principles of consolidation. The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries. In addition, a third-party had previously formed an entity to effectuate a tax-free exchange of assets for the Company. The Company had 100 percent control over the decisions of the entity, but had no direct ownership. The third-party conveyed ownership to the Company upon completion of the tax-free exchange process in April 2011, and the entity was subsequently merged into a wholly-owned subsidiary of the Company. It was consolidated in the Company’s financial statements from its formation until that merger. All material intercompany balances and transactions have been eliminated.

Discontinued operations. In March 2011, the Company sold its Bakken assets for cash consideration of approximately $195.9 million. In 2011, after completion of the final post-closing adjustments, the Company recognized a pre-tax gain on the sale of assets of approximately $135.9 million; however, through the six months ended June 30, 2011, the Company’s results of operations reflected a pre-tax gain on sale of assets of approximately $142.0 million. The Company has reflected the results of operations of these divested assets as discontinued operations, rather than as a component of continuing operations. See Note M for additional information regarding these divestitures and their discontinued operations.

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

Interim financial statements. The accompanying consolidated financial statements of the Company have not been audited by the Company’s independent registered public accounting firm, except that the consolidated balance sheet at December 31, 2011 is derived from audited consolidated financial statements. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary to present fairly the Company’s financial position at June 30, 2012, its results of operations for the three and six months ended June 30, 2012 and 2011, and its cash flows for the six months ended June 30, 2012 and 2011. All such adjustments are of a normal recurring nature. In preparing the accompanying consolidated financial statements, management has made certain estimates and assumptions that affect reported amounts in the consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results.

Certain disclosures have been condensed or omitted from these consolidated financial statements. Accordingly, these consolidated financial statements should be read with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Deferred loan costs. Deferred loan costs are stated at cost, net of amortization, which is computed using the effective interest and straight-line methods. The Company had deferred loan costs of $72.3 million and $65.6 million, net of accumulated amortization of $32.4 million and $26.8 million, at June 30, 2012 and December 31, 2011, respectively.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2012

Unaudited

Future amortization expense of deferred loan costs at June 30, 2012 was as follows:

(in thousands)

Remaining 2012	$6,046
2013	12,296
2014	12,586
2015	12,899
2016	7,556
Thereafter	20,898

Total	$72,281

Intangible assets. The Company has capitalized certain operating rights acquired in an acquisition. The gross operating rights, which have no residual value, are amortized over the estimated economic life of 25 years. Impairment will be assessed if indicators of potential impairment exist or when there is a material change in the remaining useful economic life. The following table reflects the gross and net intangible assets at June 30, 2012 and December 31, 2011:

(in thousands)	June 30, 2012	December 31, 2011

Gross intangible - operating rights	$38,717	$38,717
Accumulated amortization	(6,066)	(5,292)

Net intangible - operating rights	$32,651	$33,425

The following table reflects amortization expense for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011

Amortization expense	$387	$387	$774	$774

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2012

Unaudited

The following table reflects the estimated aggregate amortization expense for each of the periods presented below at June 30, 2012:

(in thousands)

Remaining 2012	$775
2013	1,549
2014	1,549
2015	1,549
2016	1,549
Thereafter	25,680

Total	$32,651

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

General and administrative expense. The Company receives fees for the operation of jointly owned oil and natural gas properties and records such reimbursements as reductions of general and administrative expense. Such fees totaled approximately $4.3 million and $3.1 million for the three months ended June 30, 2012 and 2011, respectively, and $8.1 million and $5.7 million for the six months ended June 30, 2012 and 2011, respectively.

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

An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company plans to adopt this update on January 1, 2013 and does not expect it to have a significant impact on the consolidated financial statements.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2012

Unaudited

Note C. Exploratory well costs

The Company capitalizes exploratory well costs until a determination is made that the well has either found proved reserves or that it is impaired. The capitalized exploratory well costs are presented in unproved properties in the consolidated balance sheets. If the exploratory well is determined to be impaired, the well costs are charged to expense.

The following table reflects the Company’s capitalized exploratory well activity during the three and six months ended June 30, 2012:

(in thousands)	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Beginning capitalized exploratory well costs	$96,058	$107,767
Additions to exploratory well costs pending the determination of proved reserves	53,176	154,921
Reclassifications due to determination of proved reserves	(56,555)	(170,009)
Exploratory well costs charged to expense	-	-

Ending capitalized exploratory well costs	$92,679	$92,679

The following table provides an aging at June 30, 2012 and December 31, 2011 of capitalized exploratory well costs based on the date drilling was completed:

(in thousands)	June 30, 2012	December 31, 2011
Exploratory wells in progress	$18,710	$24,963
Capitalized exploratory well costs that have been capitalized for a period of one year or less	73,969	82,804
Capitalized exploratory well costs that have been capitalized for a period greater than one year	-	-

Total capitalized exploratory well costs	$92,679	$107,767

At June 30, 2012, the Company had 86 gross exploratory wells either drilling or waiting on results from completion, of which 20 wells were in the New Mexico Shelf area, 39 wells were in the Delaware Basin area and 27 wells were in the Texas Permian area.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2012

Unaudited

Note D. Acquisitions and business combinations

PDC Acquisition. In February 2012, the Company acquired certain producing and non-producing assets from Petroleum Development Corporation (the “PDC Acquisition”) for cash consideration of approximately $189.2 million. The PDC Acquisition was primarily funded with borrowings under the Company’s credit facility. The results of operations prior to March 2012 do not include results from the PDC Acquisition.

The following table reflects the estimated fair value of the acquired assets and liabilities associated with the PDC Acquisition:

(in thousands)
Fair value of net assets:
Current assets	$2,366
Proved oil and natural gas properties	159,314
Unproved oil and natural gas properties	29,687

Total assets acquired	191,367

Current liabilities	(123)
Asset retirement obligations assumed	(2,050)

Fair value of net assets acquired	$189,194

Fair value of consideration paid for net assets:
Cash consideration	$189,194

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

June 30, 2012

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

The Company’s asset retirement obligation transactions during the three and six months ended June 30, 2012 and 2011 are summarized in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011

Asset retirement obligations, beginning of period	$63,455	$43,788	$59,685	$43,326
Liabilities incurred from new wells	1,489	1,416	3,266	3,239
Liabilities assumed in acquisitions	77	-	2,127	148
Accretion expense for continuing operations	1,047	715	2,035	1,419
Accretion expense for discontinued operations	-	-	-	8
Disposition of wells	(66)	-	(66)	(412)
Liabilities settled upon plugging and abandoning wells	(132)	(385)	(242)	(686)
Revision of estimates	2,219	(339)	1,284	(1,847)

Asset retirement obligations, end of period	$68,089	$45,195	$68,089	$45,195

Note F. Incentive plans

Defined contribution plan. The Company sponsors a 401(k) defined contribution plan for the benefit of substantially all employees. Currently, the Company matches 100 percent of employee contributions, not to exceed 10 percent of the employee’s annual salary. The Company’s contributions to the plans for the three months ended June 30, 2012 and 2011, were approximately $1.0 million and $0.5 million, respectively, and approximately $1.9 million and $0.9 million for the six months ended June 30, 2012 and 2011, respectively.

Stock incentive plan. The Company’s 2006 Stock Incentive Plan, as amended and restated, (the “Plan”) provides for granting stock options, restricted stock awards and performance awards to employees and individuals associated with the Company. The following table shows the number of existing awards and awards available under the Plan at June 30, 2012:

Number of Common Shares

Approved and authorized awards	7,500,000
Stock option grants, net of forfeitures	(3,463,720)
Restricted stock grants, net of forfeitures	(2,006,525)
Treasury shares	79,643

Awards available for future grant	2,109,398

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2012

Unaudited

Restricted stock awards. All restricted shares are treated as issued and outstanding in the accompanying consolidated balance sheets. If an employee terminates employment prior to the restriction lapse date, the awarded shares are forfeited and cancelled and are no longer considered issued and outstanding. A summary of the Company’s restricted stock awards activity for the six months ended June 30, 2012 is presented below:

	Number of Restricted Shares	Grant Date Fair Value Per Share

Restricted stock:
Outstanding at December 31, 2011	912,013
Shares granted	449,570	$98.67
Shares cancelled / forfeited	(13,301)
Lapse of restrictions	(210,569)

Outstanding at June 30, 2012	1,137,713

The following table summarizes information about stock-based compensation for the Company’s restricted stock awards activity under the Plan for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011

Grant date fair value for awards during the period:
Employee grants	$24,872	$1,646	$26,126	$3,576
Officer and director grants	770	250	18,231	9,050

Total	$25,642	$1,896	$44,357	$12,626

Stock-based compensation expense from restricted stock:
Employee grants	$3,021	$1,809	$5,763	$3,651
Officer and director grants	4,299	2,707	7,576	4,993

Total	$7,320	$4,516	$13,339	$8,644

Income taxes and other information:
Income tax benefit related to restricted stock	$2,798	$1,727	$5,099	$3,305
Deductions in current taxable income related to restricted stock	$12,521	$4,934	$21,538	$12,012

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2012

Unaudited

Stock option awards. A summary of the Company’s stock option awards activity under the Plan for the six months ended June 30, 2012 is presented below:

	Number of Options	Weighted Average Exercise Price

Stock options:
Outstanding at December 31, 2011	930,178	$18.10
Options exercised	(193,530)	$16.08

Outstanding at June 30, 2012	736,648	$18.64

Vested and exercisable at end of period	702,471	$18.47

The following table summarizes information about the Company’s vested and exercisable stock options outstanding at June 30, 2012:

		Weighted
		Average	Weighted
Range of	Number	Remaining	Average
Exercise	Vested and	Contractual	Exercise	Intrinsic
Prices	Exercisable	Life	Price	Value
				(in thousands)
Vested and exercisable options:
$8.00	104,493	2.12 years	$8.00	$8,059
$12.00	45,911	3.34 years	$12.00	3,357
$12.50 - $15.50	140,000	4.08 years	$15.13	9,799
$20.00 - $23.00	385,864	5.87 years	$21.60	24,512
$28.00 - $37.27	60,380	5.93 years	$31.32	3,249

	736,648	4.85 years	$18.64	$48,976

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2012

Unaudited

The following table summarizes information about stock-based compensation for stock options for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011

Stock-based compensation expense from stock options:
Employee grants	$8	$22	$17	$45
Officer and director grants	19	187	119	504

Total	$27	$209	$136	$549

Income taxes and other information:
Income tax benefit related to stock options	$11	$80	$53	$210
Deductions in current taxable income related to stock options exercised	$1,072	$8,914	$16,088	$52,155

Future stock-based compensation expense. The following table reflects the future stock-based compensation expense to be recorded for all the stock-based compensation awards that were outstanding at June 30, 2012:

(in thousands)	Restricted Stock	Stock Options	Total
Remaining 2012	$17,418	$48	$17,466
2013	25,855	16	25,871
2014	16,104	-	16,104
2015	4,806	-	4,806
2016 and thereafter	600	-	600

Total	$64,783	$64	$64,847

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

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2012

Unaudited

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

The fair value input hierarchy level to which an asset or liability measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety. The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2012 for each of the fair value hierarchy levels:

	Fair Value Measurements at Reporting Date Using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable	Fair Value at
	Identical Assets	Inputs	Inputs	June 30,
(in thousands)	(Level 1)	(Level 2)	(Level 3)	2012

Assets:
Commodity derivative price swap contracts	$-	$206,941	$-	$206,941

	-	206,941	-	206,941

Liabilities:
Commodity derivative price swap contracts	-	(17,189)	-	(17,189)

	-	(17,189)	-	(17,189)

Net financial assets	$-	$189,752	$-	$189,752

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2012

Unaudited

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the carrying amounts and fair values of the Company’s financial instruments at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Derivative instruments	$189,752	$189,752	$9,642	$9,642

Liabilities:
Derivative instruments	$-	$-	$88,472	$88,472
Credit facility	$426,500	$403,769	$583,500	$532,805
8.625% senior notes due 2017	$296,866	$327,295	$296,641	$324,080
7.0% senior notes due 2021	$600,000	$640,500	$600,000	$644,400
6.5% senior notes due 2022	$600,000	$622,500	$600,000	$627,000
5.5% senior notes due 2022	$600,000	$591,000	$-	$-

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

Senior notes. The fair values of the Company’s senior notes are based on quoted market prices.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2012

Unaudited

Derivative instruments. The fair value of the Company’s derivative instruments is estimated by management considering various factors, including closing exchange and over-the-counter quotations and the time value of the underlying commitments. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table summarizes (i) the valuation of each of the Company’s financial instruments by required fair value hierarchy levels and (ii) the gross fair value by the appropriate balance sheet classification, even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the Company’s consolidated balance sheets at June 30, 2012 and December 31, 2011:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at June 30, 2012

Assets (a)
Current:(b)
Commodity derivative price swap contracts	$-	$133,868	$-	$133,868

	-	133,868	-	133,868
Noncurrent:(c)
Commodity derivative price swap contracts	-	73,073	-	73,073

	-	73,073	-	73,073
Liabilities (a)
Current:(b)
Commodity derivative price swap contracts	-	(7,145)	-	(7,145)

	-	(7,145)	-	(7,145)
Noncurrent:(c)
Commodity derivative price swap contracts	-	(10,044)	-	(10,044)

	-	(10,044)	-	(10,044)

Net financial assets	$-	$189,752	$-	$189,752

(b) Total current financial assets, gross basis				$126,723
(c) Total noncurrent financial assets, gross basis				63,029

Net financial assets				$189,752

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2012

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

(a)

The fair value of derivative instruments reported in the Company’s consolidated balance sheets is subject to netting arrangements and qualifies for net presentation. The following table reports the net basis derivative fair values as reported in the consolidated balance sheets at June 30, 2012 and December 31, 2011:

(in thousands)	June 30, 2012	December 31, 2011

Consolidated Balance Sheet Classification:

Current derivative contracts:
Assets	$126,723	$1,698
Liabilities	-	(56,218)

Net current	$126,723	$(54,520)

Noncurrent derivative contracts:
Assets	$63,029	$7,944
Liabilities	-	(32,254)

Net noncurrent	$63,029	$(24,310)

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2012

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

The Company periodically reviews its proved oil and natural gas properties that are sensitive to oil and natural gas price fluctuations for impairment. Impairment expense is caused primarily due to declines in commodity prices and well performance. The Company did not recognize any impairment charges for the three or six months ended June 30, 2012. The following table reports the carrying amounts, estimated fair values and impairment expense of long-lived assets for continuing and discontinued operations for the three and six months ended June 30, 2011:

(in thousands)	Carrying Amount	Estimated Fair Value	Impairment Expense

Three Months Ended June 30, 2011	$77	$1	$76

Six Months Ended June 30, 2011	$77	$1	$76

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

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2012

Unaudited

The following table sets forth the measurement information for assets measured at fair value on a nonrecurring basis:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairment Loss

Three Months Ended June 30, 2012:
Impairment of long-lived assets	$-	$-	$-	$-
Asset retirement obligations incurred in current period	-	-	1,489

Three Months Ended June 30, 2011:
Impairment of long-lived assets	$-	$-	$1	$76
Asset retirement obligations incurred in current period	-	-	1,416

Six Months Ended June 30, 2012:
Impairment of long-lived assets	$-	$-	$-	$-
Asset retirement obligations incurred in current period	-	-	3,266

Six Months Ended June 30, 2011:
Impairment of long-lived assets	$-	$-	$1	$76
Asset retirement obligations incurred in current period	-	-	3,239

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2012

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

New commodity derivative contracts in the first six months of 2012. During the six months ended June 30, 2012, the Company entered into additional commodity derivative contracts to hedge a portion of its estimated future oil production. The following table summarizes information about these additional commodity derivative contracts. When aggregating multiple contracts, the weighted average contract price is disclosed.

	Aggregate Volume	Index Price (a)	Contract Period

Oil (volumes in Bbls):

Price swap	712,000	$98.90	02/01/12 - 08/31/12

Price swap	150,000	$98.90	02/01/12 - 11/30/12

Price swap	990,000	$99.75	02/01/12 - 12/31/12

Price swap	145,000	$103.65	05/01/12 - 08/31/12

Price swap	150,000	$104.40	05/01/12 - 10/31/12

Price swap	1,000,000	$104.00	05/01/12 - 12/31/12

Price swap	396,000	$97.65	07/01/12 - 12/31/12

Price swap	183,000	$98.65	01/01/13 - 03/31/13

Price swap	30,000	$97.20	01/01/13 - 06/30/13

Price swap	230,000	$104.30	01/01/13 - 08/31/13

Price swap	180,000	$103.30	01/01/13 - 09/30/13

Price swap	130,000	$97.65	01/01/13 - 10/31/13

Price swap	110,000	$97.40	01/01/13 - 11/30/13

Price swap	3,576,000	$98.73	01/01/13 - 12/31/13

Price swap	1,350,000	$95.45	01/01/14 - 03/31/14

Price swap	900,000	$98.81	01/01/14 - 06/30/14

Price swap	456,000	$92.50	01/01/14 - 12/31/14

Price swap	450,000	$98.52	04/01/14 - 06/30/14

Price swap	384,000	$89.30	01/01/15 - 12/31/15

Price swap	348,000	$88.00	01/01/16 - 12/31/16

Price swap	168,000	$87.00	01/01/17 - 06/30/17

(a)	The index prices for the oil price swaps are based on the New York Mercantile Exchange (“NYMEX”) — West Texas Intermediate monthly average futures price.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2012

Unaudited

Commodity derivative contracts at June 30, 2012. The following table sets forth the Company’s outstanding derivative contracts at June 30, 2012. When aggregating multiple contracts, the weighted average contract price is disclosed.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Oil Swaps: (a)

2012:

Volume (Bbl)			3,876,500	3,539,500	7,416,000

Price per Bbl			$96.39	$96.23	$96.31

2013:

Volume (Bbl)	3,265,000	3,085,000	2,912,000	2,769,000	12,031,000

Price per Bbl	$96.43	$96.31	$95.90	$95.59	$96.08

2014:

Volume (Bbl)	2,256,000	1,353,000	453,000	451,000	4,513,000

Price per Bbl	$94.33	$94.61	$86.55	$86.53	$92.85

2015:

Volume (Bbl)	420,000	420,000	119,000	117,000	1,076,000

Price per Bbl	$85.91	$85.91	$89.44	$89.43	$86.69

2016:

Volume (Bbl)	108,000	108,000	108,000	105,000	429,000

Price per Bbl	$88.32	$88.32	$88.32	$88.28	$88.31

2017:

Volume (Bbl)	84,000	84,000	-	-	168,000

Price per Bbl	$87.00	$87.00	$ -	$ -	$87.00

Natural Gas Swaps: (b)

2012:

Volume (MMBtu)			75,000	75,000	150,000

Price per MMBtu			$ 6.54	$ 6.54	$ 6.54

(a) The index prices for the oil price swaps are based on the NYMEX—West Texas Intermediate monthly average futures price.

(b) The index prices for the natural gas price swaps and collars are based on the NYMEX—Henry Hub last trading day futures price.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2012

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

The following table summarizes the gains and losses reported in earnings related to the commodity and interest rate derivative instruments for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011

Gain (loss) on derivatives not designated as hedges:

Cash (payments on) receipts from derivatives not designated as hedges:
Commodity derivatives:
Oil	$7,963	$(48,398)	$(24,233)	$(80,628)
Natural gas	324	6,076	609	11,205
Interest rate derivatives	-	(5,429)	-	(6,624)

Mark-to-market gain (loss):
Commodity derivatives:
Oil	395,128	192,566	269,020	(8,942)
Natural gas	(365)	(4,802)	(439)	(9,025)
Interest rate derivatives	-	4,869	-	5,754

Total gain (loss) on derivatives not designated as hedges	$403,050	$144,882	$244,957	$(88,260)

All of the Company’s derivative contracts at June 30, 2012 are expected to settle by June 30, 2017.

Note I. Debt

The Company’s debt consisted of the following at June 30, 2012 and December 31, 2011:

(in thousands)	June 30, 2012	December 31, 2011

Credit facility	$426,500	$583,500
8.625% unsecured senior notes due 2017	300,000	300,000
7.0% unsecured senior notes due 2021	600,000	600,000
6.5% unsecured senior notes due 2022	600,000	600,000
5.5% unsecured senior notes due 2022	600,000	-
Unamortized original issue discount, net	(3,134)	(3,359)
Less: current portion	-	-

Total long-term debt	$2,523,366	$2,080,141

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2012

Unaudited

Credit facility. In May 2012, the Company amended its credit facility (the “Credit Facility”), increasing the aggregate lender commitments from $2.0 billion to $2.5 billion, equal to its $2.5 billion borrowing base. The next scheduled borrowing base redetermination is in October 2012. Between scheduled borrowing base redeterminations, the Company and the lenders (requiring a 66 2/3 percent vote), may each request one special redetermination. The Company’s Credit Facility has a maturity date of April 25, 2016.

Advances on the Credit Facility bear interest, at the Company’s option, based on (i) the prime rate of JPMorgan Chase Bank (“JPM Prime Rate”) (3.25 percent at June 30, 2012) or (ii) a Eurodollar rate (substantially equal to the LIBOR). At June 30, 2012, the interest rates of Eurodollar rate advances and JPM Prime Rate advances varied, with interest margins ranging from 150 to 250 basis points and 50 to 150 basis points per annum, respectively, depending on the debt balance outstanding. At June 30, 2012, the Company paid commitment fees on the unused portion of the available commitments ranging from 37.5 to 50 basis points per annum.

The Credit Facility also includes a same-day advance facility under which the Company may borrow funds from the administrative agent. Same-day advances cannot exceed $25 million, and the maturity dates cannot exceed fourteen days. The interest rate on this facility is the JPM Prime Rate plus the applicable interest margin.

The Company’s obligations under the Credit Facility are secured by a first lien on substantially all of its oil and natural gas properties. In addition, all of the Company’s subsidiaries are guarantors and have had their equity pledged to secure borrowings under the Credit Facility.

The Credit Facility contains various restrictive covenants and compliance requirements which include:

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

At June 30, 2012, the Company was in compliance with all of the covenants under the Credit Facility.

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

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2012

Unaudited

5.5% senior notes. In March 2012, the Company issued $600 million aggregate principal amount of 5.5% senior notes due 2022 at par (the “5.5% 2022 Senior Notes”). The 5.5% 2022 Senior Notes mature on October 1, 2022, and interest is paid in arrears semi-annually on October 1 and April 1, beginning on October 1, 2012. The 5.5% 2022 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of the Company’s subsidiaries.

Future interest expense from the 2017 Senior Notes original issue discount at June 30, 2012 was as follows:

(in thousands)

Remaining 2012	$237
2013	507
2014	557
2015	612
2016	672
Thereafter	549

Total	$3,134

Principal maturities of debt. Principal maturities of long-term debt outstanding at June 30, 2012 were as follows:

(in thousands)

2012	$-
2013	-
2014	-
2015	-
2016	426,500
Thereafter	2,100,000

Total	$2,526,500

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2012

Unaudited

Interest expense. The following amounts have been incurred and charged to interest expense for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Cash payments for interest	$15,881	$21,747	$67,528	$32,142
Amortization of original issue discount (premium)	114	32	225	(82)
Amortization of deferred loan origination costs	2,904	2,810	5,610	6,353
Write-off of deferred loan origination costs and original issue premium	-	(8,513)	-	(8,513)
Net changes in accruals	23,000	5,584	4,373	21,493

Interest costs incurred	41,899	21,660	77,736	51,393
Less: capitalized interest	-	-	-	(73)

Total interest expense	$41,899	$21,660	$77,736	$51,320

Note J. Commitments and contingencies

Severance agreements. The Company has entered into severance and change in control agreements with all of its officers. The current annual salaries for the Company’s officers covered under such agreements total approximately $5.1 million.

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

Contractual drilling commitments. The Company periodically enters into contractual arrangements under which the Company is committed to expend funds to drill wells in the future, including agreements to secure drilling rig services, which require the Company to make future minimum payments to the rig operators. The Company records drilling commitments in the periods in which well capital is incurred or rig services are provided. The following table summarizes the Company’s future drilling commitments at June 30, 2012:

	Payments Due By Period
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Contractual drilling commitments	$20,618	$16,906	$3,712	$-	$-

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2012

Unaudited

Operating leases. The Company leases vehicles, equipment and office facilities under non-cancellable operating leases. Lease payments associated with these operating leases for each of the three months ended June 30, 2012 and 2011 were approximately $1.2 million, and approximately $2.3 million and $1.7 million for the six months ended June 30, 2012 and 2011, respectively.

Future minimum lease commitments under non-cancellable operating leases at June 30, 2012 were as follows:

(in thousands)

Remaining 2012	$2,648
2013	4,059
2014	3,109
2015	2,259
2016	1,570
Thereafter	442

Total	$14,087

Note K. Income taxes

The Company uses an asset and liability approach for financial accounting and reporting for income taxes. The Company’s objectives of accounting for income taxes are to recognize (i) the amount of taxes payable or refundable for the current year and (ii) deferred tax liabilities and assets for the future tax consequences of events that have been recognized in its financial statements or tax returns. The Company and its subsidiaries file a federal corporate income tax return on a consolidated basis. The tax returns and the amount of taxable income or loss are subject to examination by federal and state taxing authorities. At June 30, 2012 and December 31, 2011, the Company had current income taxes receivable of approximately $2.4 million and $3.9 million, respectively, and current income taxes payable of approximately $0.4 million and $0.8 million, respectively.

The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration. Management monitors company-specific, oil and natural gas industry and worldwide economic factors and assesses the likelihood that the Company’s net operating loss carryforwards (“NOLs”), if any, and other deferred tax attributes in the United States, state, and local tax jurisdictions will be utilized prior to their expiration. At June 30, 2012 and December 31, 2011, the Company had no valuation allowances related to its deferred tax assets.

At June 30, 2012, the Company did not have any significant uncertain tax positions requiring recognition in the financial statements. The tax years 2009 through 2011 remain subject to examination by the major tax jurisdictions.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2012

Unaudited

Income tax provision. The Company’s income tax provision and amounts separately allocated were attributable to the following items for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011

Income from continuing operations	$197,563	$143,270	$216,680	$112,801
Income from discontinued operations	-	-	-	56,529
Changes in stockholders’ equity:
Excess tax benefits related to stock-based compensation	(3,612)	(4,074)	(10,393)	(21,117)

	$193,951	$139,196	$206,287	$148,213

The Company’s income tax provision attributable to income from continuing operations consisted of the following for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011

Current:
U.S. federal	$6,562	$3,208	$12,244	$9,552
U.S. state and local	1,011	519	1,877	1,282

Total current income tax provision	7,573	3,727	14,121	10,834

Deferred:
U.S. federal	165,317	121,452	176,266	88,599
U.S. state and local	24,673	18,091	26,293	13,368

Total deferred income tax provision	189,990	139,543	202,559	101,967

Total income tax provision attributable to income from continuing operations	$197,563	$143,270	$216,680	$112,801

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2012

Unaudited

The reconciliation between the income tax expense computed by multiplying pretax income from continuing operations by the United States federal statutory rate and the reported amounts of income tax expense from continuing operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011

Income at U.S. federal statutory rate	$180,901	$131,409	$198,483	$103,730
State income taxes (net of federal tax effect)	16,695	12,097	18,311	9,523
Statutory depletion	(100)	(144)	(116)	(186)
Nondeductible expense & other	67	(92)	2	(266)

Income tax expense	$197,563	$143,270	$216,680	$112,801

Effective tax rate	38.2%	38.2%	38.2%	38.1%

The Company’s income tax provision attributable to income from discontinued operations consisted of the following for the six months ended June 30, 2011:

(in thousands)	Six Months Ended June 30, 2011

Current:
U.S. federal	$(1,192)
U.S. state and local	4

Total current income tax benefit	(1,188)

Deferred:
U.S. federal	50,373
U.S. state and local	7,344

Total deferred income tax provision	57,717

Total income tax provision attributable to income from discontinued operations	$56,529

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2012

Unaudited

Note L. Related party transactions

The following tables summarize charges incurred with and payments made to the Company’s related parties and reported in the consolidated statements of operations, as well as outstanding payables included in the consolidated balance sheets for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011

Royalty interests paid to a director of the Company (a)	$856	$33	$1,295	$62

Amounts paid under consulting agreement with Steven L. Beal (b)	$60	$60	$120	$120

(in thousands)	June 30, 2012	December 31, 2011

Amounts included in accounts payable - related parties:

Royalty interests of a director of the Company (a)	$540	$11

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

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2012

Unaudited

Note M. Discontinued operations

In March 2011, the Company sold its Bakken assets for cash consideration of approximately $195.9 million. In 2011, after completion of the final post-closing adjustments, the Company recognized a pre-tax gain on the sale of assets of approximately $135.9 million; however, through the six months ended June 30, 2011, the Company’s results of operations reflected a pre-tax gain on sale of assets of approximately $142.0 million.

The Company reflected the result of operations of this divestiture as discontinued operations, rather than as a component of continuing operations. The following table represents the components of the Company’s discontinued operations for the six months ended June 30, 2011:

(in thousands)	Six Months Ended June 30, 2011
Operating revenues:
Oil sales	$9,456
Natural gas sales	68

Total operating revenues	9,524

Operating costs and expenses:
Oil and natural gas production	1,642
Depreciation, depletion and amortization (a)	2,107
Accretion of discount on asset retirement obligations (a)	8

Total operating costs and expenses	3,757

Income from operations	5,767
Other income (expense):
Gain on disposition of assets, net (a)	141,950

Income from discontinued operations before income taxes	147,717

Income tax benefit (expense):
Current	1,188
Deferred (a)	(57,717)

Income from discontinued operations, net of tax	$91,188

(a)	Represents the significant non-cash components of discontinued operations.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2012

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

The following table is a reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011

Weighted average common shares outstanding:
Basic	103,114	102,569	102,984	102,407
Dilutive common stock options	392	575	437	656
Dilutive restricted stock	374	494	404	507

Diluted	103,880	103,638	103,825	103,570

The following table is a summary of the common stock options and restricted stock which were not included in the computation of diluted net income per share, as inclusion of these items would be antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011

Number of antidilutive common shares:
Antidilutive common stock options	-	-	-	-
Antidilutive restricted stock	196	47	173	25

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2012

Unaudited

Note O. Other current liabilities

The following table provides the components of the Company’s other current liabilities at June 30, 2012 and December 31, 2011:

(in thousands)	June 30, 2012	December 31, 2011

Other current liabilities:
Accrued production costs	$46,035	$47,437
Payroll related matters	8,322	18,433
Accrued interest	57,106	52,733
Asset retirement obligations	8,816	7,445
Other	16,892	16,638

Other current liabilities	$137,171	$142,686

Note P. Subsidiary guarantors

All of the Company’s wholly-owned subsidiaries have fully and unconditionally guaranteed the Company’s senior notes. See Note I for a summary of the Company’s senior notes. In accordance with practices accepted by the United States Securities and Exchange Commission, the Company has prepared Condensed Consolidating Financial Statements in order to quantify the assets, results of operations and cash flows of such subsidiaries as subsidiary guarantors. The following Condensed Consolidating Balance Sheets at June 30, 2012 and December 31, 2011, Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2012 and 2011, and Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2012 and 2011, present financial information for Concho Resources Inc. as the Parent on a stand-alone basis (carrying any investments in subsidiaries under the equity method), financial information for the subsidiary guarantors on a stand-alone basis (carrying any investment in non-guarantor subsidiaries under the equity method), and the consolidation and elimination entries necessary to arrive at the information for the Company on a consolidated basis. All current and deferred income taxes are recorded on Concho Resources Inc., as the subsidiaries are flow-through entities for income tax purposes. The subsidiary guarantors are not restricted from making distributions to the Company.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2012

Unaudited

Condensed Consolidating Balance Sheet June 30, 2012
(in thousands)	Parent Issuer	Subsidiary Guarantors	Consolidating Entries	Total
ASSETS
Accounts receivable - related parties	$4,241,459	$214,464	$(4,455,923)	$-
Other current assets	145,257	369,811	-	515,068
Oil and natural gas properties, net	-	6,891,789	-	6,891,789
Property and equipment, net	-	99,590	-	99,590
Investment in subsidiaries	2,794,483	-	(2,794,483)	-
Other long-term assets	135,310	116,552	-	251,862

Total assets	$7,316,509	$7,692,206	$(7,250,406)	$7,758,309

LIABILITIES AND EQUITY
Accounts payable - related parties	$214,464	$4,241,999	$(4,455,923)	$540
Other current liabilities	102,522	596,023	-	698,545
Other long-term liabilities	1,120,592	59,701	-	1,180,293
Long-term debt	2,523,366	-	-	2,523,366
Equity	3,355,565	2,794,483	(2,794,483)	3,355,565

Total liabilities and equity	$7,316,509	$7,692,206	$(7,250,406)	$7,758,309

Condensed Consolidating Balance Sheet December 31, 2011
(in thousands)	Parent Issuer	Subsidiary Guarantors	Consolidating Entries	Total
ASSETS
Accounts receivable - related parties	$4,983,923	$706,905	$(5,690,828)	$-
Other current assets	34,229	376,794	-	411,023
Oil and natural gas properties, net	-	6,230,915	-	6,230,915
Property and equipment, net	-	59,203	-	59,203
Investment in subsidiaries	2,394,050	-	(2,394,050)	-
Other long-term assets	73,587	74,848	-	148,435

Total assets	$7,485,789	$7,448,665	$(8,084,878)	$6,849,576

LIABILITIES AND EQUITY
Accounts payable - related parties	$1,271,524	$4,419,315	$(5,690,828)	$11
Other current liabilities	118,836	582,630	-	701,466
Other long-term liabilities	1,034,549	52,670	-	1,087,219
Long-term debt	2,080,141	-	-	2,080,141
Equity	2,980,739	2,394,050	(2,394,050)	2,980,739

Total liabilities and equity	$7,485,789	$7,448,665	$(8,084,878)	$6,849,576

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2012

Unaudited

Condensed Consolidating Statement of Operations Three Months Ended June 30, 2012
(in thousands)	Parent Issuer	Subsidiary Guarantors	Consolidating Entries	Total
Total operating revenues	$-	$432,796	$-	$432,796
Total operating costs and expenses	402,751	(276,253)	-	126,498

Income from operations	402,751	156,543	-	559,294
Interest expense	(41,899)	-	-	(41,899)
Other, net	156,008	(518)	(156,025)	(535)

Income before income taxes	516,860	156,025	(156,025)	516,860
Income tax expense	(197,563)	-	-	(197,563)

Net income	$319,297	$156,025	$(156,025)	$319,297

Condensed Consolidating Statement of Operations Three Months Ended June 30, 2011
(in thousands)	Parent Issuer	Subsidiary Guarantors	Consolidating Entries	Total
Total operating revenues	$-	$446,232	$-	$446,232
Total operating costs and expenses	143,175	(190,560)	-	(47,385)

Income from operations	143,175	255,672	-	398,847
Interest expense	(21,660)	-	-	(21,660)
Other, net	253,937	(1,635)	(254,037)	(1,735)

Income before income taxes	375,452	254,037	(254,037)	375,452
Income tax expense	(143,270)	-	-	(143,270)

Net income	$232,182	$254,037	$(254,037)	$232,182

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2012

Unaudited

Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2012

(in thousands)	Parent Issuer	Subsidiary Guarantors	Consolidating Entries	Total
Total operating revenues	$-	$940,601	$-	$940,601
Total operating costs and expenses	244,413	(538,381)	-	(293,968)

Income from operations	244,413	402,220	-	646,633
Interest expense	(77,736)	-	-	(77,736)
Other, net	400,417	(1,787)	(400,433)	(1,803)

Income before income taxes	567,094	400,433	(400,433)	567,094
Income tax expense	(216,680)	-	-	(216,680)

Net income	$350,414	$400,433	$(400,433)	$350,414

Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2011

(in thousands)	Parent Issuer	Subsidiary Guarantors	Consolidating Entries	Total
Total operating revenues	$-	$807,072	$-	$807,072
Total operating costs and expenses	(87,688)	(369,607)	-	(457,295)

Income (loss) from continuing operations	(87,688)	437,465	-	349,777
Interest expense	(51,320)	-	-	(51,320)
Other, net	583,095	(2,187)	(582,995)	(2,087)

Income from continuing operations before income taxes	444,087	435,278	(582,995)	296,370
Income tax expense	(112,801)	-	-	(112,801)

Income from continuing operations	331,286	435,278	(582,995)	183,569
Income from discontinued operations, net of tax	(56,529)	147,717	-	91,188

Net income	$274,757	$582,995	$(582,995)	$274,757

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2012

Unaudited

Condensed Consolidating Statement of Cash Flows Six Months Ended June 30, 2012
(in thousands)	Parent Issuer	Subsidiary Guarantors	Consolidating Entries	Total
Net cash flows provided by (used in) operating activities	$(418,065)	$1,029,030	$-	$610,965
Net cash flows used in investing activities	(23,624)	(1,022,947)	-	(1,046,571)
Net cash flows provided by (used in) financing activities	441,689	(5,715)	-	435,974

Net increase in cash and cash equivalents	-	368	-	368
Cash and cash equivalents at beginning of period	-	342	-	342

Cash and cash equivalents at end of period	$-	$710	$-	$710

Condensed Consolidating Statement of Cash Flows Six Months Ended June 30, 2011
(in thousands)	Parent Issuer	Subsidiary Guarantors	Consolidating Entries	Total
Net cash flows provided by (used in) operating activities	$(4,955)	$490,802	$-	$485,847
Net cash flows used in investing activities	(72,787)	(509,161)	-	(581,948)
Net cash flows provided by financing activities	78,071	18,043	-	96,114

Net increase (decrease) in cash and cash equivalents	329	(316)	-	13
Cash and cash equivalents at beginning of period	46	338	-	384

Cash and cash equivalents at end of period	$375	$22	$-	$397

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2012

Unaudited

Note Q. Subsequent events

New commodity derivative contracts. In July 2012, the Company entered into the following oil price swaps to hedge additional amounts of its estimated future oil production:

	Aggregate Volume	Index Price (a)	Contract Period

Oil (volumes in Bbls):
Price swap	305,000	$90.45	08/01/2012 - 12/31/2012
Price swap	80,000	$91.40	01/01/2013 - 04/30/2013
Price swap	44,000	$91.35	01/01/2013 - 11/30/2013
Price swap	60,000	$91.45	01/01/2013 - 12/31/2013
Price swap	720,000	$89.59	01/01/2014 - 06/30/2014
Price swap	810,000	$89.30	04/01/2014 - 06/30/2014

(a)	The index prices for the oil price swaps are based on the NYMEX—West Texas Intermediate monthly average futures price.

Three Rivers acquisition. In July 2012, the Company acquired substantially all the oil and natural gas assets of Three Rivers Operating Company and certain affiliated entities (collectively, the “Three Rivers Acquisition”) for approximately $1.0 billion in cash, subject to customary post-closing adjustments. The Three Rivers Acquisition was funded with borrowings under the Credit Facility. At June 30, 2012, the Company had paid a $50 million performance guaranty deposit (held in escrow), which was applied to the funding of the purchase at closing.

The results of operations of the Company for the three and six months ended June 30, 2012 do not include results from the Three Rivers Acquisition. The Company is currently evaluating the initial accounting for the business combination and, as such, has not included supplemental pro forma information in this filing.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2012

Unaudited

Note R. Supplementary information

Capitalized costs

(in thousands)	June 30, 2012	December 31, 2011

Oil and natural gas properties:
Proved	$7,480,578	$6,551,396
Unproved	799,391	796,064
Less: accumulated depletion	(1,388,180)	(1,116,545)

Net capitalized costs for oil and natural gas properties	$6,891,789	$6,230,915

Costs incurred for oil and natural gas producing activities (a)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011

Property acquisition costs:
Proved	$5,568	$3,230	$165,615	$69,148
Unproved	21,851	18,132	61,207	75,340
Exploration	159,013	181,353	343,496	271,919
Development	192,051	140,768	386,782	334,485

Total costs incurred for oil and natural gas properties	$378,483	$343,483	$957,100	$750,892

(a)	The costs incurred for oil and natural gas producing activities includes the following amounts of asset retirement obligations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011

Proved property acquisition costs	$77	$-	$2,127	$148
Exploration costs	469	320	1,267	640
Development costs	3,239	757	3,283	752

Total	$3,785	$1,077	$6,677	$1,540

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

In February 2012, we acquired certain producing and non-producing assets from Petroleum Development Corporation (the “PDC Acquisition”) for cash consideration of approximately $189.2 million. The PDC Acquisition was primarily funded with borrowings under our credit facility. The results of operations prior to March 2012 do not include results from the PDC Acquisition.

In November 2011, we acquired three entities affiliated with OGX Holdings II, LLC (collectively the “OGX Acquisition”) for cash consideration of approximately $252.0 million. The OGX Acquisition was primarily funded with borrowings under our credit facility. The results of operations prior to December 2011 do not include results from the OGX Acquisition.

In March 2011, we sold our Bakken assets for cash consideration of approximately $195.9 million. In 2011, after completion of the final post-closing adjustments, we recognized a pre-tax gain on the sale of assets of approximately $135.9 million; however, through the six months ended June 30, 2011, our results of operations reflected a pre-tax gain on sale of assets of approximately $142.0 million. We have reflected the results of operations of these divested assets as discontinued operations, rather than as a component of continuing operations. See Note M of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding these divestitures and their discontinued operations. For the first quarter of 2011, these assets produced an average of 1,369 Boe per day.

Certain statements in our discussion below are forward-looking statements. These forward-looking statements involve risks and uncertainties. We caution that a number of factors could cause actual results to differ materially from those implied or expressed by the forward-looking statements. Please see “Cautionary Statement Regarding Forward-Looking Statements.”

Overview

We are an independent oil and natural gas company engaged in the acquisition, development and exploration of producing oil and natural gas properties. Our core operations are primarily focused in the Permian Basin of Southeast New Mexico and West Texas. We refer to our three core operating areas as the (i) New Mexico Shelf, where we primarily target the Yeso and Lower Abo formations, (ii) Delaware Basin, where we primarily target the Bone Spring formation (which includes the Avalon Shale and the Bone Springs sands) and the Wolfcamp shale, and (iii) Texas Permian, where we primarily target the Wolfberry, a term applied to the combined Wolfcamp and Spraberry horizons. Oil comprised 61.7 percent of our 386.5 MMBoe of estimated proved reserves at December 31, 2011 and 61.4 percent of our 13.7 MMBoe of production for the six months ended June 30, 2012. We seek to operate the wells in which we own an interest, and we operated wells that accounted for 93.0 percent of our proved developed producing PV-10 and 78.8 percent of our 5,504 gross wells at December 31, 2011. By controlling operations, we are able to more effectively manage the cost and timing of exploration and development of our properties, including the drilling and stimulation methods used.

Financial and Operating Performance

Our financial and operating performance for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, included the following highlights:

•

Net income was $350.4 million ($3.38 per diluted share) for the first six months of 2012, as compared to net income of $274.8 million ($2.65 per diluted share) during the six months ended June 30, 2011. The increase in earnings is primarily due to:

¡

$133.5 million increase in oil and natural gas revenues as a result of a 29 percent increase in production offset by a 9 percent decrease in commodity price realizations per Boe (excluding the effects of derivative activities); and

¡

a $245.0 million gain on derivatives not designated as hedges for the first six months of 2012, as compared to a $88.3 million loss on derivatives not designated as hedges during the six months ended June 30, 2011;

partially offset by:

¡	$142.0 million pre-tax gain from discontinued operations related to the sale of our Bakken assets in the first quarter of 2011;

¡	$88.2 million increase in depreciation, depletion and amortization (“DD&A”) expense, primarily due to increased production in 2012;

¡

$46.6 million increase in oil and natural gas production costs due in part to increased (i) production, (ii) labor costs, (iii) salt water disposal costs, well service and repair costs, and (iv) oil and natural gas revenues that directly increased our oil and natural gas production taxes; and

¡

$26.4 million increase in interest expense due to (i) a 34 percent increase in the weighted average debt balance outstanding between the periods primarily related to acquisitions, (ii) the May 2011 $600 million issuance of our 6.5% senior notes due 2022, (iii) the March 2012 $600 million issuance of our 5.5% senior notes due 2022 and (iv) the amortization of capitalized loan costs associated with our senior notes; partially offset by the repayment of a $150 million 8.0% senior note in May 2011.

•

Average daily sales volumes from continuing operations increased by 28 percent from 58,995 Boe per day during the first half of 2011 to 75,506 Boe per day during the first half of 2012. The increase is primarily attributable to our successful drilling efforts during 2011 and 2012 and our OGX and PDC Acquisitions.

•

Net cash provided by operating activities increased by approximately $125.2 million to $611.0 million for the first half of 2012, as compared to $485.8 million in the first half of 2011, primarily due to (i) increased oil and natural gas revenues and (ii) positive variances in working capital changes, offset by increases in related oil and natural gas production costs and other cash related costs.

•

Long-term debt increased by approximately $443.2 million during the first half of 2012, primarily as a result of (i) the PDC Acquisition in February 2012, (ii) capital expenditures and (iii) the $50 million deposit related to the Three Rivers Acquisition.

•

At June 30, 2012 our availability under our credit facility was approximately $2.1 billion. Pro forma for the closing of the Three Rivers Acquisition, at June 30, 2012, our availability under our credit facility would have been approximately $1.1 billion.

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

Although we cannot predict the occurrence of events that may affect future commodity prices or the degree to which these prices will be affected, the prices for any commodity that we produce will generally approximate current market prices in the geographic region of the production. From time to time, we expect that we may economically hedge a portion of our commodity price risk to mitigate the impact of price volatility on our business. See Note H of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding our commodity derivative positions at June 30, 2012.

Oil and natural gas prices have been subject to significant fluctuations during the past several years. In general, oil prices were moderately lower during the comparable periods of 2012 measured against 2011, while natural gas prices were significantly lower.

The following table sets forth the average New York Mercantile Exchange (“NYMEX”) oil and natural gas prices for the three and six months ended June 30, 2012 and 2011, as well as the high and low NYMEX prices for the same periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Average NYMEX prices:
Oil (Bbl)	$93.49	$102.58	$98.19	$98.44
Natural gas (MMBtu)	$2.35	$4.38	$2.44	$4.29

High and Low NYMEX prices:
Oil (Bbl):
High	$106.16	$113.93	$109.77	$113.93
Low	$77.69	$90.61	$77.69	$84.32

Natural gas (MMBtu):
High	$2.82	$4.85	$3.10	$4.85
Low	$1.91	$4.04	$1.91	$3.78

Further, the NYMEX oil price and NYMEX natural gas price reached highs and lows of $92.66 and $83.75 per Bbl and $3.21 and $2.74 per MMBtu, respectively, during the period from June 30, 2012 to August 3, 2012. At August 3, 2012, the NYMEX oil price and NYMEX natural gas price were $91.40 per Bbl and $2.88 per MMBtu, respectively.

Recent Events

Three Rivers Acquisition. In July 2012, we acquired substantially all the oil and natural gas assets of Three Rivers Operating Company and certain affiliated entities (collectively, the “Three Rivers Acquisition”) for approximately $1.0 billion in cash, subject to customary post-closing adjustments. The Three Rivers Acquisition was funded with borrowings under the credit facility. The results of operations prior to June 30, 2012 do not include results from the Three Rivers Acquisition.

Interruptions in production. During the second quarter of 2012, we experienced scheduled and unscheduled turnarounds on certain natural gas plants in New Mexico. We estimate that these interruptions reduced our second quarter 2012 production by approximately 3,000 Boe per day.

Potential divestiture. In May 2012, we announced that we were considering divestment of non-core assets partially from assets acquired in the Three Rivers Acquisition and our legacy assets. The potential divestment would, in part, provide for the financing of the Three Rivers Acquisition. There are no assurances that we will complete the divestment. A sale is dependent on numerous factors including, but not limited to, market conditions.

Credit facility amendment. In May 2012, we amended our credit facility, increasing the aggregate lender commitments from $2.0 billion to $2.5 billion, equal to our $2.5 billion borrowing base. We paid our bank group $2.2 million associated with the amendment to increase the borrowing base. At June 30, 2012, we had borrowings outstanding under our credit facility of approximately $0.4 billion, and our availability under our credit facility was approximately $2.1 billion. Pro forma for the closing of the Three Rivers Acquisition, at June 30, 2012, our availability under our credit facility would have been approximately $1.1 billion.

Senior notes issuance. In March 2012, we issued $600 million aggregate principal amount of 5.5% senior notes due 2022 at par, for which we received net proceeds of approximately $590.0 million. We used the net proceeds to repay a portion of the borrowings under our credit facility, which increased our liquidity for future activities.

PDC Acquisition. In February 2012, we completed the PDC Acquisition for cash consideration of approximately $189.2 million. The PDC Acquisition was primarily funded with borrowings under our credit facility. The results of operations prior to March 2012 do not include results from the PDC Acquisition.

2012 capital budget. In November 2011, we announced our 2012 capital budget of approximately $1.3 billion, which was subsequently increased to $1.37 billion in connection with the PDC Acquisition (exclusive of the $189.2 million PDC Acquisition purchase price), and was again increased to $1.5 billion in connection with the Three Rivers Acquisition. Based on current commodity prices and capital costs, we believe our 2012 planned capital expenditures, excluding the effects of acquisitions, will exceed our 2012 cash flow, and we expect to fund any such shortfall with borrowings under our credit facility. We take a longer-term view on spending substantially within our cash flow, but our spending during any specific period may exceed our cash flow for that period. However, our capital budget is largely discretionary, and if we experience sustained oil and natural gas prices significantly below the current levels or substantial increases in our drilling and completion costs, we may reduce our capital spending program to be substantially within our cash flow.

Our capital budget does not include acquisitions (other than the customary purchase of leasehold acreage). The following is a summary of our 2012 capital budget:

(in millions)	2012 Capital Budget
Drilling and completion costs:
New Mexico Shelf	$516
Delaware Basin	482
Texas Permian	396
Acquisition of leasehold acreage and other property interests, geological and geophysical and other	58
Facilities and other capital in our core operating areas	55

Total	$1,507

Derivative Financial Instruments

Derivative financial instrument exposure. At June 30, 2012, the fair value of our financial derivatives was a net asset of $189.8 million. All of our counterparties to these financial derivatives are parties to our credit facility and have their outstanding debt commitments and derivative exposures collateralized pursuant to our credit facility. Under the terms of our financial derivative instruments and their collateralization under our credit facility, we do not have exposure to potential “margin calls” on our financial derivative instruments. We currently have no reason to believe that our counterparties to these commodity derivative contracts are not financially viable. Our credit facility does not allow us to offset amounts we may owe a lender against amounts we may be owed related to our financial instruments with such party.

New commodity derivative contracts. During the six months ended June 30, 2012, we entered into additional commodity derivative contracts to hedge a portion of our estimated future oil production. The following table summarizes information about these additional commodity derivative contracts for the six months ended June 30, 2012. When aggregating multiple contracts, the weighted average contract price is disclosed.

	Aggregate Volume	Index Price (a)	Contract Period

Oil (volumes in Bbls):
Price swap	712,000	$98.90	02/01/12 - 08/31/12
Price swap	150,000	$98.90	02/01/12 - 11/30/12
Price swap	990,000	$99.75	02/01/12 - 12/31/12
Price swap	145,000	$103.65	05/01/12 - 08/31/12
Price swap	150,000	$104.40	05/01/12 - 10/31/12
Price swap	1,000,000	$104.00	05/01/12 - 12/31/12
Price swap	396,000	$97.65	07/01/12 - 12/31/12
Price swap	183,000	$98.65	01/01/13 - 03/31/13
Price swap	30,000	$97.20	01/01/13 - 06/30/13
Price swap	230,000	$104.30	01/01/13 - 08/31/13
Price swap	180,000	$103.30	01/01/13 - 09/30/13
Price swap	130,000	$97.65	01/01/13 - 10/31/13
Price swap	110,000	$97.40	01/01/13 - 11/30/13
Price swap	3,576,000	$98.73	01/01/13 - 12/31/13
Price swap	1,350,000	$95.45	01/01/14 - 03/31/14
Price swap	900,000	$98.81	01/01/14 - 06/30/14
Price swap	456,000	$92.50	01/01/14 - 12/31/14
Price swap	450,000	$98.52	04/01/14 - 06/30/14
Price swap	384,000	$89.30	01/01/15 - 12/31/15
Price swap	348,000	$88.00	01/01/16 - 12/31/16
Price swap	168,000	$87.00	01/01/17 - 06/30/17

(a)	The index prices for the oil price swaps are based on the New York Mercantile Exchange (“NYMEX”) – West Texas Intermediate monthly average futures price.

In July 2012, we entered into the following oil price swaps to hedge additional amounts of our estimated future oil production:

	Aggregate Volume	Index Price (a)	Contract Period
Oil (volumes in Bbls):
Price swap	305,000	$90.45	08/01/12 - 12/31/12
Price swap	80,000	$91.40	01/01/13 - 04/30/13
Price swap	44,000	$91.35	01/01/13 - 11/30/13
Price swap	60,000	$91.45	01/01/13 - 12/31/13
Price swap	720,000	$89.59	01/01/14 - 06/30/14
Price swap	810,000	$89.30	04/01/14 - 06/30/14

(a)	The index prices for the oil price swaps are based on the NYMEX—West Texas Intermediate monthly average futures price.

Results of Operations

The following table sets forth summary information concerning our production and operating data from continuing operations for the three and six months ended June 30, 2012 and 2011. The table below excludes production and operating data that we have classified as discontinued operations, which is more fully described in Note M of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited).” The actual historical data in this table excludes results from (i) the Three Rivers Acquisition, (ii) the PDC Acquisition for periods prior to March 2012 and (iii) the OGX Acquisition for periods prior to December 2011. Because of normal production declines, increased or decreased drilling activities and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as being indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Production and operating data:
Net production volumes:
Oil (MBbl)	4,220	3,522	8,434	6,632
Natural gas (MMcf)	15,619	12,307	31,848	24,277
Total (MBoe)	6,823	5,573	13,742	10,678

Average daily production volumes:
Oil (Bbl)	46,374	38,703	46,341	36,641
Natural gas (Mcf)	171,637	135,242	174,989	134,127
Total (Boe)	74,980	61,244	75,506	58,995

Average prices:
Oil, without derivatives (Bbl)	$85.62	$97.32	$91.89	$94.27
Oil, with derivatives (Bbl) (a)	$87.51	$83.57	$89.01	$82.11
Natural gas, without derivatives (Mcf)	$4.58	$8.41	$5.20	$7.49
Natural gas, with derivatives (Mcf) (a)	$4.60	$8.90	$5.22	$7.95
Total, without derivatives (Boe)	$63.43	$80.07	$68.45	$75.58
Total, with derivatives (Boe) (a)	$64.65	$72.48	$66.73	$69.08

Operating costs and expenses per Boe:
Lease operating expenses and workover costs	$7.52	$5.97	$7.40	$6.31
Oil and natural gas taxes	$5.33	$6.51	$5.69	$6.17
Depreciation, depletion and amortization	$20.73	$17.74	$20.18	$17.72
General and administrative	$4.69	$4.06	$4.32	$4.12

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Gain (loss) on derivatives not designated as hedges:
Cash receipts from (payments on) oil derivatives	$7,963	$(48,398)	$(24,233)	$(80,628)
Cash receipts from natural gas derivatives	324	6,076	609	11,205
Cash payments on interest rate derivatives	-	(5,429)	-	(6,624)
Unrealized mark-to-market gain (loss) on commodity and interest rate derivatives	394,763	192,633	268,581	(12,213)

Gain (loss) on derivatives not designated as hedges	$403,050	$144,882	$244,957	$(88,260)

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

The following table sets forth summary information from our discontinued operations concerning our production and operating data for the six months ended June 30, 2011. The discontinued operations presentation is the result of reclassifying the results of operations from our March 2011 Bakken divestiture, which is more fully described in Note M of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited).”

Six Months Ended June 30, 2011
Production and operating data:

Net production volumes:
Oil (MBbl)	117
Natural gas (MMcf)	37
Total (MBoe)	123

Average daily production volumes:
Oil (Bbl)	646
Natural gas (Mcf)	204
Total (Boe)	680

Average prices:
Oil, without derivatives (Bbl)	$80.82
Oil, with derivatives (Bbl)	$80.82
Natural gas, without derivatives (Mcf)	$1.84
Natural gas, with derivatives (Mcf)	$1.84
Total, without derivatives (Boe)	$77.43
Total, with derivatives (Boe)	$77.43

Operating costs and expenses per Boe:
Lease operating expenses and workover costs	$3.85
Oil and natural gas taxes	$9.50
Depreciation, depletion and amortization	$17.13

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Oil and natural gas revenues. Revenue from oil and natural gas operations was $432.8 million for the three months ended June 30, 2012, a decrease of $13.4 million (3 percent) from $446.2 million for the three months ended June 30, 2011. This decrease was primarily due to decreases in realized oil and natural gas prices partially offset by increased production due to (i) successful drilling efforts during 2011 and 2012, (ii) production from the OGX Acquisition which closed in November 2011 and (iii) production from the PDC Acquisition which closed in February 2012. Specific factors affecting oil and natural gas revenues include the following:

•

during the second quarter of 2012, we experienced delays on scheduled turnarounds on certain natural gas plants in New Mexico. We estimate that these interruptions reduced our second quarter 2012 production by approximately 250 MBoe.

•	total oil production was 4,220 MBbl for the three months ended June 30, 2012, an increase of 698 MBbl (20 percent) from 3,522 MBbl for the three months ended June 30, 2011;

•

average realized oil price (excluding the effects of derivative activities) was $85.62 per Bbl during the three months ended June 30, 2012, a decrease of 12 percent from $97.32 per Bbl during the three months ended June 30, 2011;

•	total natural gas production was 15,619 MMcf for the three months ended June 30, 2012, an increase of 3,312 MMcf (27 percent) from 12,307 MMcf for the three months ended June 30, 2011; and

•

average realized natural gas price (excluding the effects of derivative activities) was $4.58 per Mcf during the three months ended June 30, 2012, a decrease of 46 percent from $8.41 per Mcf during the three months ended June 30, 2011. Our natural gas prices have been significantly higher than the related NYMEX prices primarily due to the value of the natural gas liquids in our liquids-rich natural gas stream.

Production expenses. The following table provides the components of our total oil and natural gas production costs for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012		2011
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

Lease operating expenses	$46,981	$6.88	$32,549	$5.84
Taxes:
Ad valorem	3,948	0.58	2,676	0.48
Production	32,414	4.75	33,611	6.03
Workover costs	4,346	0.64	741	0.13

Total oil and natural gas production expenses	$87,689	$12.85	$69,577	$12.48

Among the cost components of production expenses, we have some control over lease operating expenses and workover costs on properties we operate, but production and ad valorem taxes are directly related to commodity price changes.

Lease operating expenses were $47.0 million ($6.88 per Boe) for the three months ended June 30, 2012, which was an increase of $14.5 million (45 percent) from $32.5 million ($5.84 per Boe) for the three months ended June 30, 2011. The increase in lease operating expenses was primarily due to (i) our wells successfully drilled and completed in 2011 and 2012, (ii) the OGX and PDC Acquisitions which closed in November 2011 and February 2012, respectively, and (iii) an increase in cost of services, primarily labor related, due to the increased demand for services and related labor in the Permian Basin. The increase in lease operating expenses per Boe was primarily due to cost increases in services, primarily labor related, offset in part by additional production from our wells successfully drilled and completed in 2011 and 2012 where we are receiving benefits from economies of scale.

Ad valorem taxes have increased primarily as a result of increased valuations of our Texas properties and the increase in the number of wells primarily associated with our 2011 and 2012 drilling activity in our Texas Permian area and the properties acquired in the PDC Acquisition, which are located in our Texas Permian area.

Production taxes per unit of production were $4.75 per Boe during the three months ended June 30, 2012, a decrease of 21 percent from $6.03 per Boe during the three months ended June 30, 2011. The decrease was directly related to the decrease in commodity prices offset by our increase in oil and natural gas revenues related to increased volumes. Over the same period, our per Boe prices (excluding the effects of derivatives) decreased 21 percent.

Workover expenses were approximately $4.3 million and $0.7 million for the three months ended June 30, 2012 and 2011, respectively. The 2012 amounts related primarily to workovers in all areas, while the 2011 amounts related primarily to activity in the Texas Permian area performed to increase production.

Exploration and abandonments expense. The following table provides a breakdown of our exploration and abandonments expense for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
(in thousands)	2012	2011

Geological and geophysical	$5,961	$370
Exploratory dry holes	-	-
Leasehold abandonments and other	8,437	30

Total exploration and abandonments	$14,398	$400

Our geological and geophysical expense, which primarily consists of the costs of acquiring and processing seismic data, geophysical data and core analysis, was approximately $6.0 million and $0.4 million, primarily relating to our Delaware Basin and Texas Permian areas, for the three months ended June 30, 2012 and 2011, respectively.

For the three months ended June 30, 2012, we recorded approximately $8.4 million of leasehold abandonments, which related to non-core prospects in our New Mexico Shelf area.

Depreciation, depletion and amortization expense. The following table provides components of our depreciation, depletion and amortization expense for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012		2011
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

Depletion of proved oil and natural gas properties	$138,199	$20.25	$97,298	$17.46
Depreciation of other property and equipment	2,864	0.42	1,196	$0.21
Amortization of intangible asset - operating rights	387	0.06	387	$0.07

Total depletion, depreciation and amortization	$141,450	$20.73	$98,881	$17.74

Oil price used to estimate proved oil reserves at period end	$92.17		$86.60
Natural gas price used to estimate proved natural gas reserves at period end	$3.15		$4.21

Depletion of proved oil and natural gas properties was $138.2 million ($20.25 per Boe) for the three months ended June 30, 2012, an increase of $40.9 million (42 percent) from $97.3 million ($17.46 per Boe) for the three months ended June 30, 2011. The increase in depletion expense was primarily due to (i) capitalized costs associated with new wells that were successfully drilled and completed in 2011 and 2012 and (ii) production from the OGX and PDC Acquisitions which closed in November 2011 and February 2012, respectively, offset in part by the increase in the oil prices between the periods utilized to determine proved reserves. The increase in depletion expense per Boe was primarily due to (i) capitalized costs associated with a higher proportion of development wells successfully drilled and completed in 2012 and (ii) the decrease in natural gas prices between periods, offset in part by the increase in the oil price between periods utilized to determine proved reserves.

The amortization of the intangible asset is a result of the value assigned to the operating rights that we acquired in a July 2008 acquisition. The intangible asset is currently being amortized over an estimated life of 25 years.

General and administrative expenses. The following table provides components of our general and administrative expenses for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012		2011
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

General and administrative expenses	$28,852	$4.23	$21,021	$3.77
Non-cash stock-based compensation	7,347	1.08	4,725	0.85
Less: Third-party operating fee reimbursements	(4,231)	(0.62)	(3,128)	(0.56)

Total general and administrative expenses	$31,968	$4.69	$22,618	$4.06

General and administrative expenses were approximately $32.0 million ($4.69 per Boe) for the three months ended June 30, 2012, an increase of $9.4 million (42 percent) from $22.6 million ($4.06 per Boe) for the three months ended June 30, 2011. The increase in general and administrative expenses was primarily due to an increase in (i) the number of employees and related personnel expenses to handle our increased activities and (ii) non-cash stock-based compensation awards. The increase in general and administrative expenses per Boe was primarily due to an increase in the number of employees and related personnel expenses to handle our increased activities, offset in part by (i) increased production from our wells successfully drilled and completed in 2011 and 2012, (ii) additional production from our OGX and PDC Acquisitions for which we acquired no new general and administrative personnel and (iii) increased third-party operating fee reimbursements.

As the operator of certain oil and natural gas properties in which we own an interest, we earn overhead reimbursements during the drilling and production phases of the property. We earned reimbursements of $4.2 million and $3.1 million during the three months ended June 30, 2012 and 2011, respectively. This reimbursement is reflected as a reduction of general and administrative expenses in the consolidated statements of operations.

Gain on derivatives not designated as hedges. The following table sets forth the cash settlements and the non-cash mark-to-market adjustments for the derivative contracts not designated as hedges for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
(in thousands)	2012	2011

Cash payments (receipts):
Commodity derivatives - oil	$(7,963)	$48,398
Commodity derivatives - natural gas	(324)	(6,076)
Financial derivatives - interest	-	5,429
Mark-to-market (gain) loss:
Commodity derivatives - oil	(395,128)	(192,566)
Commodity derivatives - natural gas	365	4,802
Financial derivatives - interest	-	(4,869)

Gain on derivatives not designated as hedges	$(403,050)	$(144,882)

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

Interest expense. The following table sets forth interest expense, weighted average interest rates and weighted average debt balances for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
(dollars in thousands)	2012	2011

Interest expense	$41,899	$21,660

Weighted average interest rate	6.1%	5.9%

Weighted average debt balance	$2,435,588	$1,740,117

The increase in weighted average debt balance during the three months ended June 30, 2012 was due primarily to (i) borrowings for the OGX and PDC Acquisitions in November 2011 and February 2012, respectively, (ii) capital expenditures and (iii) the deposit related to the Three Rivers Acquisition in May 2012. The increase in interest expense was due to (i) additional borrowings overall, (ii) the May 2011 issuance of our 6.5% senior notes due 2021 (iii) the March 2012 issuance of our 5.5% senior notes due 2022 and (iv) the amortization of capitalized loan costs associated with debt financing, partially offset by the repayment of a $150 million 8.0% senior note in May 2011.

Income tax provisions. We recorded an income tax expense of $197.6 million and $143.3 million for the three months ended June 30, 2012 and 2011, respectively. The effective income tax rate for each of the three months ended June 30, 2012 and 2011 was 38.2 percent.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Oil and natural gas revenues. Revenue from oil and natural gas operations was $940.6 million for the six months ended June 30, 2012, an increase of $133.5 million (17 percent) from $807.1 million for the six months ended June 30, 2011. This increase was primarily due to increased production due to (i) successful drilling efforts during 2011 and 2012, (ii) production from the OGX Acquisition which closed in November 2011 and (iii) production from the PDC Acquisition which closed in February 2012, partially offset by decreases in realized oil and natural gas prices. Specific factors affecting oil and natural gas revenues include the following:

•

during the second quarter of 2012, we experienced delays on scheduled turnarounds on certain natural gas plants in New Mexico. We estimate that these interruptions reduced our second quarter 2012 production by approximately 250 MBoe.

•	total oil production was 8,434 MBbl for the six months ended June 30, 2012, an increase of 1,802 MBbl (27 percent) from 6,632 MBbl for the six months ended June 30, 2011;

•

average realized oil price (excluding the effects of derivative activities) was $91.89 per Bbl during the six months ended June 30, 2012, a decrease of 3 percent from $94.27 per Bbl during the six months ended June 30, 2011;

•	total natural gas production was 31,848 MMcf for the six months ended June 30, 2012, an increase of 7,571 MMcf (31 percent) from 24,277 MMcf for the six months ended June 30, 2011; and

•

average realized natural gas price (excluding the effects of derivative activities) was $5.20 per Mcf during the six months ended June 30, 2012, a decrease of 31 percent from $7.49 per Mcf during the six months ended June 30, 2011. Our natural gas prices have been significantly higher than the related NYMEX prices primarily due to the value of the natural gas liquids in our liquids-rich natural gas stream.

Production expenses. The following table provides the components of our total oil and natural gas production costs for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012		2011
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

Lease operating expenses	$95,323	$6.94	$66,462	$6.23
Taxes:
Ad valorem	7,036	0.52	5,342	$0.50
Production	71,101	5.17	60,563	$5.67
Workover costs	6,379	0.46	868	$0.08

Total oil and natural gas production expenses	$179,839	$13.09	$133,235	$12.48

Among the cost components of production expenses, we have some control over lease operating expenses and workover costs on properties we operate, but production and ad valorem taxes are directly related to commodity price changes.

Lease operating expenses were $95.3 million ($6.94 per Boe) for the six months ended June 30, 2012, which was an increase of $28.8 million (43 percent) from $66.5 million ($6.23 per Boe) for the six months ended June 30, 2011. The increase in lease operating expenses was primarily due to (i) our wells successfully drilled and completed in 2011 and 2012, (ii) the OGX and PDC Acquisitions which closed in November 2011 and February 2012, respectively, and (iii) an increase in cost of services, primarily labor related, due to the increased demand for services and related labor in the Permian Basin. The increase in lease operating expenses per Boe was primarily due to (i) an increase in cost of services, primarily labor related, due to the increased demand for services and related labor in the Permian Basin and (ii) incurrence of higher than normal routine environmental related costs, offset in part by additional production from our wells successfully drilled and completed in 2011 and 2012 where we are receiving benefits from economies of scale.

Ad valorem taxes have increased primarily as a result of increased valuations of our Texas properties and the increase in the number of wells primarily associated with our 2011 and 2012 drilling activity in our Texas Permian area and the properties acquired in the PDC Acquisition, which are located in our Texas Permian area.

Production taxes per unit of production were $5.17 per Boe during the six months ended June 30, 2012, a decrease of 9 percent from $5.67 per Boe during the six months ended June 30, 2011. The decrease was directly related to the decrease in commodity prices offset by our increase in oil and natural gas revenues related to increased volumes. Over the same period, our per Boe prices (excluding the effects of derivatives) decreased 9 percent.

Workover expenses were approximately $6.4 million and $0.9 million for the six months ended June 30, 2012 and 2011, respectively. The 2012 amounts related primarily to workovers in the New Mexico Shelf and Texas Permian areas, while the 2011 amounts related primarily to activity in the Texas Permian area performed to increase production.

Exploration and abandonments expense. The following table provides a breakdown of our exploration and abandonments expense for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
(in thousands)	2012	2011

Geological and geophysical	$8,838	$958
Exploratory dry holes	2,982	12
Leasehold abandonments and other	8,557	156

Total exploration and abandonments	$20,377	$1,126

Our geological and geophysical expense, which primarily consists of the costs of acquiring and processing seismic data, geophysical data and core analysis, was approximately $8.8 million and $1.0 million, primarily relating to our Delaware Basin and Texas Permian areas, for the six months ended June 30, 2012 and 2011, respectively.

Our exploratory dry hole expense during the six months ended June 30, 2012 was primarily related to expensing an unsuccessful lateral on a well that was the result of mechanical issues in the Delaware Basin.

For the six months ended June 30, 2012, we recorded approximately $8.6 million of leasehold abandonments, which related to non-core prospects in our New Mexico Shelf area.

Depreciation, depletion and amortization expense. The following table provides components of our depreciation, depletion and amortization expense for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012		2011
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

Depletion of proved oil and natural gas properties	$271,366	$19.75	$186,241	$17.44
Depreciation of other property and equipment	5,179	0.38	2,154	0.20
Amortization of intangible asset - operating rights	774	0.05	774	0.08

Total depletion, depreciation and amortization	$277,319	$20.18	$189,169	$17.72

Oil price used to estimate proved oil reserves at period end	$92.17		$86.60
Natural gas price used to estimate proved natural gas reserves at period end	$3.15		$4.21

Depletion of proved oil and natural gas properties was $271.4 million ($19.75 per Boe) for the six months ended June 30, 2012, an increase of $85.2 million (46 percent) from $186.2 million ($17.44 per Boe) for the six months ended June 30, 2011. The increase in depletion expense was primarily due to (i) capitalized costs associated with new wells that were successfully drilled and completed in 2011 and 2012 and (ii) production from the OGX and PDC Acquisitions which closed in November 2011 and February 2012, respectively, offset in part by the increase in the oil prices between the periods utilized to determine proved reserves. The increase in depletion expense per Boe was primarily due to (i) capitalized costs associated with a higher proportion of development wells successfully drilled and completed in 2012 and (ii) the decrease in natural gas prices between periods, offset in part by the increase in the oil price between periods utilized to determine proved reserves.

The amortization of the intangible asset is a result of the value assigned to the operating rights that we acquired in a July 2008 acquisition. The intangible asset is currently being amortized over an estimated life of 25 years.

General and administrative expenses. The following table provides components of our general and administrative expenses for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012		2011
(in thousands, except per unit amounts)	Amount	Per Boe	Amount	Per Boe
General and administrative expenses	$53,943	$3.93	$40,532	$3.80
Non-cash stock-based compensation	13,475	0.98	9,193	0.86
Less: Third-party operating fee reimbursements	(8,063)	(0.59)	(5,715)	(0.54)

Total general and administrative expenses	$59,355	4.32	$44,010	$4.12

General and administrative expenses were $59.4 million ($4.32 per Boe) for the six months ended June 30, 2012, an increase of $15.4 million (35 percent) from $44.0 million ($4.12 per Boe) for the six months ended June 30, 2011. The increase in general and administrative expenses was primarily due to an increase in (i) the number of employees and related personnel expenses to handle our increased activities and (ii) non-cash stock-based compensation awards. The increase in total general and administrative expenses per Boe was primarily due to an increase in the number of employees and related personnel expenses to handle our increased activities, offset in part by (i) increased production from our wells successfully drilled and completed in 2011 and 2012, (ii) additional production from our OGX and PDC Acquisitions for which we acquired no new general and administrative personnel and (iii) increased third-party operating fee reimbursements.

As the operator of certain oil and natural gas properties in which we own an interest, we earn overhead reimbursements during the drilling and production phases of the property. We earned reimbursements of $8.1 million and $5.7 million during the six months ended June 30, 2012 and 2011, respectively. This reimbursement is reflected as a reduction of general and administrative expenses in the consolidated statements of operations.

(Gain) loss on derivatives not designated as hedges. The following table sets forth the cash settlements and the non-cash mark-to-market adjustments for the derivative contracts not designated as hedges for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
(in thousands)	2012	2011

Cash payments (receipts):
Commodity derivatives - oil	$24,233	$80,628
Commodity derivatives - natural gas	(609)	(11,205)
Financial derivatives - interest	-	6,624
Mark-to-market (gain) loss:
Commodity derivatives - oil	(269,020)	8,942
Commodity derivatives - natural gas	439	9,025
Financial derivatives - interest	-	(5,754)

(Gain) loss on derivatives not designated as hedges	$(244,957)	$88,260

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

Interest expense. The following table sets forth interest expense, weighted average interest rates and weighted average debt balances for the six months ended June 30, 2012 and 2011:

	Six Months Ended
	June 30,
(dollars in thousands)	2012	2011

Interest expense	$77,736	$51,320

Weighted average interest rate	5.9%	5.8%

Weighted average debt balance	$2,311,566	$1,724,911

The increase in weighted average debt balance during the six months ended June 30, 2012 was due primarily to (i) borrowings for the OGX and PDC Acquisitions in November 2011 and February 2012, respectively, (ii) capital expenditures and (iii) the deposit related to the Three Rivers Acquisition in May 2012. The increase in interest expense was due to (i) additional borrowings overall, (ii) the May 2011 and March 2012 senior notes issuances having higher interest rates than borrowings under our credit facility and (iii) the amortization of capitalized loan costs associated with debt financing, partially offset by the repayment of a $150 million 8.0% senior note in May 2011.

Income tax provisions. We recorded an income tax expense of $216.7 million and $112.8 million for the six months ended June 30, 2012 and 2011, respectively. The effective income tax rate for the six months ended June 30, 2012 and 2011 was 38.2 percent and 38.1 percent, respectively.

Income from discontinued operations, net of tax. In March 2011, we sold our Bakken assets for cash consideration of approximately $195.9 million. We recognized income from discontinued operations of $91.2 million for the six months ended June 30, 2011. In 2011, after completion of the final post-closing adjustments, we recognized a pre-tax gain on the sale of assets of approximately $135.9 million; however, through the six months ended June 30, 2011, our results of operations reflected a pre-tax gain on sale of assets of approximately $142.0 million. We have reflected the results of operations of these divested assets as discontinued operations, rather than as a component of continuing operations. See Note M of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding these divestitures and their discontinued operations.

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

Oil and natural gas properties. Our costs incurred on oil and natural gas properties, excluding acquisitions and asset retirement obligations, during the six months ended June 30, 2012 and 2011 totaled $725.7 million and $605.0 million, respectively. The primary reason for the differences in the costs incurred and cash flow expenditures is the timing of payments. The 2012 expenditures were funded in part from borrowings under our credit facility.

In November 2011, we announced our 2012 capital budget of approximately $1.3 billion, which was subsequently increased to $1.37 billion in connection with the PDC Acquisition (exclusive of the $189.2 million PDC Acquisition purchase price), and was again increased to $1.5 billion in connection with the Three Rivers Acquisition. Based on current commodity prices and capital costs, we believe our 2012 planned capital expenditures, excluding the effects of acquisitions, will exceed our 2012 cash flow, and we expect to fund any such shortfall with borrowings under our credit facility.

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

Acquisitions. Our expenditures for acquisitions of proved and unproved properties during the three months ended June 30, 2012 and 2011 totaled approximately $27.4 million and $21.4 million, respectively, and approximately $226.8 million and $144.5 million during the six months ended June 30, 2012 and 2011, respectively. The acquisitions of proved properties during the six months ended June 30, 2012 primarily relate to additional Texas Permian and Delaware Basin assets. Expenditures for leasehold acreage acquisitions (which are expenditures we generally provide for in the budget) included in the total above were approximately $16.1 million and $45.9 million for the six months ended June 30, 2012 and 2011, respectively.

Divestitures. In March 2011, we sold our Bakken assets for cash consideration of approximately $195.9 million. In 2011, after completion of the final post-closing adjustments, we recognized a pre-tax gain on the sale of assets of approximately $135.9 million; however, through the three months ended June 30, 2011, our results of operations reflected a pre-tax gain on sale of assets of approximately $142.0 million. For 2011, these assets produced an average of approximately 1,369 Boe per day, of which approximately 95 percent was oil. We used the net proceeds from this divestiture to initially repay a portion of the outstanding borrowings under our credit facility.

Contractual obligations. Our contractual obligations include long-term debt, cash interest expense on debt, operating lease obligations, drilling commitments, employment agreements with officers, derivative liabilities and other obligations. Since December 31, 2011, the material changes in our contractual obligations included a $443.2 million increase in outstanding long-term debt, a $270.4 million increase in cash interest expense on debt and a $268.6 million decrease in our net commodity derivative liability, which resulted in a net asset position. See Note I of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding our long-term debt and “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for information regarding the interest on our long-term debt and information on changes in the fair value of our open derivative obligations during the six months ended June 30, 2012.

Off-balance sheet arrangements. Currently, we do not have any material off-balance sheet arrangements.

Capital resources. Our primary sources of liquidity have been cash flows generated from operating activities (including the cash settlements received from (paid on) derivatives not designated as hedges presented in our investing activities) and financing provided by our credit facility. Based on current commodity prices and capital costs, we believe our 2012 planned capital expenditures, excluding the effects of acquisitions, will exceed our 2012 cash flow, and we expect to fund any such shortfall with borrowings under our credit facility. We believe that we have adequate availability under our credit facility to fund any cash flow deficits, though we could reduce our capital spending program to remain substantially within our cash flow.

The following table summarizes our net increase in cash and cash equivalents for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
(in thousands)	2012	2011
Net cash provided by operating activities	$610,965	$485,847
Net cash used in investing activities	(1,046,571)	(581,948)
Net cash provided by financing activities	435,974	96,114

Net increase in cash and cash equivalents	$368	$13

Cash flow from operating activities. The increase in operating cash flows during the six months ended June 30, 2012 over 2011 was principally due to increases in our oil and natural gas production as a result of (i) our exploration and development program and (ii) the OGX and PDC Acquisitions which closed in November 2011 and February 2012, respectively; offset in part by decreases in average realized oil and natural gas prices and increases in oil and natural gas production costs.

Our net cash provided by operating activities also includes a reduction of $7.3 million and $96.2 million for the six months ended June 30, 2012 and 2011, respectively, associated with changes in working capital items. Changes in working capital items adjust for the timing of receipts and payments of actual cash.

Cash flow used in investing activities. During the six months ended June 30, 2012 and 2011, we invested $949.1 million and $677.2 million, respectively, for capital expenditures on oil and natural gas properties. Cash flows used in investing activities were higher during the six months ended June 30, 2012 as compared to 2011, due to an increase in our capital expenditures on oil and natural gas properties and a decrease in the proceeds from the sale of assets.

Cash flow from financing activities. During the six months ended June 30, 2012 and 2011 we completed the following significant activities:

•

In May 2012, we amended our credit facility, increasing the aggregate lender commitments from $2.0 billion to $2.5 billion, equal to our $2.5 billion borrowing base. We paid our bank group $2.2 million associated with the amendment to increase the borrowing base.

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

Our credit facility has a maturity date of April 25, 2016. Our borrowing base is $2.5 billion until the next scheduled borrowing base redetermination in October 2012. Between scheduled borrowing base redeterminations, the Company and the lenders (requiring a 66 2/3 percent vote), may each request one special redetermination. At June 30, 2012, we had no letters of credit outstanding under the credit facility, and our availability to borrow additional funds was approximately $2.1 billion based on bank commitments of $2.5 billion. Pro forma for the closing of the Three Rivers Acquisition, at June 30, 2012, our availability under our credit facility would have been approximately $1.1 billion.

Advances on our credit facility bear interest, at our option, based on (i) the prime rate of JPMorgan Chase Bank (“JPM Prime Rate”) (3.25 percent at June 30, 2012) or (ii) a Eurodollar rate (substantially equal to the London Interbank Offered Rate). The credit facility’s interest rates of Eurodollar rate advances and JPM Prime Rate advances varied, with interest margins ranging from 150 to 250 basis points and 50 to 150 basis points, respectively, per annum depending on the debt balance outstanding. We pay commitment fees on the unused portion of the available commitment ranging from 37.5 to 50 basis points per annum, depending on utilization of the commitments.

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

Liquidity. Our principal sources of short-term liquidity are cash on hand and available borrowing capacity under our credit facility. At June 30, 2012, we had $0.7 million of cash on hand.

At June 30, 2012, the commitments under our credit facility were $2.5 billion, which provided us with approximately $2.1 billion of available borrowing capacity. Pro forma for the closing of the Three Rivers Acquisition, at June 30, 2012, our availability under our credit facility would have been approximately $1.1 billion. Upon a redetermination, our $2.5 billion borrowing base could be substantially reduced. There is no assurance that our borrowing base will not be reduced, which could affect our liquidity.

Debt ratings. We receive debt credit ratings from Standard & Poor’s Ratings Group, Inc. (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”), which are subject to regular reviews. S&P’s corporate rating for us is “BB+” with a stable outlook. Moody’s corporate rating for us is “Ba3” with a stable outlook. S&P and Moody’s consider many factors in determining our ratings including: production growth opportunities, liquidity, debt levels and asset and reserve mix. A reduction in our debt ratings could negatively affect our ability to obtain additional financing or the interest rate, fees and other terms associated with such additional financing.

Book capitalization and current ratio. Our book capitalization at June 30, 2012 was $5.9 billion, consisting of debt of $2.5 billion and stockholders’ equity of $3.4 billion. Our debt to book capitalization was 43 percent and 41 percent at June 30, 2012 and December 31, 2011, respectively. Pro forma for the closing of the Three Rivers Acquisition, at June 30, 2012, our debt to book capitalization would have been 51 percent. Our ratio of current assets to current liabilities was 0.74 to 1.0 at June 30, 2012 as compared to 0.59 to 1.0 at December 31, 2011.

Inflation and changes in prices. Our revenues, the value of our assets, and our ability to obtain bank financing or additional capital on attractive terms have been and will continue to be affected by changes in commodity prices and the costs to produce our reserves. Commodity prices are subject to significant fluctuations that are beyond our ability to control or predict. During the six months ended June 30, 2012, we received an average of $91.89 per barrel of oil and $5.20 per Mcf of natural gas before consideration of commodity derivative contracts compared to $94.27 per barrel of oil and $7.49 per Mcf of natural gas in the six months ended June 30, 2011. Although certain of our costs are affected by general inflation, inflation does not normally have a significant effect on our business. In a trend that began in 2004, and that has continued until recently, oil prices have increased significantly. The higher oil price led to increased activity in the industry and, consequently, rising costs. These cost trends have put pressure not only on our operating costs, but also on capital costs. Although we have seen a decrease in commodity prices, the cost trends have not followed proportionally.

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

There have been no material changes in our critical accounting policies and procedures during the six months ended June 30, 2012. See our disclosure of critical accounting policies in “Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the United States Securities and Exchange Commission (the “SEC”) on February 24, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

We are exposed to a variety of market risks including credit risk, commodity price risk and interest rate risk. We address these risks through a program of risk management which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we are a party at June 30, 2012, and from which we may incur future gains or losses from changes in market interest rates or commodity prices and losses from extension of credit. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

Commodity price risk. We are exposed to market risk as the prices of oil and natural gas are subject to fluctuations resulting from changes in supply and demand. To reduce our exposure to changes in the prices of oil and natural gas we have entered into, and may in the future enter into additional, commodity price risk management arrangements for a portion of our oil and natural gas production. The agreements that we have entered into generally have the effect of providing us with a fixed price for a portion of our expected future oil and natural gas production over a fixed period of time. Our commodity price risk management activities could have the effect of reducing net income and the value of our securities. An average increase in the commodity price of $10.00 per barrel of oil and $1.00 per MMBtu for natural gas from the commodity prices at June 30, 2012, would have resulted in a net unrealized loss on our commodity price risk management contracts of approximately $254.8 million.

At June 30, 2012, we had (i) oil price swaps that settle on a monthly basis covering future oil production from July 1, 2012 through June 30, 2017 and (ii) natural gas price swaps, natural gas price collars and natural gas basis swaps covering future natural gas production from July 1, 2012 to December 31, 2012. See Note H of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information on our commodity derivative instruments. The average NYMEX oil price and average NYMEX natural gas prices for the six months ended June 30, 2012, was $98.19 per Bbl and $2.44 per MMBtu, respectively. At August 3, 2012, the NYMEX oil price and NYMEX natural gas price were $91.40 per Bbl and $2.88 per MMBtu, respectively. A decrease in the average NYMEX oil and natural gas prices below those at June 30, 2012, would decrease the fair value liability of our commodity derivative contracts from their recorded balance at June 30, 2012. Changes in the recorded fair value of the undesignated commodity derivative contracts are marked to market through earnings as unrealized gains or losses. The potential decrease in our fair value liability would be recorded in earnings as an unrealized gain. However, an increase in the average NYMEX oil and natural gas prices above those at June 30, 2012, would increase the fair value liability of our commodity derivative contracts from their recorded balance at June 30, 2012. The potential increase in our fair value liability would be recorded in earnings as an unrealized loss. We are currently unable to estimate the effects on the earnings of future periods resulting from changes in the market value of our commodity derivative contracts.

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

We had total indebtedness of $426.5 million outstanding under our credit facility at June 30, 2012. The impact of a 1 percent increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $4.3 million.

The fair value of our derivative instruments is determined based on our valuation models. We did not change our valuation method during the three months ended June 30, 2012. During the three months ended June 30, 2012, we were party to commodity derivative instruments. See Note H of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding our derivative instruments. The following table reconciles the changes that occurred in the fair values of our derivative instruments during the three months ended June 30, 2012:

(in thousands)	Commodity Derivative Instruments Net Assets (Liabilities) (a)
Fair value of contracts outstanding at December 31, 2011	$(78,830)
Changes in fair values (b)	244,957
Contract maturities	23,625

Fair value of contracts outstanding at June 30, 2012	$189,752

(a)	Represents the fair values of open derivative contracts subject to market risk.
(b)	At inception, new derivative contracts entered into by us have no intrinsic value.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at June 30, 2012 at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total number of shares withheld (a)	Average price per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plan

April 1, 2012 - April 30, 2012	696	$105.00	-
May 1, 2012 - May 31, 2012	4,674	$97.27	-
June 1, 2012 - June 30, 2012	-	$-	-

(a)	Represents shares that were withheld by us to satisfy tax withholding obligations of certain of our officers and key employees that arose upon the lapse of restrictions on restricted stock.

Item 6. Exhibits

Exhibit Number	Exhibit

2.1*

Purchase Agreement, dated May 11, 2012, by and among COG Operating LLC, as purchaser, and Three Rivers Acquisition LLC and Three Rivers Operating Company LLC, as sellers (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on May 11, 2012, and incorporated herein by reference).

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

4.3	Form of 5.5% Senior Notes due 2022 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K on March 12, 2012, and incorporated herein by reference).

10.1	Amended and Restated Concho Resources Inc. 2006 Stock Incentive plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 11, 2012, and incorporated herein by reference).

10.2

Eighth Amendment to Amended and Restated Credit Agreement, dated as of April 12, 2012, among Concho Resources Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 16, 2012, and incorporated herein by reference).

10.3

Ninth Amendment to Amended and Restated Credit Agreement, dated as of May 31, 2012, among Concho Resources Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 5, 2012, and incorporated herein by reference).

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

CONCHO RESOURCES INC.

Date:	August 8, 2012	By	/s/ Timothy A. Leach

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

2.1*

Purchase Agreement, dated May 11, 2012, by and among COG Operating LLC, as purchaser, and Three Rivers Acquisition LLC and Three Rivers Operating Company LLC, as sellers (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on May 11, 2012, and incorporated herein by reference).

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

4.3	Form of 5.5% Senior Notes due 2022 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K on March 12, 2012, and incorporated herein by reference).

10.1	Amended and Restated Concho Resources Inc. 2006 Stock Incentive plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 11, 2012, and incorporated herein by reference).

10.2

Eighth Amendment to Amended and Restated Credit Agreement, dated as of April 12, 2012, among Concho Resources Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 16, 2012, and incorporated herein by reference).

10.3

Ninth Amendment to Amended and Restated Credit Agreement, dated as of May 31, 2012, among Concho Resources Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 5, 2012, and incorporated herein by reference).

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