Form 10-Q
period 2012-09-30
CONCHO RESOURCES INC
filed 2012-11-08
CIK 1358071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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
One Concho Center
600 West Illinois Avenue
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

Number of shares of the registrant’s common stock outstanding at November 5, 2012: 104,591,717 shares

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION …………………………………………………………………………..         iii

Item 1. Consolidated Financial Statements (Unaudited) ………………………………………………………….   iii

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ……………  42

Item 3. Quantitative and Qualitative Disclosures About Market Risk ……………………………………………   64

Item 4. Controls and Procedures ………………………………………………………………………………….      66

PART II – OTHER INFORMATION ………………………………………………………………………………        67

Item 1. Legal Proceedings ………………………………………………………………………………………...       67

Item 1A. Risk Factors …………………………………………………………………………………………….      67

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ……………………………………………     67

Item 6. Exhibits ……………………………………………………………………………………………………      68

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

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

iii

Concho Resources Inc.
Consolidated Balance Sheets
Unaudited

	September 30,	December 31,
(in thousands, except share and per share amounts)	2012	2011
Assets
Current assets:
Cash and cash equivalents ...	$291	$342
Accounts receivable, net of allowance for doubtful accounts:
Oil and natural gas ...	212,037	213,921
Joint operations and other ...	225,225	153,746
Derivative instruments ...	35,793	1,698
Deferred income taxes ...	-	28,793
Prepaid costs and other ...	23,522	12,523
Total current assets...	496,868	411,023
Property and equipment:
Oil and natural gas properties, successful efforts method ..............................................................................................................................................................	9,724,422	7,347,460
Accumulated depletion and depreciation ..........................................................................................................................................................................................	(1,542,056)	(1,116,545)
Total oil and natural gas properties, net ......................................................................................................................................................................................	8,182,366	6,230,915
Other property and equipment, net .....................................................................................................................................................................................................	97,946	59,203
Total property and equipment, net................................................................................................................................................................................................	8,280,312	6,290,118
Funds held in escrow ...	-	17,394
Deferred loan costs, net ...	80,843	65,641
Intangible asset - operating rights, net .....................................................................................................................................................................................................	32,263	33,425
Inventory ...	27,664	19,419
Noncurrent derivative instruments ...	6,560	7,944
Other assets ...	8,507	4,612
Total assets ...	$8,933,017	$6,849,576
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable:
Trade ...	$18,206	$23,341
Related parties...	227	11
Bank overdrafts ...	40,524	39,241
Revenue payable ...	142,388	146,061
Accrued and prepaid drilling costs .......................................................................................................................................................................................................	340,245	293,919
Derivative instruments...	2,015	56,218
Deferred income taxes ...	11,402	-
Other current liabilities ...	145,161	142,686
Total current liabilities ...	700,168	701,477
Long-term debt ...	3,600,983	2,080,141
Deferred income taxes...	1,148,383	1,002,295
Noncurrent derivative instruments ...	2,141	32,254
Asset retirement obligations and other long-term liabilities .................................................................................................................................................................	98,904	52,670

Commitments and contingencies (Note J) ..............................................................................................................................................................................................

Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 authorized; 104,666,566 and 103,756,222
shares issued at September 30, 2012 and December 31, 2011, respectively ........................................................................................................................	105	104
Additional paid-in capital ...	1,973,774	1,925,757
Retained earnings ...	1,415,276	1,058,874
Treasury stock, at cost; 81,393 and 55,990 shares at September 30, 2012 and December 31,
2011, respectively ...	(6,717)	(3,996)
Total stockholders’ equity...	3,382,438	2,980,739
Total liabilities and stockholders’ equity .................................................................................................................................................................................................	$8,933,017	$6,849,576

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.
Consolidated Statements of Operations
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2012	2011	2012	2011

Operating revenues:
Oil sales ...	$407,062	$332,659	$1,182,022	$957,833
Natural gas sales ...	90,485	121,809	256,126	303,707
Total operating revenues ...	497,547	454,468	1,438,148	1,261,540
Operating costs and expenses:
Oil and natural gas production ...	96,666	84,050	276,505	217,285
Exploration and abandonments ...	6,958	3,498	27,335	4,624
Depreciation, depletion and amortization ...........................................................................................................................................................................................	157,621	115,730	434,940	304,899
Accretion of discount on asset retirement obligations ........................................................................................................................................................................	1,420	751	3,455	2,170
Impairments of long-lived assets .......................................................................................................................................................................................................	-	-	-	76
General and administrative (including non-cash based compensation of $7,959 and
$4,673 for the three months ended September 30, 2012 and 2011, respectively, and $21,434 and $13,866 for the nine months ended September 30, 2012 and
2011, respectively ……………...	34,873	22,873	94,228	66,883
(Gain) loss on derivatives not designated as hedges ..........................................................................................................................................................................	135,415	(385,222)	(109,542)	(296,962)
Total operating costs and expenses ..................................................................................................................................................................................................	432,953	(158,320)	726,921	298,975
Income from operations ...	64,594	612,788	711,227	962,565
Other income (expense):
Interest expense ...	(51,337)	(32,881)	(129,073)	(84,201)
Other, net ...	(3,114)	(2,503)	(4,917)	(4,590)
Total other expense ...	(54,451)	(35,384)	(133,990)	(88,791)
Income from continuing operations before income taxes ................................................................................................................................................................	10,143	577,404	577,237	873,774
Income tax expense ...	(4,155)	(221,199)	(220,835)	(334,000)
Income from continuing operations .................................................................................................................................................................................................	5,988	356,205	356,402	539,774
Income from discontinued operations, net of tax .............................................................................................................................................................................	-	-	-	91,188
Net income ...	$5,988	$356,205	$356,402	$630,962
Basic earnings per share:
Income from continuing operations ...................................................................................................................................................................................................	$0.06	$3.47	$3.46	$5.27
Income from discontinued operations, net of tax ...............................................................................................................................................................................	-	-	-	0.88
Net income ...	$0.06	$3.47	$3.46	$6.15
Weighted average shares used in basic earnings per share..................................................................................................................................................................	103,292	102,733	103,088	102,517
Diluted earnings per share:
Income from continuing operations ...................................................................................................................................................................................................	$0.06	$3.44	$3.43	$5.21
Income from discontinued operations, net of tax ...............................................................................................................................................................................	-	-	-	0.88
Net income ...	$0.06	$3.44	$3.43	$6.09
Weighted average shares used in diluted earnings per share ...............................................................................................................................................................	104,040	103,696	103,898	103,613

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.
Consolidated Statement of Stockholders’ Equity
Unaudited

			Additional				Total
	Common Stock		Paid-in	Retained	Treasury Stock		Stockholders’
(in thousands)	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
BALANCE AT DECEMBER 31, 2011 ...........................................................................................................................................................................................	103,756	$104	$1,925,757	$1,058,874	56	$(3,996)	$2,980,739
Net income...	-	-	-	356,402	-	-	356,402
Stock options exercised ...	496	1	8,061	-	-	-	8,062
Grants of restricted stock ...	466	-	-	-	-	-	-
Cancellation of restricted stock .......................................................................................................................................................................................................	(51)	-	-	-	-	-	-
Stock-based compensation ...	-	-	21,434	-	-	-	21,434
Excess tax benefits related to stock-based
compensation...	-	-	18,522	-	-	-	18,522
Purchase of treasury stock ...	-	-	-	-	25	(2,721)	(2,721)
BALANCE AT SEPTEMBER 30, 2012 ..........................................................................................................................................................................................	104,667	$105	$1,973,774	$1,415,276	81	$(6,717)	$3,382,438

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.
Consolidated Statements of Cash Flows
Unaudited
	Nine Months Ended
	September 30,
(in thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...	$356,402	$630,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization ..............................................................................................................................................................................	434,940	304,899
Impairments of long-lived assets .............................................................................................................................................................................................	-	76
Accretion of discount on asset retirement obligations ..........................................................................................................................................................	3,455	2,170
Exploration and abandonments, including dry holes ...........................................................................................................................................................	15,224	807
Non-cash compensation expense ............................................................................................................................................................................................	21,434	13,866
Deferred income taxes ...	204,804	312,199
Loss on sale of assets, net...	285	3,129
Gain on derivatives not designated as hedges .......................................................................................................................................................................	(109,542)	(296,962)
Discontinued operations ...	-	(82,118)
Other non-cash items ...	9,066	309
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable ...	(54,752)	(125,091)
Prepaid costs and other ...	(14,894)	(8,420)
Inventory ...	(8,528)	1,204
Accounts payable ...	(4,919)	(34,334)
Revenue payable ...	(3,673)	86,199
Other current liabilities ...	(3,666)	(29,909)
Net cash provided by operating activities ........................................................................................................................................................................	845,636	778,986
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures on oil and natural gas properties ...........................................................................................................................................................	(2,334,246)	(1,046,208)
Additions to other property and equipment ..............................................................................................................................................................................	(47,489)	(29,954)
Proceeds from the sale of assets ..................................................................................................................................................................................................	4,419	196,252
Funds held in escrow ...	17,394	-
Settlements paid on derivatives not designated as hedges .....................................................................................................................................................	(7,485)	(77,835)
Net cash used in investing activities ..................................................................................................................................................................................	(2,367,407)	(957,745)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt ...................................................................................................................................................................................................	3,856,500	2,079,000
Payments of debt ...	(2,336,000)	(1,949,500)
Exercise of stock options ...	8,062	7,661
Excess tax benefit from stock-based compensation ...............................................................................................................................................................	18,522	23,222
Payments for loan costs ...	(23,926)	(24,466)
Purchase of treasury stock ...	(2,721)	(1,946)
Bank overdrafts ...	1,283	44,578
Net cash provided by financing activities ........................................................................................................................................................................	1,521,720	178,549
Net decrease in cash and cash equivalents ......................................................................................................................................................................	(51)	(210)
Cash and cash equivalents at beginning of period ..................................................................................................................................................................	342	384
Cash and cash equivalents at end of period .............................................................................................................................................................................	$291	$174
SUPPLEMENTAL CASH FLOWS:
Cash paid for interest and fees, net of $73 capitalized interest in 2011 ..............................................................................................................................	$115,731	$60,752
Cash paid for income taxes ...	$18,569	$15,610

The accompanying notes are an integral part of these consolidated financial statements.

Note A. Organization and nature of operations

Concho Resources Inc. (the “Company”) is a Delaware corporation formed on February 22, 2006. The Company’s principal business is the acquisition, development and exploration of oil and natural gas properties primarily located in the Permian Basin region of Southeast New Mexico and West Texas.

Note B. Summary of significant accounting policies

Principles of consolidation.  The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries. In addition, a third-party has formed entities to effectuate a tax-free exchange of assets for the Company.  The Company has 100 percent control over the decisions of the entities, but has no direct ownership. The third-party conveys ownership to the Company upon completion of the tax-free exchange process. The Company consolidates the financial statements of these entities. All material intercompany balances and transactions have been eliminated.

Discontinued operations. In March 2011, the Company sold its Bakken assets for cash consideration of approximately $195.9 million and recognized a pre-tax gain on the sale of assets of approximately $142.0 million. The Company has reflected the results of operations of these divested assets as discontinued operations, rather than as a component of continuing operations. See Note M for additional information regarding these divestitures and their discontinued operations.

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

Interim financial statements. The accompanying consolidated financial statements of the Company have not been audited by the Company’s independent registered public accounting firm, except that the consolidated balance sheet at December 31, 2011 is derived from audited consolidated financial statements.  In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary to present fairly the Company’s financial position at September 30, 2012, its results of operations for the three and nine months ended September 30, 2012 and 2011, and its cash flows for the nine months ended September 30, 2012 and 2011. All such adjustments are of a normal recurring nature. In preparing the accompanying consolidated financial statements, management has made certain estimates and assumptions that affect reported amounts in the consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results.

Certain disclosures have been condensed or omitted from these consolidated financial statements. Accordingly, these consolidated financial statements should be read with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2012

Unaudited

Deferred loan costs. Deferred loan costs are stated at cost, net of amortization, which is computed using the effective interest and straight-line methods. The Company had deferred loan costs of $80.8 million and $65.6 million, net of accumulated amortization of $35.5 million and $26.8 million, at September 30, 2012 and December 31, 2011, respectively.

Future amortization expense of deferred loan costs at September 30, 2012 was as follows:

(in thousands)

Remaining 2012 ...	$3,234
2013...	13,136
2014...	13,476
2015...	13,842
2016...	8,554
Thereafter ...	28,601
Total ...	$80,843

Intangible assets.  The Company has capitalized certain operating rights acquired in an acquisition. The gross operating rights, which have no residual value, are amortized over the estimated economic life of 25 years. Impairment will be assessed if indicators of potential impairment exist or when there is a material change in the remaining useful economic life. The following table reflects the gross and net intangible assets at September 30, 2012 and December 31, 2011:

	September 30,	December 31,
(in thousands)	2012	2011

Gross intangible - operating rights ...........................................................................................................................................................	$38,717	$38,717
Accumulated amortization ......................................................................................................................................................................	(6,454)	(5,292)
Net intangible - operating rights ...........................................................................................................................................................	$32,263	$33,425

The following table reflects amortization expense for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011

Amortization expense ........................................................................................................................................................................................	$388	$388	$1,162	$1,162

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2012

Unaudited

The following table reflects the estimated aggregate amortization expense for each of the periods presented below at September 30, 2012:

(in thousands)

Remaining 2012 ...	$388
2013...	1,549
2014...	1,549
2015...	1,549
2016...	1,549
Thereafter ...	25,679
Total ...	$32,263

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

General and administrative expense.  The Company receives fees for the operation of jointly-owned oil and natural gas properties and records such reimbursements as reductions of general and administrative expense. Such fees totaled approximately $4.4 million and $3.6 million for the three months ended September 30, 2012 and 2011, respectively, and $12.5 million and $9.3 million for the nine months ended September 30, 2012 and 2011, respectively.

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

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2012

Unaudited

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

Note C. Exploratory well costs

The Company capitalizes exploratory well costs until a determination is made that the well has either found proved reserves or that it is impaired. The capitalized exploratory well costs are carried in unproved oil and natural gas properties. See Note R for the proved and unproved components of oil and natural gas properties.  If the exploratory well is determined to be impaired, the well costs are charged to expense.

The following table reflects the Company’s capitalized exploratory well activity during the three and nine months ended September 30, 2012:

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2012	September 30, 2012

Beginning capitalized exploratory well costs ..................................................................................................................	$92,679	$107,767
Additions to exploratory well costs pending the determination of proved reserves ............................................	399,727	554,648
Reclassifications due to determination of proved reserves .....................................................................................	(331,068)	(501,077)
Exploratory well costs charged to expense .................................................................................................................	(2,188)	(2,188)
Ending capitalized exploratory well costs .......................................................................................................................	$159,150	$159,150

The following table provides an aging at September 30, 2012 and December 31, 2011 of capitalized exploratory well costs based on the date drilling was completed:

	September 30,	December 31,
(in thousands)	2012	2011

Exploratory wells in progress .................................................................................................................................................................	$20,739	$24,963
Capitalized exploratory well costs that have been capitalized for a period of one year or less ...............................................	138,411	82,804
Capitalized exploratory well costs that have been capitalized for a period greater than one year .........................................	-	-
Total capitalized exploratory well costs ...........................................................................................................................................	$159,150	$107,767

At September 30, 2012, the Company had 104 gross exploratory wells either drilling or waiting on results from completion and testing, of which 49 wells were in the New Mexico Shelf area, 43 wells were in the Delaware Basin area and 12 wells were in the Texas Permian area.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2012

Unaudited

Note D. Acquisitions

Three Rivers Acquisition. In July 2012, the Company acquired certain producing and non-producing assets from Three Rivers Operating Company LLC and certain affiliated entities (collectively, the “Three Rivers Acquisition”) for cash consideration of approximately $997.0 million, subject to customary post-closing adjustments.  The Three Rivers Acquisition was primarily funded with borrowings under the Company’s credit facility. The Company’s results of operations prior to July 2012 do not include results from the Three Rivers Acquisition.

The amounts reflected in the Company’s financial statements reflect management’s initial estimates of the fair values of the acquired assets and liabilities. Adjustments to the estimated asset values will be made once the final valuations are complete. The following table reflects the initial estimated fair value associated with the Three Rivers Acquisition:

(in thousands)

Fair value of net assets:
Proved oil and natural gas properties.....................................................................................................................................................................	$690,552
Unproved oil and natural gas properties................................................................................................................................................................	334,687
Total assets acquired.............................................................................................................................................................................................	1,025,239
Current liabilities, including current portion of asset retirement obligations ..................................................................................................	(2,229)
Asset retirement obligations assumed....................................................................................................................................................................	(26,002)
Fair value of net assets acquired.........................................................................................................................................................................	$997,008

Fair value of consideration paid for net assets:
Cash consideration....................................................................................................................................................................................................	$997,008

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2012

Unaudited

PDC Acquisition. In February 2012, the Company acquired certain producing and non-producing assets from Petroleum Development Corporation (the “PDC Acquisition”) for cash consideration of approximately $189.2 million.  The PDC Acquisition was primarily funded with borrowings under the Company’s credit facility. The Company’s results of operations prior to March 2012 do not include results from the PDC Acquisition.

The following table reflects the fair value of the acquired assets and liabilities associated with the PDC Acquisition:

(in thousands)

Fair value of net assets:
Current assets ...	$2,366
Proved oil and natural gas properties ............................................................................................................................................................................	159,314
Unproved oil and natural gas properties .......................................................................................................................................................................	29,687
Total assets acquired ....................................................................................................................................................................................................	191,367
Current liabilities ...	(123)
Asset retirement obligations assumed ...........................................................................................................................................................................	(2,050)
Fair value of net assets acquired ................................................................................................................................................................................	$189,194

Fair value of consideration paid for net assets:
Cash consideration ...	$189,194

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2012

Unaudited

OGX Acquisition. In November 2011, the Company acquired three entities affiliated with OGX Holdings II, LLC (collectively, the “OGX Acquisition”) for cash consideration of approximately $252.0 million. The OGX Acquisition was primarily funded with borrowings under the Company’s credit facility. The Company’s results of operations prior to December 2011 do not include results from the OGX Acquisition.

The following table reflects the fair value of the acquired assets and liabilities associated with the OGX Acquisition:

(in thousands)

Fair value of net assets:

Current assets, net of cash acquired of $205...........................................................................................................................................................	$5,579
Proved oil and natural gas properties .......................................................................................................................................................................	98,383
Unproved oil and natural gas properties ..................................................................................................................................................................	164,798
Total assets acquired ..............................................................................................................................................................................................	268,760
Current liabilities ...	(16,438)
Asset retirement obligations .......................................................................................................................................................................................	(321)
Fair value of net assets acquired ....................................................................................................................................................................	$252,001

Fair value of consideration paid for net assets:
Cash consideration, net of cash acquired of $205 ................................................................................................................................................	$252,001

Pro forma data. The following unaudited pro forma combined condensed financial data for the three months ended September 30, 2011 and the nine months ended September 30, 2012 and 2011, were derived from the historical financial statements of the Company giving effect to the Three Rivers Acquisition, as if it had occurred on January 1, 2011. The results of operations since the closing of the Three Rivers Acquisition in July 2012 are included in the Company’s results of operations for the three and nine months ended September 30, 2012. The pro forma financial data does not include the results of operations for the OGX Acquisition or PDC Acquisition, as their results of operations were not deemed material. The unaudited pro forma combined condensed financial data has been included for comparative purposes only and is not necessarily indicative of the results that might have occurred had the Three Rivers Acquisition taken place as of the date indicated and is not intended to be a projection of future results.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(in thousands, except per share amounts)	2011	2012	2011
	(unaudited)

Operating revenues ...	$493,047	$1,507,851	$1,375,193
Net income ...	$357,114	$346,180	$640,026

Earnings per common share:

Basic ...	$3.48	$3.36	$6.24
Diluted ...	$3.44	$3.33	$6.18

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2012

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

The Company’s asset retirement obligation transactions during the three and nine months ended September 30, 2012 and 2011 are summarized in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011

Asset retirement obligations, beginning of period ..............................................................................................................................................	$68,089	$45,195	$59,685	$43,326
Liabilities incurred from new wells ........................................................................................................................................................................	3,053	1,970	6,319	5,209
Liabilities assumed in acquisitions ........................................................................................................................................................................	26,986	-	29,113	148
Accretion expense for continuing operations .....................................................................................................................................................	1,420	751	3,455	2,170
Accretion expense for discontinued operations .................................................................................................................................................	-	-	-	8
Disposition of wells ..................................................................................................................................................................................................	-	-	(66)	(412)
Liabilities settled upon plugging and abandoning wells ....................................................................................................................................	(272)	-	(514)	(686)
Revision of estimates ..............................................................................................................................................................................................	3,151	(430)	4,435	(2,277)
Asset retirement obligations, end of period .........................................................................................................................................................	$102,427	$47,486	$102,427	$47,486

Note F. Incentive plans

Defined contribution plan. The Company sponsors a 401(k) defined contribution plan for the benefit of substantially all employees. Currently, the Company matches 100 percent of employee contributions, not to exceed 10 percent of the employee’s annual salary. The Company’s contributions to the plans for the three months ended September 30, 2012 and 2011, were approximately $1.1 million and $0.4 million, respectively, and approximately $3.0 million and $1.3 million for the nine months ended September 30, 2012 and 2011, respectively.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2012

Unaudited

Stock incentive plan. The Company’s 2006 Stock Incentive Plan, as amended and restated (the “Plan”), provides for granting stock options, restricted stock awards and performance awards to employees and individuals associated with the Company. The following table shows the number of existing awards and awards available under the Plan at September 30, 2012:

Number of
Common Shares

Approved and authorized awards ...............................................................................................................................................................................	7,500,000
Stock option grants, net of forfeitures ........................................................................................................................................................................	(3,463,720)
Restricted stock grants, net of forfeitures ..................................................................................................................................................................	(1,985,301)
Treasury shares ...	81,393
Awards available for future grant ..........................................................................................................................................................................	2,132,372

Restricted stock awards.  All restricted shares are treated as issued and outstanding in the accompanying consolidated balance sheets. If an employee terminates employment prior to the restriction lapse date, the awarded shares are forfeited and cancelled and are no longer considered issued and outstanding. A summary of the Company’s restricted stock award activity for the nine months ended September 30, 2012 is presented below:

	Number of	Grant Date
	Restricted	Fair Value
	Shares	Per Share
Restricted stock:

Outstanding at December 31, 2011 ..............................................................................................................................................................................	912,013
Shares granted ...	465,748	$98.39
Shares cancelled / forfeited ............................................................................................................................................................................................	(50,703)
Lapse of restrictions ...	(223,039)
Outstanding at September 30, 2012..............................................................................................................................................................................	1,104,019

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2012

Unaudited

The following table summarizes information about stock-based compensation for the Company’s restricted stock awards activity under the Plan for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011

Grant date fair value for awards during the period:
Employee grants ...	$1,180	$13,393	$27,306	$16,969
Officer and director grants...	290	475	18,521	9,525
Total ...	$1,470	$13,868	$45,827	$26,494

Stock-based compensation expense from restricted stock:
Employee grants ...	$3,854	$1,761	$9,617	$5,412
Officer and director grants...	4,077	2,734	11,653	7,727
Total ...	$7,931	$4,495	$21,270	$13,139

Income taxes and other information:
Income tax benefit related to restricted stock .............................................................................................................................................................................	$3,032	$1,718	$8,131	$5,023
Deductions in current taxable income related to restricted stock ............................................................................................................................................	$1,043	$1,097	$22,581	$13,109

Stock option awards.  A summary of the Company’s stock option award activity under the Plan for the nine months ended September 30, 2012 is presented below:

		Weighted
		Average
	Number of	Exercise
	Options	Price

Stock options:

Outstanding at December 31, 2011 .........................................................................................................................................................................	930,178	$18.10
Options exercised ...	(495,299)	$16.28
Outstanding at September 30, 2012.........................................................................................................................................................................	434,879	$20.18

Vested at end of period...............................................................................................................................................................................................	404,702	$20.12

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2012

Unaudited

The following table summarizes information about the Company’s vested stock options outstanding at September 30, 2012:

		Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise	Number	Contractual	Exercise	Intrinsic
Prices	Vested	Life	Price	Value
				(in thousands)

Vested options:
$8.00...	15,224	1.87 years	$8.00	$1,321
$12.00...	45,911	3.09 years	$12.00	3,799
$12.50 - $15.50...	77,500	3.93 years	$14.91	6,188
$20.00 - $23.00...	206,312	5.66 years	$21.56	15,101
$28.00 - $37.27...	59,755	5.67 years	$31.25	3,794
	404,702	4.89 years	$20.12	$30,203

The following table summarizes information about stock-based compensation for stock options for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011

Stock-based compensation expense from stock options:
Employee grants ...	$7	$20	$24	$65
Officer and director grants ...	21	158	140	662
Total ...	$28	$178	$164	$727

Income taxes and other information:
Income tax benefit related to stock options ................................................................................................................................................................................	$10	$68	$63	$278
Deductions in current taxable income related to stock options exercised ..............................................................................................................................	$23,332	$5,270	$39,420	$57,425

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2012

Unaudited

Future stock-based compensation expense. The following table reflects the future stock-based compensation expense to be recorded for all the stock-based compensation awards that were outstanding at September 30, 2012:

	Restricted	Stock
(in thousands)	Stock	Options	Total

Remaining 2012 ...	$8,589	$22	$8,611
2013 ...	25,834	15	25,849
2014 ...	16,124	-	16,124
2015 ...	4,902	-	4,902
2016...	638	-	638
Total ...	$56,087	$37	$56,124

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

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2012

Unaudited

The fair value input hierarchy level to which an asset or liability measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety. The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2012, for each of the fair value hierarchy levels:

	Fair Value Measurements at Reporting Date Using

		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable	Fair Value at
	Identical Assets	Inputs	Inputs	September 30,
(in thousands)	(Level 1)	(Level 2)	(Level 3)	2012

Assets:
Commodity derivative price swap contracts .................................................................................................................................................	$-	$86,022	$-	$86,022
	-	86,022	-	86,022

Liabilities:
Commodity derivative price swap contracts .................................................................................................................................................	-	(47,825)	-	(47,825)
	-	(47,825)	-	(47,825)
Net financial assets .................................................................................................................................................................................................	$-	$38,197	$-	$38,197

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the carrying amounts and fair values of the Company’s financial instruments at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value

Assets:
Derivative instruments ......................................................................................................................................................................................................	$42,353	$42,353	$9,642	$9,642

Liabilities:
Derivative instruments.......................................................................................................................................................................................................	$4,156	$4,156	$88,472	$88,472
Credit facility ...	$804,000	$783,468	$583,500	$532,805
8.625% senior notes due 2017 ........................................................................................................................................................................................	$296,983	$327,424	$296,641	$324,080
7.0% senior notes due 2021 .............................................................................................................................................................................................	$600,000	$672,000	$600,000	$644,400
6.5% senior notes due 2022 .............................................................................................................................................................................................	$600,000	$661,500	$600,000	$627,000
5.5% senior notes due 2022 .............................................................................................................................................................................................	$600,000	$625,500	$-	$-
5.5% senior notes due 2023 .............................................................................................................................................................................................	$700,000	$731,500	$-	$-

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2012

Unaudited

Cash and cash equivalents, accounts receivable, other current assets, accounts payable, interest payable and other current liabilities. The carrying amounts approximate fair value due to the short maturity of these instruments.

Credit facility.  The fair value of the Company’s credit facility is estimated by discounting the principal and interest payments at the Company’s credit-adjusted discount rate at the reporting date.

Senior notes. The fair values of the Company’s senior notes are based on quoted market prices.

Derivative instruments. The fair value of the Company’s derivative instruments is estimated by management considering various factors, including closing exchange and over-the-counter quotations and the time value of the underlying commitments.  Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table summarizes (i) the valuation of each of the Company’s financial instruments by required fair value hierarchy levels and (ii) the gross fair value by the appropriate balance sheet classification, even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the Company’s consolidated balance sheets at September 30, 2012 and December 31, 2011:

	Fair Value Measurements Using

		Significant		Total
	Quoted Prices in	Other	Significant	Fair Value
	Active Markets for	Observable	Unobservable	at
	Identical Assets	Inputs	Inputs	September 30,
(in thousands)	(Level 1)	(Level 2)	(Level 3)	2012

Assets (a)
Current:(b)
Commodity derivative price swap contracts ................................................................................................................................................	$-	$60,174	$-	$60,174
	-	60,174	-	60,174
Noncurrent:(c)
Commodity derivative price swap contracts ................................................................................................................................................	-	25,848	-	25,848
	-	25,848	-	25,848

Liabilities (a)
Current:(b)
Commodity derivative price swap contracts ................................................................................................................................................	-	(26,396)	-	(26,396)
	-	(26,396)	-	(26,396)
Noncurrent:(c)
Commodity derivative price swap contracts ................................................................................................................................................	-	(21,429)	-	(21,429)
	-	(21,429)	-	(21,429)
Net financial assets .................................................................................................................................................................................................	$-	$38,197	$-	$38,197

(b) Total current financial assets, gross basis ..........................................................................................................................................................................................				$33,778
(c) Total noncurrent financial assets, gross basis ...................................................................................................................................................................................				4,419
	Net financial assets ...			$38,197

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2012

Unaudited

	Fair Value Measurements Using

		Significant		Total
	Quoted Prices in	Other	Significant	Fair Value
	Active Markets for	Observable	Unobservable	at
	Identical Assets	Inputs	Inputs	December 31,
(in thousands)	(Level 1)	(Level 2)	(Level 3)	2011

Assets (a)
Current:(b)
Commodity derivative price swap contracts ..........................................................................................................................................................................	$-	$28,485	$-	$28,485
	-	28,485	-	28,485
Noncurrent:(c)
Commodity derivative price swap contracts ..........................................................................................................................................................................	-	19,122	-	19,122
	-	19,122	-	19,122

Liabilities (a)
Current:(b)
Commodity derivative price swap contracts ..........................................................................................................................................................................	-	(83,005)	-	(83,005)
	-	(83,005)	-	(83,005)
Noncurrent:(c)
Commodity derivative price swap contracts ..........................................................................................................................................................................	-	(43,432)	-	(43,432)
	-	(43,432)	-	(43,432)
Noncurrent:(c)	$-	$(78,830)	$-	$(78,830)

(b) Total current financial liabilities, gross basis .....................................................................................................................................................................................				$(54,520)
(c) Total noncurrent financial liabilities, gross basis ..............................................................................................................................................................................				(24,310)
	Net financial liabilities ...			$(78,830)

(a)

The fair value of derivative instruments reported in the Company’s consolidated balance sheets is subject to netting arrangements and qualifies for net presentation. The following table reports the net basis derivative fair values as reported in the consolidated balance sheets at September 30, 2012 and December 31, 2011:

		September 30,		December 31,
(in thousands)		2012		2011

Consolidated Balance Sheets Classification:

	Current derivative contracts:
	Assets ...	$35,793		$1,698
	Liabilities ...	(2,015)		(56,218)
	Net current ...	$33,778		$(54,520)

	Noncurrent derivative contracts:
	Assets ...	$6,560		$7,944
	Liabilities ...	(2,141)		(32,254)
	Net noncurrent ...	$4,419		$(24,310)

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2012

Unaudited

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are reported at fair value on a nonrecurring basis in the Company’s consolidated balance sheets.  The following methods and assumptions were used to estimate the fair values:

Impairments of long-lived assets – The Company reviews its long-lived assets to be held and used, including proved oil and natural gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. In this circumstance, the Company recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. The Company reviews its oil and natural gas properties by depletion base or by individual well for those wells not constituting part of a depletion base. For each property determined to be impaired, an impairment loss equal to the difference between the carrying value of the properties and the estimated fair value (discounted future cash flows) of the properties would be recognized at that time. Estimating future cash flows involves the use of judgments, including estimation of the proved and unproved oil and natural gas reserve quantities, timing of development and production, expected future commodity prices, capital expenditures and production costs.

The Company periodically reviews its proved oil and natural gas properties for impairment. Impairment expense is caused primarily due to declines in commodity prices and well performance. The Company did not recognize any impairment charges for the three months ended September 30, 2011 or for the three or nine months ended September 30, 2012. The following table reports the carrying amounts, estimated fair values and impairment expense of long-lived assets for continuing operations for the nine months ended September 30, 2011:

	Carrying	Estimated	Impairment
(in thousands)	Amount	Fair Value	Expense

Nine Months Ended September 30, 2011.......................................................................................................................	$77	$1	$76

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

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2012

Unaudited

The following table sets forth the measurement information for assets measured at fair value on a nonrecurring basis:

	Fair Value Measurements Using

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	Impairment
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Loss

Three Months Ended September 30, 2012
Impairment of long-lived assets .....................................................................................................................................................	$-	$-	$-	$-
Asset retirement obligations incurred or assumed........................................................................................................................	-	-	30,039

Three Months Ended September 30, 2011
Impairment of long-lived assets .....................................................................................................................................................	$-	$-	$-	$-
Asset retirement obligations incurred or assumed........................................................................................................................	-	-	1,970

Nine Months Ended September 30, 2012
Impairment of long-lived assets .....................................................................................................................................................	$-	$-	$-	$-
Asset retirement obligations incurred or assumed........................................................................................................................	-	-	35,432

Nine Months Ended September 30, 2011
Impairment of long-lived assets .....................................................................................................................................................	$-	$-	$1	$76
Asset retirement obligations incurred or assumed........................................................................................................................	-	-	5,357

Note H. Derivative financial instruments

The Company uses derivative financial contracts to manage its exposure to commodity price and interest rate fluctuations. Commodity hedges are used to (i) reduce the effect of the volatility of price changes on the oil and natural gas the Company produces and sells, (ii) support the Company’s capital budget and expenditure plans and (iii) support the economics associated with acquisitions. The Company does not enter into derivative financial instruments for speculative or trading purposes. The Company may also enter into physical delivery contracts to effectively provide commodity price hedges. Because these contracts are not expected to be net cash settled, they are considered to be normal sales contracts and not derivatives. Therefore, these contracts are not recorded in the Company’s consolidated financial statements.

Currently, the Company does not designate its derivative instruments to qualify for hedge accounting.  Accordingly, the Company reflects changes in the fair value of its derivative instruments in its statements of operations as they occur.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2012

Unaudited

Commodity derivative contracts at September 30, 2012. The following table sets forth the Company’s outstanding derivative contracts at September 30, 2012. When aggregating multiple contracts, the weighted average contract price is disclosed.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Oil Swaps: (a)
2012:
Volume (Bbl) ...				3,676,500	3,676,500
Price per Bbl ...				$96.01	$96.01
2013:
Volume (Bbl) ...	3,362,000	3,122,000	2,939,000	2,792,000	12,215,000
Price per Bbl ...	$96.28	$96.25	$95.86	$95.55	$96.01
2014:
Volume (Bbl) ...	2,616,000	2,523,000	453,000	451,000	6,043,000
Price per Bbl ...	$93.68	$92.19	$86.55	$86.53	$91.99
2015:
Volume (Bbl) ...	420,000	420,000	119,000	117,000	1,076,000
Price per Bbl ...	$85.91	$85.91	$89.44	$89.43	$86.69
2016:
Volume (Bbl) ...	108,000	108,000	108,000	105,000	429,000
Price per Bbl ...	$88.32	$88.32	$88.32	$88.28	$88.31
2017:
Volume (Bbl) ...	84,000	84,000	-	-	168,000
Price per Bbl ...	$87.00	$87.00	$-	$-	$87.00

Natural Gas Swaps: (b)
2012:
Volume (MMBtu) ...				75,000	75,000
Price per MMBtu ...				$6.54	$6.54

(a) The index prices for the oil price swaps are based on the NYMEX – West Texas Intermediate monthly average futures price.
(b) The index prices for the natural gas price swaps are based on the NYMEX – Henry Hub last trading day futures price.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2012

Unaudited

The following table summarizes the gains and losses reported in earnings related to the commodity and interest rate derivative instruments for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011

Gain (loss) on derivatives not designated as hedges:

Cash (payments on) receipts from derivatives not designated as hedges:
Commodity derivatives:
Oil ...	$15,859	$(8,051)	$(8,374)	$(88,679)
Natural gas ...	280	6,263	889	17,468
Interest rate derivatives ...	-	-	-	(6,624)

...

...

Mark-to-market gain (loss):
Commodity derivatives:
Oil ...	(151,260)	390,327	117,760	381,385
Natural gas ...	(294)	(3,317)	(733)	(12,342)
Interest rate derivatives ...	-	-	-	5,754
Total gain (loss) on derivatives not designated
as hedges ........................................................................................................................................................................................	$(135,415)	$385,222	$109,542	$296,962

All of the Company’s derivative contracts at September 30, 2012 are expected to settle by June 30, 2017.

Note I. Debt

The Company’s debt consisted of the following at September 30, 2012 and December 31, 2011:

	September 30,	December 31,
(in thousands)	2012	2011

Credit facility ...	$804,000	$583,500
8.625% unsecured senior notes due 2017 .....................................................................................................................................................................	300,000	300,000
7.0% unsecured senior notes due 2021 ..........................................................................................................................................................................	600,000	600,000
6.5% unsecured senior notes due 2022 ..........................................................................................................................................................................	600,000	600,000
5.5% unsecured senior notes due 2022 ..........................................................................................................................................................................	600,000	-
5.5% unsecured senior notes due 2023 ..........................................................................................................................................................................	700,000	-
Unamortized original issue discount, net .......................................................................................................................................................................	(3,017)	(3,359)
Less: current portion ......................................................................................................................................................................................................	-	-
Total long-term debt .............................................................................................................................................................................................	$3,600,983	$2,080,141

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2012

Unaudited

Credit facility. The Company’s credit facility, as amended (the “Credit Facility”), has a maturity date of April 25, 2016. The Company’s borrowing base is $3.0 billion until the next scheduled borrowing base redetermination in April 2013, and commitments from the Company’s bank group total $2.5 billion. Between scheduled borrowing base redeterminations, the Company and the lenders (requiring a 66 2/3 percent vote), may each request one special redetermination.

Advances on the Credit Facility bear interest, at the Company’s option, based on (i) the prime rate of JPMorgan Chase Bank (“JPM Prime Rate”) (3.25 percent at September 30, 2012) or (ii) a Eurodollar rate (substantially equal to the LIBOR). At September 30, 2012, the interest rates of Eurodollar rate advances and JPM Prime Rate advances varied, with interest margins ranging from 150 to 250 basis points and 50 to 150 basis points per annum, respectively, depending on the debt balance outstanding. At September 30, 2012, the Company paid commitment fees on the unused portion of the available commitments ranging from 37.5 to 50 basis points per annum.

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

Senior notes. Interest on the Company’s senior notes is paid in arrears semi-annually. The senior notes are fully and unconditionally guaranteed on a senior unsecured basis by certain subsidiaries of the Company. In August 2012, the Company issued $700 million aggregate principal amount of 5.5% senior notes due 2023 at par which mature on April 1, 2023.

At September 30, 2012, the Company was in compliance with the covenants under its debt instruments.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2012

Unaudited

Future interest from original issue discount at September 30, 2012 was as follows:

(in thousands)

Remaining 2012 ...	$120
2013...	507
2014...	557
2015...	612
2016...	672
Thereafter ...	549
Total ...	$3,017

Principal maturities of debt. Principal maturities of long-term debt outstanding at September 30, 2012 were as follows:

(in thousands)

2012...	$-
2013...	-
2014...	-
2015...	-
2016...	804,000
Thereafter ...	2,800,000
Total ...	$3,604,000

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2012

Unaudited

Interest expense.  The following amounts have been incurred and charged to interest expense for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011

Cash payments for interest .........................................................................................................................................................................................	$48,203	$28,683	$115,731	$60,825
Amortization of original issue discount ....................................................................................................................................................................	117	106	342	24
Amortization of deferred loan origination costs .....................................................................................................................................................	3,114	2,644	8,724	8,997
Write-off of deferred loan origination costs and original issue premium ...........................................................................................................	-	-	-	(8,513)
Net changes in accruals ...............................................................................................................................................................................................	(97)	1,448	4,276	22,941
Interest costs incurred .........................................................................................................................................................................................	51,337	32,881	129,073	84,274
Less: capitalized interest ..............................................................................................................................................................................................	-	-	-	(73)
Total interest expense .........................................................................................................................................................................................	$51,337	$32,881	$129,073	$84,201

Note J. Commitments and contingencies

Severance agreements.  The Company has entered into severance and change in control agreements with all of its officers.  The current annual salaries for the Company’s officers covered under such agreements total approximately $5.4 million.

Indemnifications.  The Company has agreed to indemnify its directors and officers with respect to claims and damages arising from certain acts or omissions taken in such capacity.

Legal actions.  The Company is a party to proceedings and claims incidental to its business.  While many of these matters involve inherent uncertainty, the Company believes that the amount of the liability, if any, ultimately incurred with respect to any such proceedings or claims will not have a material adverse effect on the Company’s consolidated financial position as a whole or on its liquidity, capital resources or future results of operations. The Company will continue to evaluate proceedings and claims involving the Company on a regular basis and will establish and adjust any reserves as appropriate to reflect its assessment of the then current status of the matters.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2012

Unaudited

Contractual drilling commitments.  The Company periodically enters into contractual arrangements under which the Company is committed to expend funds to drill wells in the future, including agreements to secure drilling rig services, which require the Company to make future minimum payments to the rig operators.  The Company records drilling commitments in the periods in which well capital is incurred or rig services are provided. The following table summarizes the Company’s future drilling commitments at September 30, 2012:

	Payments Due By Period

	Total	Less than	1-3	3-5	More than
(in thousands)		1 year	years	years	5 years

Contractual drilling commitments ..............................................................................................................................................	$16,400	$13,796	$2,604	$-	$-

Operating leases. The Company leases vehicles, equipment and office facilities under non-cancellable operating leases. Lease payments associated with these operating leases for each of the three months ended September 30, 2012 and 2011 were approximately $1.3 million and $0.9 million, respectively, and approximately $3.6 million and $2.6 million for the nine months ended September 30, 2012 and 2011, respectively.

Future minimum lease commitments under non-cancellable operating leases at September 30, 2012 were as follows:

(in thousands)

Remaining 2012 ...	$1,269
2013...	4,618
2014...	3,608
2015...	2,407
2016...	1,702
Thereafter ...	442
Total ...	$14,046

Note K. Income taxes

The Company uses an asset and liability approach for financial accounting and reporting for income taxes. The Company’s objectives of accounting for income taxes are to recognize (i) the amount of taxes payable or refundable for the current year and (ii) deferred tax liabilities and assets for the future tax consequences of events that have been recognized in its financial statements or tax returns. The Company and its subsidiaries file a federal corporate income tax return on a consolidated basis.  The tax returns and the amount of taxable income or loss are subject to examination by federal and state taxing authorities. At September 30, 2012 and December 31, 2011, the Company had current income taxes receivable of approximately $6.4 million and $3.9 million, respectively, and current income taxes payable of approximately $0.7 million and $0.8 million, respectively.

The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration. Management monitors company-specific, oil and natural gas industry and worldwide economic factors and assesses the likelihood that the Company’s net operating loss carryforwards (“NOLs”), if any, and

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2012

Unaudited

other deferred tax attributes in the United States, state, and local tax jurisdictions will be utilized prior to their expiration. At September 30, 2012 and December 31, 2011, the Company had no valuation allowances related to its deferred tax assets.

At September 30, 2012, the Company did not have any significant uncertain tax positions requiring recognition in the financial statements.  The tax years 2009 through 2011 remain subject to examination by the major tax jurisdictions.

Income tax provision.  The Company’s income tax provision and amounts separately allocated were attributable to the following items for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011

Income from continuing operations.........................................................................................................................................	$4,155	$221,199	$220,835	$334,000
Income from discontinued operations ....................................................................................................................................	-	-	-	56,529

Changes in stockholders' equity:
Excess tax benefits related to stock-based compensation ......................................................................................	(8,129)	(2,105)	(18,522)	(23,222)
	$(3,974)	$219,094	$202,313	$367,307

The Company’s income tax provision attributable to income from continuing operations consisted of the following for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011

Current:
U.S. federal ...	$1,330	$9,826	$13,574	$19,378
U.S. state and local ...	580	1,141	2,457	2,423
Total current income tax provision..................................................................................................................................................................................	1,910	10,967	16,031	21,801
Deferred:
U.S. federal ...	2,134	182,698	178,400	271,297
U.S. state and local ...	111	27,534	26,404	40,902
Total deferred income tax provision ...............................................................................................................................................................................	2,245	210,232	204,804	312,199
Total income tax provision attributable to income from
continuing operations......................................................................................................................................................................................................	$4,155	$221,199	$220,835	$334,000

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2012

Unaudited

The reconciliation between the income tax expense computed by multiplying pretax income from continuing operations by the United States federal statutory rate and the reported amounts of income tax expense from continuing operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011

Income at U.S. federal statutory rate...............................................................................................................................................................................	$3,550	$202,091	$202,033	$305,821
State income taxes (net of federal tax effect)................................................................................................................................................................	329	18,592	18,640	28,115
Statutory depletion...	(91)	(110)	(207)	(296)
Nondeductible expense & other.........................................................................................................................................................................................	367	626	369	360
Income tax expense ..............................................................................................................................................................................................	$4,155	$221,199	$220,835	$334,000

Effective tax rate ...	41.0%	38.3%	38.3%	38.2%

The Company’s income tax provision attributable to income from discontinued operations consisted of the following for the nine months ended September 30, 2011:

Nine Months Ended
(in thousands)	September 30, 2011

Current:
U.S. federal ...	$(1,192)
U.S. state and local ...	4
Total current income tax benefit .....................................................................................................................................................................................	(1,188)
Deferred:
U.S. federal ...	50,373
U.S. state and local ...	7,344
Total deferred income tax provision ...............................................................................................................................................................................	57,717
Total income tax provision attributable to income from discontinued operations ...........................................................................................	$56,529

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2012

Unaudited

Note L. Related party transactions

The following tables summarize charges incurred with and payments made to the Company’s related parties and reported in the consolidated statements of operations, as well as outstanding payables included in the consolidated balance sheets for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011

Royalty interests paid to a director of the Company (a) .................................................................	$525	$37	$1,820	$99

Amounts paid under consulting agreement with Steven L. Beal (b) ..............................................	$60	$60	$180	$180

	September 30,	December 31,
(in thousands)	2012	2011

Amounts included in accounts payable - related parties:

Royalty interests of a director of the Company (a) .....................................................................................	$227	$154

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

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2012

Unaudited

Note M. Discontinued operations

In March 2011, the Company sold its Bakken assets for cash consideration of approximately $195.9 million and recognized a pre-tax gain on the sale of assets of approximately $142.0 million. The Company reflected the result of operations of this divestiture as discontinued operations, rather than as a component of continuing operations. The following table represents the components of the Company’s discontinued operations for the nine months ended September 30, 2011:

Nine Months Ended
(in thousands)	September 30, 2011

Operating revenues:
Oil sales ...	$9,456
Natural gas sales ...	68
Total operating revenues...	9,524
Operating costs and expenses:
Oil and natural gas production ...................................................................................................................................................................................................	1,642
Depreciation, depletion and amortization (a) ..........................................................................................................................................................................	2,107
Accretion of discount on asset retirement obligations (a) .....................................................................................................................................................	8
Total operating costs and expenses........................................................................................................................................................................................	3,757
Income from operations ...	5,767
Other income (expense):
Gain on disposition of assets, net (a) .........................................................................................................................................................................................	141,950
Income from discontinued operations before income taxes .............................................................................................................................................	147,717
Income tax benefit (expense):
Current ...	1,188
Deferred (a) ...	(57,717)
Income from discontinued operations, net of tax ................................................................................................................................................................	$91,188

(a) Represents the significant non-cash components of discontinued operations.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2012

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

The following table is a reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011

Weighted average common shares outstanding:

Basic ...	103,292	102,733	103,088	102,517
Dilutive common stock options ..................................................................................................................................................................................................	323	503	399	605
Dilutive restricted stock ...	425	460	411	491
Diluted ...	104,040	103,696	103,898	103,613

The following table is a summary of the common stock options and restricted stock which were not included in the computation of diluted net income per share, as inclusion of these items would be antidilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011

Number of antidilutive common shares:

Antidilutive common stock options .......................................................................................................................................................	-	-	-	-
Antidilutive restricted stock .....................................................................................................................................................................	31	60	126	36

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2012

Unaudited

Note O. Other current liabilities

The following table provides the components of the Company’s other current liabilities at September 30, 2012 and December 31, 2011:

	September 30,	December 31,
(in thousands)	2012	2011

Other current liabilities:
Accrued production costs ...	$58,276	$47,437
Payroll related matters ...	12,257	18,433
Accrued interest ...	57,009	52,733
Asset retirement obligations ...	3,953	7,445
Other ...	13,666	16,638
Other current liabilities ...	$145,161	$142,686

Note P.  Subsidiary guarantors

Certain of the Company’s wholly-owned and controlled subsidiaries have fully and unconditionally guaranteed the Company’s senior notes. See Note I for a summary of the Company’s senior notes. In accordance with practices accepted by the United States Securities and Exchange Commission, the Company has prepared Condensed Consolidating Financial Statements in order to quantify the assets, results of operations and cash flows of such subsidiaries as subsidiary guarantors. One of the entities included in the Company’s consolidated financial statements was formed to effectuate a tax-free exchange of assets. This entity does not guarantee the Company’s senior notes and is referred to as a “Non-Guarantor Subsidiary” in the tables below.

The following Condensed Consolidating Balance Sheets at September 30, 2012 and December 31, 2011, Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2012 and 2011, and Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, present financial information for Concho Resources Inc. as the Parent on a stand-alone basis (carrying any investments in subsidiaries under the equity method), financial information for the subsidiary guarantors on a stand-alone basis (carrying any investment in non-guarantor subsidiaries under the equity method), financial information for the subsidiary non-guarantor on a stand-alone basis and the consolidation and elimination entries necessary to arrive at the information for the Company on a consolidated basis. All current and deferred income taxes are recorded on Concho Resources Inc., as the subsidiaries are flow-through entities for income tax purposes. The subsidiary guarantors and subsidiary non-guarantor are not restricted from making distributions to the Company.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2012

Unaudited

Condensed Consolidating Balance Sheet
September 30, 2012

	Parent	Subsidiary	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Non-Guarantor	Entries	Total

ASSETS
Accounts receivable - related parties ..........................................................................................................................................................................................	$6,352,530	$1,271,564	$-	$(7,624,094)	$-
Other current assets ...	45,186	451,682	-	-	496,868
Oil and natural gas properties, net ...............................................................................................................................................................................................	-	7,637,254	545,112	-	8,182,366
Property and equipment, net ...	-	97,946	-	-	97,946
Investment in subsidiaries ...	2,990,980	-	-	(2,990,980)	-
Other long-term assets ...	87,403	68,434	-	-	155,837
Total assets ...	$9,476,099	$9,526,880	$545,112	$(10,615,074)	$8,933,017

LIABILITIES AND EQUITY
Accounts payable - related parties ..............................................................................................................................................................................................	$1,271,564	$5,809,039	$543,718	$(7,624,094)	$227
Other current liabilities ...	70,589	629,331	20	-	699,940
Other long-term liabilities ...	1,150,525	93,109	5,795	-	1,249,429
Long-term debt ...	3,600,983	-	-	-	3,600,983
Equity ...	3,382,438	2,995,401	(4,421)	(2,990,980)	3,382,438
Total liabilities and equity ...	$9,476,099	$9,526,880	$545,112	$(10,615,074)	$8,933,017

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2012

Unaudited

Condensed Consolidating Balance Sheet
December 31, 2011

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

ASSETS
Accounts receivable - related parties ..........................................................................................................................................................................................	$4,983,923	$706,905	$(5,690,828)	$-
Other current assets ...	34,229	376,794	-	411,023
Oil and natural gas properties, net ...............................................................................................................................................................................................	-	6,230,915	-	6,230,915
Property and equipment, net ...	-	59,203	-	59,203
Investment in subsidiaries ...	2,394,050	-	(2,394,050)	-
Other long-term assets ...	73,587	74,848	-	148,435
Total assets ...	$7,485,789	$7,448,665	$(8,084,878)	$6,849,576

LIABILITIES AND EQUITY
Accounts payable - related parties ..............................................................................................................................................................................................	$1,271,524	$4,419,315	$(5,690,828)	$11
Other current liabilities ...	118,836	582,630	-	701,466
Other long-term liabilities ...	1,034,549	52,670	-	1,087,219
Long-term debt ...	2,080,141	-	-	2,080,141
Equity ...	2,980,739	2,394,050	(2,394,050)	2,980,739
Total liabilities and equity ...	$7,485,789	$7,448,665	$(8,084,878)	$6,849,576

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2012

	Parent	Subsidiary	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Non-Guarantor	Entries	Total

Total operating revenues ...	$-	$490,205	$7,342	$-	$497,547
Total operating costs and expenses .......................................................................................................................................................................................	(135,637)	(291,596)	(5,720)	-	(432,953)
Income (loss) from operations ............................................................................................................................................................................................	(135,637)	198,609	1,622	-	64,594
Interest expense ...	(51,337)	-	-	-	(51,337)
Other, net ...	197,117	2,309	(6,043)	(196,497)	(3,114)
Income before income taxes ...............................................................................................................................................................................................	10,143	200,918	(4,421)	(196,497)	10,143
Income tax expense ...	(4,155)	-	-	-	(4,155)
Net income ...	$5,988	$200,918	$(4,421)	$(196,497)	$5,988

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2012

Unaudited

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2011

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Total operating revenues ...	$-	$454,468	$-	$454,468
Total operating costs and expenses .......................................................................................................................................................................................	383,660	(225,340)	-	158,320
Income from operations .......................................................................................................................................................................................................	383,660	229,128	-	612,788
Interest expense ...	(32,881)	-	-	(32,881)
Other, net ...	226,625	(2,503)	(226,625)	(2,503)
Income before income taxes ...............................................................................................................................................................................................	577,404	226,625	(226,625)	577,404
Income tax expense ...	(221,199)	-	-	(221,199)
Net income ...	$356,205	$226,625	$(226,625)	$356,205

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2012

	Parent	Subsidiary	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Non-Guarantor	Entries	Total

Total operating revenues ...	$-	$1,430,806	$7,342	$-	$1,438,148
Total operating costs and expenses .......................................................................................................................................................................................	108,776	(829,977)	(5,720)	-	(726,921)
Income from operations .......................................................................................................................................................................................................	108,776	600,829	1,622	-	711,227
Interest expense ...	(129,073)	-	-	-	(129,073)
Other, net ...	597,534	522	(6,043)	(596,930)	(4,917)
Income before income taxes ...............................................................................................................................................................................................	577,237	601,351	(4,421)	(596,930)	577,237
Income tax expense ...	(220,835)	-	-	-	(220,835)
Net income ...	$356,402	$601,351	$(4,421)	$(596,930)	$356,402

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2012

Unaudited

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2011

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Total operating revenues ...	$-	$1,261,540	$-	$1,261,540
Total operating costs and expenses .......................................................................................................................................................................................	295,972	(594,947)	-	(298,975)
Income from continuing operations ...................................................................................................................................................................................	295,972	666,593	-	962,565
Interest expense ...	(84,201)	-	-	(84,201)
Other, net ...	809,720	(4,690)	(809,620)	(4,590)
Income from continuing operations before income taxes .............................................................................................................................................	1,021,491	661,903	(809,620)	873,774
Income tax expense ...	(334,000)	-	-	(334,000)
Income from continuing operations ...................................................................................................................................................................................	687,491	661,903	(809,620)	539,774
Income (loss) from discontinued operations, net of tax ....................................................................................................................................................	(56,529)	147,717	-	91,188
Net income ...	$630,962	$809,620	$(809,620)	$630,962

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2012

	Parent	Subsidiary	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Non-Guarantor	Entries	Total

Net cash flows provided by (used in)
operating activities ...	$(1,512,952)	$2,355,751	$2,837	$-	$845,636
Net cash flows used in investing
activities ...	(7,485)	(1,816,184)	(543,738)	-	(2,367,407)
Net cash flows provided by (used in)
financing activities ...	1,520,437	(539,618)	540,901	-	1,521,720
Net decrease in cash and cash
equivalents ...	-	(51)	-	-	(51)
Cash and cash equivalents at
beginning of period ...	-	342	-	-	342
Cash and cash equivalents at
end of period ...	$-	$291	$-	$-	$291

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2012

Unaudited

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2011

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Net cash flows provided by (used in) operating activities .........................................................................................	$(60,598)	$839,584	$-	$778,986
Net cash flows used in investing activities ...................................................................................................................	(73,419)	(884,326)	-	(957,745)
Net cash flows provided by financing activities .........................................................................................................	133,971	44,578	-	178,549
Net decrease in cash and cash equivalents ................................................................................................................	(46)	(164)	-	(210)
Cash and cash equivalents at beginning of period ...................................................................................................	46	338	-	384
Cash and cash equivalents at end of period ..............................................................................................................	$-	$174	$-	$174

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2012

Unaudited

Note Q.  Subsequent events

New commodity derivative contracts. In October 2012, the Company entered into the following additional oil price swaps to hedge additional amounts of its estimated future production:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Oil Swaps: (a)
2012:
Volume (Bbl) ...				475,000	475,000
Price per Bbl ...				$91.60	$91.60
2013:
Volume (Bbl) ...	385,000	295,000	239,000	196,000	1,115,000
Price per Bbl ...	$93.16	$93.16	$93.16	$93.15	$93.16
2014:
Volume (Bbl) ...	219,000	181,000	420,000	420,000	1,240,000
Price per Bbl ...	$91.97	$91.85	$91.50	$91.50	$91.64

(a) The index prices for the oil price swaps are based on the NYMEX – West Texas Intermediate monthly average futures price.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2012

Unaudited

Divestiture.  In November 2012, the Company entered into a definitive agreement to sell certain of its non-core assets, a portion of which were acquired in the Three Rivers Acquisition, for approximately $520 million, subject to customary closing adjustments. No assurances can be given that this divestment will close, which is dependent on numerous factors including, but not limited to, market conditions.

The Company’s statements of operations for the three and nine months ended September 30, 2012 and 2011 reflect the following results of operations for the assets subject to the definitive agreement.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011

Operating revenues:
Oil sales ...	$26,616	$26,297	$82,518	$73,671
Natural gas sales ...	5,588	5,896	13,342	14,440
Total operating revenues ...	32,204	32,193	95,860	88,111
Operating costs and expenses:
Oil and natural gas production ...................................................................................................................................................................................................	8,701	7,743	24,863	21,504
Depreciation, depletion and amortization (a) ..........................................................................................................................................................................	9,623	6,318	26,412	20,126
Accretion of discount on asset retirement obligations (a) .....................................................................................................................................................	336	126	629	395
General and administrative (b) ...................................................................................................................................................................................................	(619)	(572)	(1,766)	(1,682)
Total operating costs and expenses ........................................................................................................................................................................................	18,041	13,615	50,138	40,343
Income before income taxes .....................................................................................................................................................................................................	14,163	18,578	45,722	47,768
Income tax benefit (expense):
Current ...	(4,576)	(3,494)	(14,773)	(8,983)
Deferred (a) ...	(521)	(3,367)	(1,682)	(8,658)
Net income ...	$9,066	$11,717	$29,267	$30,127

(a) Represents the significant non-cash amounts.
(b) Represents the fees received from third-parties for operating oil and natural gas properties that were sold. The Company reflects these fees as a reduction of general and administrative expenses.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2012

Unaudited

Note R.  Supplementary information

Capitalized costs

	September 30,	December 31,
(in thousands)	2012	2011

Oil and natural gas properties:
Proved ...	$8,566,155	$6,551,396
Unproved ...	1,158,267	796,064
Less: accumulated depletion .......................................................................................................................................................................................................	(1,542,056)	(1,116,545)
Net capitalized costs for oil and natural gas properties ......................................................................................................................................................	$8,182,366	$6,230,915

Costs incurred for oil and natural gas producing activities  (a)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011

Property acquisition costs:
Proved ...	$690,158	$-	$855,773	$69,148
Unproved ...	349,903	42,432	411,110	117,772
Exploration ...	223,569	138,170	567,065	410,089
Development ...	187,759	233,062	574,541	567,547
Total costs incurred for oil and natural gas properties ............................................................................................................................................................	$1,451,389	$413,664	$2,408,489	$1,164,556

(a)	The costs incurred for oil and natural gas producing activities includes the following amounts of asset retirement obligations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011

Proved property acquisition costs ...............................................................................................................................................................................................	$26,986	$-	$29,113	$148
Exploration costs...	1,185	198	2,452	838
Development costs...	5,019	1,342	8,302	2,094
Total asset retirement obligations .............................................................................................................................................................................................	$33,190	$1,540	$39,867	$3,080

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2012

Unaudited

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our business and results of operations together with our present financial condition. This section should be read in conjunction with our historical consolidated financial statements and notes. As a result of the acquisitions and divestures discussed below, many comparisons between periods may be difficult or impossible.

In July 2012, we acquired certain producing and non-producing assets from Three Rivers Operating Company (the “Three Rivers Acquisition”) for cash consideration of approximately $997.0 million, subject to customary post-closing adjustments. The Three Rivers Acquisition was primarily funded with borrowings under our credit facility. The results of operations prior to July 2012 do not include results from the Three Rivers Acquisition.

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

In March 2011, we sold our Bakken assets for cash consideration of approximately $195.9 million and recognized a pre-tax gain on the sale of assets of approximately $142.0 million. We have reflected the results of operations of these divested assets as discontinued operations, rather than as a component of continuing operations. See Note M of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding these divestitures and their discontinued operations. For the first quarter of 2011, these assets produced an average of 1,369 Boe per day.

Certain statements in our discussion below are forward-looking statements. These forward-looking statements involve risks and uncertainties. We caution that a number of factors could cause actual results to differ materially from those implied or expressed by the forward-looking statements. Please see “Cautionary Statement Regarding Forward-Looking Statements.”

Overview

We are an independent oil and natural gas company engaged in the acquisition, development and exploration of producing oil and natural gas properties. Our core operations are primarily focused in the Permian Basin of Southeast New Mexico and West Texas. We refer to our three core operating areas as the (i) New Mexico Shelf, where we primarily target the Yeso and Lower Abo formations, (ii) Delaware Basin, where we primarily target the Bone Spring formation (which includes the Avalon Shale and the Bone Springs sands) and the Wolfcamp shale, and (iii) Texas Permian, where we primarily target the Wolfberry, a term applied to the combined Wolfcamp and Spraberry horizons. Oil comprised 61.7 percent of our 386.5 MMBoe of estimated proved reserves at December 31, 2011 and 60.6 percent of our 21.5 MMBoe of production for the nine months ended September 30, 2012. We seek to operate the wells in which we own an interest, and we operated wells that accounted for 93.0 percent of our proved developed producing PV-10 and 78.8 percent of our 5,504 gross wells at December 31, 2011. By controlling operations, we are able to more effectively manage the cost and timing of exploration and development of our properties, including the drilling and stimulation methods used.

Financial and Operating Performance

Our financial and operating performance for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, included the following highlights:

•         Net income was $356.4 million ($3.43 per diluted share) for the first nine months of 2012, as compared to net income of $631.0 million ($6.09  per diluted share) during the nine months ended September 30, 2011. The decrease in net income was primarily due to:

▪  $142.0 million pre-tax gain from discontinued operations related to the sale of our Bakken assets in the first quarter of 2011;

▪  $130.0 million increase in depreciation, depletion and amortization (“DD&A”) expense from continuing operations, primarily due to (i) capitalized costs associated with new wells that were successfully drilled and completed in 2011 and 2012 and (ii) the acquisitions in 2011and 2012;

▪  $59.2 million increase in oil and natural gas production costs from continuing operations due in part to increased (i) production, partially related to acquisitions in 2011 and 2012 and (ii) oil and natural gas revenues that directly increased our oil and natural gas production taxes;

▪  a $109.5 million gain on derivatives not designated as hedges for the first nine months of 2012, as compared to a $297.0 million gain on derivatives not designated as hedges during the nine months ended September 30, 2011; and

▪  $44.9 million increase in interest expense due to (i) a 55 percent increase in the weighted average debt balance outstanding between the periods primarily related to acquisitions and (ii) our senior note issuances in 2011 and 2012 which bear higher interest costs than borrowings under our credit facility;

partially offset by:

▪  $176.6 million increase in oil and natural gas revenues from continuing operations as a result of a 27 percent increase in production offset by a 10 percent decrease in commodity price realizations per Boe (excluding the effects of derivative activities); and

•         Average daily sales volumes from continuing operations increased by 26 percent from 62,231 Boe per day during the first nine months of 2011 to 78,643 Boe per day during the first nine months of 2012. The increase is primarily attributable to our successful drilling efforts during 2011 and 2012 and our acquisitions in 2011 and 2012.

•         Net cash provided by operating activities increased by approximately $66.6 million to $845.6 million for the first nine months of 2012, as compared to $779.0 million in the first nine months of 2011, primarily due to (i) increased oil and natural gas revenues and (ii) positive variances in working capital changes, offset by increases in related oil and natural gas production costs and other cash related costs.

•         Long-term debt increased by approximately $1.5 billion during the first nine months of 2012, primarily as a result of the PDC Acquisition and Three Rivers Acquisition in February 2012 and July 2012, respectively.

•         At September 30, 2012, availability under our credit facility was approximately $1.7 billion.

Commodity Prices

Our results of operations are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control. Factors that may impact future commodity prices, including the price of oil and natural gas, include:

•         economic stimulus initiatives in the United States;

•         worldwide and continuing economic struggles in Eurozone nations’ economies;

•         political and economic developments in the Middle East;

•         demand from Asian and European markets;

•         the extent to which members of the Organization of Petroleum Exporting Countries and other oil exporting nations are able to continue to manage oil supply through export quotas;

•         technological advances affecting energy consumption and energy supply;

•         the effect of energy conservation efforts;

•         the price and availability of alternative fuels;

•         domestic and foreign governmental regulations and taxation;

•         the proximity, capacity, cost and availability of pipelines and other transportation facilities;

•         the overall global demand for oil;  and

•         overall North American natural gas supply and demand fundamentals, including:

▪  the United States economy impact,

▪  weather conditions, and

▪  liquefied natural gas deliveries to the United States.

Although we cannot predict the occurrence of events that may affect future commodity prices or the degree to which these prices will be affected, the prices for any commodity that we produce will generally approximate current market prices in the geographic region of the production. From time to time, we expect that we may economically hedge a portion of our commodity price risk to mitigate the impact of price volatility on our business. See Note H of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding our commodity derivative positions at September 30, 2012.

Oil and natural gas prices have been subject to significant fluctuations during the past several years. In general, oil prices were relatively stable during the comparable periods of 2012 measured against 2011, while natural gas prices were significantly lower. The following table sets forth the average New York Mercantile Exchange (“NYMEX”) oil and natural gas prices for the three and nine months ended September 30, 2012 and 2011, as well as the high and low NYMEX prices for the same periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Average NYMEX prices:
Oil (Bbl) ...	$92.29	$89.59	$96.21	$95.46
Natural gas (MMBtu) ...	$2.89	$4.06	$2.59	$4.21

High and Low NYMEX prices:

Oil (Bbl):
High ...	$99.00	$99.87	$109.77	$113.93
Low ...	$83.75	$79.20	$77.69	$79.20

Natural gas (MMBtu):
High ...	$3.32	$4.55	$3.32	$4.85
Low ...	$2.61	$3.67	$1.91	$3.67

Further, the NYMEX oil price and NYMEX natural gas price reached highs and lows of $92.48 and $84.86 per Bbl and $3.70 and $3.32 per MMBtu, respectively, during the period from September 30, 2012 to November 5, 2012. At November 5, 2012, the NYMEX oil price and NYMEX natural gas price were $85.65 per Bbl and $3.55 per MMBtu, respectively.

Recent Events

2013 capital budget.  In November 2012, we announced our 2013 capital budget of approximately $1.6 billion, which we expect will be substantially funded within our cash flow, based on current commodity prices and capital costs. As our size and financial flexibility have grown, we take a longer-term view on spending within our cash flow, and our spending during any specific period may exceed our cash flow for that period. However, our capital budget is largely discretionary, and if we experience sustained oil and natural gas prices significantly below the current levels or substantial increases in our costs, we may reduce our capital spending program to be substantially within our cash flow.

2013
Capital
(in millions)	Budget

Drilling and completion costs:
New Mexico Shelf ...	$285
Delaware Basin ...	725
Texas Permian ...	342
Acquisition of leasehold acreage and geological and geophysical data ...................................................................................................................................	110
Facilities and other capital in our core operating areas ................................................................................................................................................................	123
Total ...	$1,585

Divestiture.  In November 2012, we entered into a definitive agreement to sell certain of our non-core assets, a portion of which were acquired in the Three Rivers Acquisition, for approximately $520 million, subject to customary closing adjustments. No assurances can be given that this divestment will close, which is dependent on numerous factors including, but not limited to, market conditions. For the three months ended September 30, 2012 these assets produced 5,841 Boe per day, which was approximately 57 percent oil.

Credit facility amendment. In October 2012, we amended our credit facility, increasing our borrowing base to $3.0 billion, but maintaining the aggregate lender commitments at $2.5 billion. At September 30, 2012, we had borrowings outstanding under our credit facility of approximately $0.8 billion, and our availability under our credit facility was approximately $1.7 billion.

Senior notes issuance.  In August 2012, we issued $700 million aggregate principal amount of 5.5% senior notes due 2023 at par, for which we received net proceeds of approximately $688.6 million. In March 2012, we issued $600 million aggregate principal amount of 5.5% senior notes due 2022 at par, for which we received net proceeds of approximately $590.0 million. We used the net proceeds to repay a portion of the borrowings under our credit facility.

Three Rivers Acquisition. In July 2012, we completed the Three Rivers Acquisition for cash consideration of approximately $997.0 million, subject to customary post-closing adjustments. The Three Rivers Acquisition was primarily funded with borrowings under our credit facility.

PDC Acquisition. In February 2012, we completed the PDC Acquisition for cash consideration of approximately $189.2 million. The PDC Acquisition was primarily funded with borrowings under our credit facility.

2012 Planned Capital Expenditures

For 2012, we expect capital expenditures to total approximately $1.5 billion, excluding the costs of acquisitions other than customary leasehold purchases of acreage. Based on current commodity prices and capital costs, we believe our 2012 planned capital expenditures, excluding the effects of acquisitions, will exceed our 2012 cash flow, and we expect to fund any such shortfall with borrowings under our credit facility.

The following summarizes our 2012 planned capital expenditures, which do not include acquisitions other than the customary purchase of leasehold acreage:

2012
Planned
Capital
(in millions)	Expenditures

Drilling and completion costs:
New Mexico Shelf ...	$515
Delaware Basin ...	482
Texas Permian ...	388
Acquisition of leasehold acreage and geological and geophysical data ...................................................................................................................................	58
Facilities and other capital in our core operating areas ................................................................................................................................................................	63
Total ...	$1,506

Derivative Financial Instruments

Derivative financial instrument exposure.  At September 30, 2012, the fair value of our financial derivatives was a net asset of $38.2 million. All of our counterparties to these financial derivatives are parties to our credit facility and have their outstanding debt commitments and derivative exposures collateralized pursuant to our credit facility. Under the terms of our financial derivative instruments and their collateralization under our credit facility, we do not have exposure to potential “margin calls” on our financial derivative instruments. We currently have no reason to believe that our counterparties to these commodity derivative contracts are not financially viable. Our credit facility does not allow us to offset amounts we may owe a lender against amounts we may be owed related to our financial instruments with such party.

In October 2012, we entered into the following additional oil price swaps to hedge additional amounts of our estimated future production:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Oil Swaps: (a)
2012:
Volume (Bbl) ...				475,000	475,000
Price per Bbl ...				$91.60	$91.60
2013:
Volume (Bbl) ...	385,000	295,000	239,000	196,000	1,115,000
Price per Bbl ...	$93.16	$93.16	$93.16	$93.15	$93.16
2014:
Volume (Bbl) ...	219,000	181,000	420,000	420,000	1,240,000
Price per Bbl ...	$91.97	$91.85	$91.50	$91.50	$91.64

(a) The index prices for the oil price swaps are based on the NYMEX – West Texas Intermediate monthly average futures price.

Results of Operations

The following table sets forth summary information concerning our production and operating data from continuing operations for the three and nine months ended September 30, 2012 and 2011. The table below excludes production and operating data that we have classified as discontinued operations, which is more fully described in Note M of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited).” The actual historical data in this table excludes results from (i) the Three Rivers Acquisition for periods prior to July 2012, (ii) the PDC Acquisition for periods prior to March 2012 and (iii) the OGX Acquisition for periods prior to December 2011. Because of normal production declines, increased or decreased drilling activities and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as being indicative of future results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Production and operating data:
Net production volumes:
Oil (MBbl) ...	4,619	3,869	13,053	10,501
Natural gas (MMcf) ...	19,122	14,652	50,970	38,929
Total (MBoe) ...	7,806	6,311	21,548	16,989

Average daily production volumes:
Oil (Bbl) ...	50,207	42,054	47,639	38,465
Natural gas (Mcf) ...	207,848	159,258	186,022	142,596
Total (Boe) ...	84,848	68,597	78,643	62,231

Average prices:
Oil, without derivatives (Bbl) .....................................................................................................................................................................................................	$88.13	$85.98	$90.56	$91.21
Oil, with derivatives (Bbl) (a) .....................................................................................................................................................................................................	$91.56	$83.90	$89.91	$82.77
Natural gas, without derivatives (Mcf) ....................................................................................................................................................................................	$4.73	$8.31	$5.03	$7.80
Natural gas, with derivatives (Mcf) (a) ....................................................................................................................................................................................	$4.75	$8.74	$5.04	$8.25
Total, without derivatives (Boe) ...............................................................................................................................................................................................	$63.74	$72.01	$66.74	$74.26
Total, with derivatives (Boe) (a) ...............................................................................................................................................................................................	$65.81	$71.73	$66.39	$70.06

Operating costs and expenses per Boe:
Lease operating expenses and workover costs ......................................................................................................................................................................	$7.15	$7.42	$7.30	$6.72
Oil and natural gas taxes ...	$5.24	$5.90	$5.53	$6.07
Depreciation, depletion and amortization ..............................................................................................................................................................................	$20.19	$18.34	$20.18	$17.95
General and administrative .......................................................................................................................................................................................................	$4.47	$3.62	$4.37	$3.94

(a)

Includes the effect of cash settlements received from (paid on) commodity derivatives not designated as hedges and reported in operating costs and expenses. The following table reflects the amounts of cash settlements received from (paid on) commodity derivatives not designated as hedges that were included in computing average prices with derivatives and reconciles to the amount in (gain) loss on derivatives not designated as hedges as reported in the statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011

Gain (loss) on derivatives not designated as hedges:
Cash receipts from (payments on) oil derivatives ...........................................................................................................................................................	$15,859	$(8,051)	$(8,374)	$(88,679)
Cash receipts from natural gas derivatives .......................................................................................................................................................................	280	6,263	889	17,468
Cash payments on interest rate derivatives ......................................................................................................................................................................	-	-	-	(6,624)
Unrealized mark-to-market gain (loss) on commodity and
interest rate derivatives ...................................................................................................................................................................................................	(151,554)	387,010	117,027	374,797
Gain (loss) on derivatives not designated as hedges .......................................................................................................................................................	$(135,415)	$385,222	$109,542	$296,962

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

The following table sets forth summary information from our discontinued operations concerning our production and operating data for the nine months ended September 30, 2011. The discontinued operations presentation is the result of reclassifying the results of operations from our March 2011 Bakken divestiture, which is more fully described in Note M of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited).”

Nine Months Ended
September 30, 2011

Production and operating data:
Net production volumes:
Oil (MBbl) ...	117
Natural gas (MMcf) ...	37
Total (MBoe) ...	123

Average daily production volumes:
Oil (MBbl) ...	429
Natural gas (MMcf) ...	136
Total (MBoe) ...	451

Average prices:
Oil, without derivatives (Bbl) .................................................................................................................................................................................................	$80.82
Oil, with derivatives (Bbl) .......................................................................................................................................................................................................	$80.82
Natural gas, without derivatives (Mcf) ................................................................................................................................................................................	$1.84
Natural gas, with derivatives (Mcf) ......................................................................................................................................................................................	$1.84
Total, without derivatives (Boe) ...........................................................................................................................................................................................	$77.43
Total, with derivatives (Boe) .................................................................................................................................................................................................	$77.43

Operating costs and expenses per Boe:
Lease operating expenses and workover costs ..................................................................................................................................................................	$3.85
Oil and natural gas taxes ...	$9.50
Depreciation, depletion and amortization ..........................................................................................................................................................................	$17.13

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Oil and natural gas revenues.  Revenue from oil and natural gas operations was $497.5 million for the three months ended September 30, 2012, an increase of $43.0 million (9 percent) from $454.5 million for the three months ended September 30, 2011. This increase was primarily due to an increase in the realized oil price and increased production due to (i) successful drilling efforts during 2011 and 2012, (ii) production from the OGX Acquisition which closed in November 2011, (iii) production from the PDC Acquisition which closed in February 2012 and (iv) production from the Three Rivers Acquisition which closed in July 2012. Specific factors affecting oil and natural gas revenues include the following:

•         total oil production was 4,619 MBbl  for the three months ended September 30, 2012, an increase  of 750 MBbl  (19 percent) from 3,869 MBbl  for the three months ended September 30, 2011;

•         average realized oil price (excluding the effects of derivative activities) was $88.13 per Bbl during the three months ended September 30, 2012, an increase of 3 percent  from $85.98  per Bbl during the three months ended September 30, 2011;

•         total natural gas production was 19,122 MMcf  for the three months ended September 30, 2012, an increase  of 4,470 MMcf  (31 percent) from 14,652 MMcf  for the three months ended September 30, 2011; and

•         average realized natural gas price (excluding the effects of derivative activities) was $4.73 per Mcf during the three months ended September 30, 2012, a decrease of 43 percent  from $8.31 per Mcf during the three months ended September 30, 2011. Our natural gas prices have been significantly higher than the related NYMEX prices primarily due to the value of the natural gas liquids in our liquids-rich natural gas stream.

Production expenses.  The following table provides the components of our total oil and natural gas production costs for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012		2011
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

Lease operating expenses ...	$53,448	$6.85	$46,587	$7.39
Taxes:
Ad valorem ...	4,537	0.58	2,671	0.42
Production ...	36,343	4.66	34,593	5.48
Workover costs ...	2,338	0.30	199	0.03
Total oil and natural gas production expenses ...........................................................................................................................................................	$96,666	$12.39	$84,050	$13.32

Among the cost components of production expenses, we have some control over lease operating expenses and workover costs on properties we operate, but production and ad valorem taxes are directly related to commodity price changes.

Lease operating expenses for the three months ended September 30, 2011 included a $9.5 million ($1.50 per Boe) underestimate of costs related to the first and second quarters of 2011.

Lease operating expenses were $53.4 million ($6.85 per Boe) for the three months ended September 30, 2012, which was an increase of $6.8 million (15 percent) from $46.6 million ($7.39 per Boe) for the three months ended September 30, 2011. The increase in lease operating expenses was primarily due to (i) our wells successfully drilled and completed in 2011 and 2012, (ii) the acquisitions in 2011 and 2012 and (iii) an increase in cost of services, primarily labor related, due to the increased demand for services and related labor in the Permian Basin offset by an underestimate of costs in periods prior to the third quarter of 2011 as mentioned above. The decrease in lease operating expenses per Boe was primarily due to (i) the $1.50 per Boe included in the three months ended September 30, 2011 related to the underestimate of costs in periods prior to the third quarter of 2011 mentioned above and (ii)

additional production from our wells successfully drilled which were completed in 2011 and 2012 where we are receiving benefits from economies of scale, offset in part by cost increases in services, primarily labor related.

Ad valorem taxes have increased primarily as a result of increased valuations of our Texas properties and the increase in the number of wells primarily associated with our 2011 and 2012 drilling activity in our Texas Permian area and the Texas properties acquired in the PDC Acquisition and the Three Rivers Acquisition.

Production taxes per unit of production were $4.66 per Boe during the three months ended September 30, 2012, a decrease of 15 percent from $5.48 per Boe during the three months ended September 30, 2011. The decrease was directly related to the decrease in commodity prices offset by our increase in oil and natural gas revenues related to increased volumes. Over the same period, our per Boe prices (excluding the effects of derivatives) decreased 11 percent.

Workover expenses were approximately $2.3 million and $0.2 million for the three months ended September 30, 2012 and 2011, respectively. The 2012 amounts related primarily to workovers in all areas, while the 2011 amounts related primarily to activity in the Texas Permian area performed to increase or restore production.

Exploration and abandonments expense. The following table provides a breakdown of our exploration and abandonments expense for the three months ended September 30, 2012 and 2011:

	Three Months Ended
	September 30,
(in thousands)	2012	2011

Geological and geophysical .......................................................................................................................................................................	$3,273	$2,859
Exploratory dry hole costs .........................................................................................................................................................................	3,008	-
Leasehold abandonments and other .......................................................................................................................................................	677	639
Total exploration and abandonments .............................................................................................................................................	$6,958	$3,498

Our geological and geophysical expense, which primarily consists of the costs of acquiring and processing seismic data, geophysical data and core analysis, primarily relating to our Delaware Basin and Texas Permian areas, was approximately $3.3 million and $2.9 million for the three months ended September 30, 2012 and 2011, respectively.

Our exploratory dry hole costs during the three months ended September 30, 2012 was primarily related to (i) expensing a dry hole that logged no pay in the Lower Abo formation in the New Mexico Shelf area and (ii) expensing the costs of drilling a well that experienced mechanical issues in the Texas Permian area.

For the three months ended September 30, 2012, we recorded approximately $0.7 million of leasehold abandonments, which related to non-core prospects in our New Mexico Shelf area.

Depreciation, depletion and amortization expense.  The following table provides components of our depreciation, depletion and amortization expense for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012		2011
(in thousands, except per unit amounts)	Amount	Per Boe	Amount	Per Boe

...

Depletion of proved oil and natural gas properties ..........................................................................................................................................................................................	$153,877	$19.71	$113,865	$18.04
Depreciation of other property and equipment .................................................................................................................................................................................................	3,356	0.43	1,477	0.23
Amortization of intangible asset - operating rights ..........................................................................................................................................................................................	388	0.05	388	0.07
Total depletion, depreciation and amortization ..........................................................................................................................................................................................	$157,621	$20.19	$115,730	$18.34

Oil price used to estimate proved oil reserves at period end ............................................................................................................................................................................	$91.48		$91.00
Natural gas price used to estimate proved natural gas reserves at period end ..................................................................................................................................................	$2.82		$4.16

Depletion of proved oil and natural gas properties was $153.9 million ($19.71 per Boe) for the three months ended September 30, 2012, an increase of $40.0 million (35 percent) from $113.9 million ($18.04 per Boe) for the three months ended September 30, 2011. The increase in depletion expense was primarily due to (i) capitalized costs associated with new wells that were successfully drilled and completed in 2011 and 2012 and (ii) costs associated with our acquisitions in 2011 and 2012. The increase in depletion expense per Boe was primarily due to (i) the properties acquired in the Three Rivers Acquisition having a higher rate per Boe than our legacy wells, (ii) drilling deeper, higher cost wells and (iii) the decrease in the natural gas price between periods utilized to determine proved reserves.

The amortization of the intangible asset is a result of the value assigned to the operating rights that we acquired in an acquisition. The intangible asset is currently being amortized over an estimated life of 25 years.

General and administrative expenses.  The following table provides components of our general and administrative expenses for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012		2011
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

General and administrative expenses ...................................................................................................................................	$31,342	$4.02	$21,779	$3.45
Non-cash stock-based compensation ..................................................................................................................................	7,959	1.02	4,673	0.74
Less: Third-party operating fee reimbursements ................................................................................................................	(4,428)	(0.57)	(3,579)	(0.57)
Total general and administrative expenses ......................................................................................................................	$34,873	$4.47	$22,873	$3.62

General and administrative expenses were approximately $34.9 million ($4.47 per Boe) for the three months ended September 30, 2012, an increase of $12.0 million (52 percent) from $22.9 million ($3.62 per Boe) for the three months ended September 30, 2011. The increase in general and administrative expenses and non-cash stock-based compensation was primarily due to an increase in the number of employees and related personnel expenses to handle our increased activities, both from (i) increased drilling and exploration activities and (ii) our acquisitions in 2011 and 2012. The increase in general and administrative expenses per Boe was primarily due to (i) an increase in the number of employees and related personnel expenses to handle our increased activities and (ii) an increase in non-cash stock-based compensation expense, offset in part by (i) increased production from our wells successfully drilled and completed in 2011 and 2012, (ii) additional production associated with our acquisitions in 2011 and 2012 and (iii) increased third-party operating fee reimbursements.

As the operator of certain oil and natural gas properties in which we own an interest, we earn overhead reimbursements during the drilling and production phases of the property. We earned reimbursements of $4.4 million and $3.6 million during the three months ended September 30, 2012 and 2011, respectively. This reimbursement is reflected as a reduction of general and administrative expenses in the consolidated statements of operations. The increase in third-party operating fee reimbursements is primarily due to drilling and completing wells in which we own a lower working interest resulting in increased third-party income.

(Gain) loss on derivatives not designated as hedges.  The following table sets forth the cash settlements and the non-cash mark-to-market adjustments for the derivative contracts not designated as hedges for the three months ended September 30, 2012 and 2011:

	Three Months Ended
	September 30,
(in thousands)	2012	2011

Cash payments (receipts):
Commodity derivatives - oil ...................................................................................................................................................................	$(15,859)	$8,051
Commodity derivatives - natural gas ...................................................................................................................................................	(280)	(6,263)

Mark-to-market (gain) loss:
Commodity derivatives - oil ...................................................................................................................................................................	151,260	(390,327)
Commodity derivatives - natural gas ...................................................................................................................................................	294	3,317
(Gain) loss on derivatives not designated as hedges ......................................................................................................................	$135,415	$(385,222)

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

Interest expense.  The following table sets forth interest expense, weighted average interest rates and weighted average debt balances for the three months ended September 30, 2012 and 2011:

	Three Months Ended
	September 30,
(dollars in thousands)	2012	2011

Interest expense ...	$51,337	$32,881

...

Weighted average interest rate - credit facility........................................................................................................................................................................................	2.4%	2.3%
Weighted average interest rate - senior notes..........................................................................................................................................................................................	6.5%	7.1%
Total weighted average interest rate ..................................................................................................................................................................................................	5.2%	6.3%

Weighted average credit facility balance ................................................................................................................................................................................................	$1,125,549	$306,201
Weighted average senior notes balance ..................................................................................................................................................................................................	2,434,444	1,500,000
Total weighted average debt balance ...............................................................................................................................................................................................	$3,559,993	$1,806,201

The increase in weighted average debt balance for the three months ended September 30, 2012 as compared to the corresponding period in 2011 was due primarily to (i) borrowings associated with our acquisitions in 2011 and 2012 and (ii) timing of our capital expenditures. The increase in interest expense was due to an overall increase in the weighted average debt balance, offset in part by a lower weighted average interest rate due to (i) the weighted average debt balance of credit facility borrowings bearing a lower interest rate than our senior notes and (ii) our recent senior note issuances having lower interest rates than historical issuances.

Income tax provisions.  We recorded an income tax expense of $4.2 million and $221.2 million for the three months ended September 30, 2012 and 2011, respectively. The effective income tax rate for the three months ended September 30, 2012 and 2011 was 41.0 percent and 38.3 percent, respectively.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Oil and natural gas revenues.  Revenue from oil and natural gas operations was $1.44 billion for the nine months ended September 30, 2012, an increase of $0.2 billion (14 percent) from $1.26 billion for the nine months ended September 30, 2011. This increase was primarily due to increased production due to (i) successful drilling efforts during 2011 and 2012, (ii) production from the OGX Acquisition which closed in November 2011, (iii) production from the PDC Acquisition which closed in February 2012, and (iv) production from the Three Rivers Acquisition which closed in July 2012, partially offset by decreases in realized oil and natural gas prices. Specific factors affecting oil and natural gas revenues include the following:

•         total oil production was 13,053 MBbl  for the nine months ended September 30, 2012, an increase  of 2,552 MBbl  (24 percent) from 10,501 MBbl  for the nine months ended September 30, 2011;

•         average realized oil price (excluding the effects of derivative activities) was $90.56 per Bbl during the nine months ended September 30, 2012, a decrease of 1 percent  from $91.21  per Bbl during the nine months ended September 30, 2011;

•         total natural gas production was 50,970 MMcf  for the nine months ended September 30, 2012, an increase  of 12,041 MMcf  (31 percent) from 38,929 MMcf  for the nine months ended September 30, 2011; and

•         average realized natural gas price (excluding the effects of derivative activities) was $5.03 per Mcf during the nine months ended September 30, 2012, a decrease of 36 percent  from $7.80 per Mcf during the nine months ended September 30, 2011. Our natural gas prices have been significantly higher than the related NYMEX prices primarily due to the value of the natural gas liquids in our liquids-rich natural gas stream.

Production expenses.  The following table provides the components of our total oil and natural gas production costs for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012		2011
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

Lease operating expenses ...	$148,771	$6.90	$113,049	$6.66
Taxes:
Ad valorem ...	11,573	0.54	8,013	0.47
Production ...	107,444	4.99	95,156	5.60
Workover costs ...	8,717	0.40	1,067	0.06
Total oil and natural gas production expenses ...........................................................................................................................................................	$276,505	$12.83	$217,285	$12.79

Among the cost components of production expenses, we have some control over lease operating expenses and workover costs on properties we operate, but production and ad valorem taxes are directly related to commodity price changes.

Lease operating expense for the nine months ended September 30, 2011 included a $4.0 million ($0.24 per Boe) underestimate of costs in periods prior to 2011.

Lease operating expenses were $148.8 million ($6.90 per Boe) for the nine months ended September 30, 2012, which was an increase of $35.8 million (32 percent) from $113.0 million ($6.66 per Boe) for the nine months ended September 30, 2011. The increase in lease operating expenses was primarily due to (i) our wells successfully drilled and completed in 2011 and 2012, (ii) the acquisitions in 2011 and 2012 and (iii) an increase in cost of services, primarily labor related, due to the increased demand for services and related labor in the Permian Basin, offset by an underestimate of costs in periods prior to 2011 mentioned above. The increase in lease operating expenses per Boe was primarily due to an increase in cost of services, primarily labor related, due to the increased demand for services and related labor in the Permian Basin, offset in part by (i) additional production from our wells successfully drilled and completed in 2011 and 2012 where we are receiving benefits from economies of scale and (ii) the $0.24 per Boe included in the nine months ended September 30, 2011 related to the underestimate of costs in periods prior to 2011 mentioned above.

Ad valorem taxes have increased primarily as a result of increased valuations of our Texas properties and the increase in the number of wells primarily associated with our 2011 and 2012 drilling activity in our Texas Permian area and the Texas properties acquired in the PDC Acquisition and the Three Rivers Acquisition.

Production taxes per unit of production were $4.99 per Boe during the nine months ended September 30, 2012, a decrease of 11 percent from $5.60 per Boe during the nine months ended September 30, 2011. The decrease was directly related to the decrease in commodity prices offset by our increase in oil and natural gas revenues related to increased volumes. Over the same period, our per Boe prices (excluding the effects of derivatives) decreased 9 percent.

Workover expenses were approximately $8.7 million and $1.1 million for the nine months ended September 30, 2012 and 2011, respectively. The 2012 amounts related primarily to workovers in the New Mexico Shelf and Texas Permian areas, while the 2011 amounts related primarily to activity in the Texas Permian area performed to increase or restore production.

Exploration and abandonments expense. The following table provides a breakdown of our exploration and abandonments expense for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
(in thousands)	2012	2011

Geological and geophysical .......................................................................................................................................................................	$12,111	$3,817
Exploratory dry hole costs .........................................................................................................................................................................	5,990	12
Leasehold abandonments and other .......................................................................................................................................................	9,234	795
Total exploration and abandonments ...............................................................................................................................................	$27,335	$4,624

Our geological and geophysical expense, which primarily consists of the costs of acquiring and processing seismic data, geophysical data and core analysis, was approximately $12.1 million and $3.8 million, primarily relating to our Delaware Basin and Texas Permian areas, for the nine months ended September 30, 2012 and 2011, respectively.

Our exploratory dry hole costs during the nine months ended September 30, 2012 was primarily related to (i) expensing an unsuccessful lateral on a horizontal well due to mechanical issues in the Delaware Basin area, (ii) expensing a dry hole that logged no pay in the Lower Abo formation in the New Mexico Shelf area and (iii) expensing the costs of drilling a well that experienced mechanical issues in the Texas Permian area.

For the nine months ended September 30, 2012, we recorded approximately $9.2 million of leasehold abandonments, which related to non-core prospects in our New Mexico Shelf area.

Depreciation, depletion and amortization expense.  The following table provides components of our depreciation, depletion and amortization expense for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012		2011
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

Depletion of proved oil and natural gas properties ..........................................................................................	$425,243	$19.73	$300,106	$17.66
Depreciation of other property and equipment ...............................................................................................	8,535	0.40	3,631	0.21
Amortization of intangible asset - operating rights ...........................................................................................	1,162	0.05	1,162	0.08
Total depletion, depreciation and amortization ...............................................................................................	$434,940	$20.18	$304,899	$17.95

Oil price used to estimate proved oil reserves at period end ...........................................................................	$91.48		$91.00
Natural gas price used to estimate proved natural gas reserves at period end ............................................	$2.82		$4.16

Depletion of proved oil and natural gas properties was $425.2 million ($19.73 per Boe) for the nine months ended September 30, 2012, an increase of $125.1 million (42 percent) from $300.1 million ($17.66 per Boe) for the nine months ended September 30, 2011. The increase in depletion expense was primarily due to (i) capitalized costs associated with new wells that were successfully drilled and completed in 2011 and 2012 and (ii) costs associated with our acquisitions in 2012 and 2011. The increase in depletion expense per Boe was primarily due to (i) the properties acquired in the Three Rivers Acquisition having a higher rate per Boe than our legacy wells, (ii) drilling deeper, higher cost wells and (iii) the decrease in natural gas prices between periods utilized to determine proved reserves.

The amortization of the intangible asset is a result of the value assigned to the operating rights that we acquired in an acquisition. The intangible asset is currently being amortized over an estimated life of 25 years.

General and administrative expenses.  The following table provides components of our general and administrative expenses for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012		2011
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

General and administrative expenses.....................................................................................................................................	$85,285	$3.96	$62,311	$3.67
Non-cash stock-based compensation....................................................................................................................................	21,434	0.99	13,866	0.82
Less: Third-party operating fee reimbursements .................................................................................................................	(12,491)	(0.58)	(9,294)	(0.55)
Total general and administrative expenses ......................................................................................................................	$94,228	$4.37	$66,883	$3.94

General and administrative expenses were $94.2 million ($4.37 per Boe) for the nine months ended September 30, 2012, an increase of $27.3 million (41 percent) from $66.9 million ($3.94 per Boe) for the nine months ended September 30, 2011. The increase in general and administrative expenses and non-cash stock-based compensation was primarily due to an increase in the number of employees and related personnel expenses to handle our increased activities, both from (i) increased drilling and exploration activities and (ii) our acquisitions in 2012 and 2011. The increase in total general and administrative expenses per Boe was primarily due to (i) an increase in the number of employees and related personnel expenses to handle our increased activities and (ii) an increase in non-cash stock-based compensation expense, offset in part by (i) increased production from our wells successfully drilled and completed in 2011 and 2012, (ii) additional production from our acquisitions in 2011 and 2012 and (iii) increased third-party operating fee reimbursements.

As the operator of certain oil and natural gas properties in which we own an interest, we earn overhead reimbursements during the drilling and production phases of the property. We earned reimbursements of $12.5 million and $9.3 million during the nine months ended September 30, 2012 and 2011, respectively. This reimbursement is reflected as a reduction of general and administrative expenses in the consolidated statements of operations. The increase in third-party operating fee reimbursements is primarily due to drilling wells during the nine months ended September 30, 2012 in which we own a lower working interest resulting in increased third-party income.

Gain on derivatives not designated as hedges.  The following table sets forth the cash settlements and the non-cash mark-to-market adjustments for the derivative contracts not designated as hedges for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
(in thousands)	2012	2011

Cash payments (receipts):
Commodity derivatives - oil ...................................................................................................................................................................	$8,374	$88,679
Commodity derivatives - natural gas ...................................................................................................................................................	(889)	(17,468)
Financial derivatives - interest ...............................................................................................................................................................	-	6,624

Mark-to-market (gain) loss:
Commodity derivatives - oil ...................................................................................................................................................................	(117,760)	(381,385)
Commodity derivatives - natural gas ...................................................................................................................................................	733	12,342
Financial derivatives - interest ...............................................................................................................................................................	-	(5,754)
Gain on derivatives not designated as hedges ......................................................................................................................................	$(109,542)	$(296,962)

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

Interest expense.  The following table sets forth interest expense, weighted average interest rates and weighted average debt balances for the nine months ended September 30, 2012 and 2011:

		Nine Months Ended
		September 30,
(dollars in thousands)		2012	2011

Interest expense ...		$129,073	$84,201

Weighted average interest rate - credit facility .........................................................................................................................................................		2.4%	2.7%
Weighted average interest rate - senior notes ...........................................................................................................................................................		6.7%	7.3%
Total weighted average interest rate ......................................................................................................................................................................		5.6%	6.0%

Weighted average credit facility balance ..................................................................................................................................................................		667,867	498,722
Weighted average senior notes balance ....................................................................................................................................................................		2,051,481	1,252,222
Total weighted average debt balance ...................................................................................................................................................................	...	$2,719,348	$1,750,944

The increase in weighted average debt balance for the nine months ended September 30, 2012 as compared to the corresponding 2011 period was due primarily to (i) borrowings associated with our acquisitions in 2012 and 2011 and (ii) timing of our capital expenditures.  The increase in interest expense was due to an overall increase in the weighted average debt balance offset in part by a slightly lower weighted average interest rate due to (i) the weighted average debt balance of credit facility borrowings bearing a lower interest rate than our senior notes and (ii) our recent senior note issuances having lower interest rates than historical issuances.

Income tax provisions.  We recorded an income tax expense of $220.8 million and $334.0 million for the nine months ended September 30, 2012 and 2011, respectively. The effective income tax rate for the nine months ended September 30, 2012 and 2011 was 38.3 percent and 38.2 percent, respectively.

Income from discontinued operations, net of tax. In March 2011, we sold our Bakken assets for cash consideration of approximately $195.9 million and recognized a pre-tax gain on the sale of assets of approximately $142.0 million. We have reflected the results of operations of these divested assets as discontinued operations, rather than as a component of continuing operations. See Note M of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding these divestitures and their discontinued operations.

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

Oil and natural gas properties. Our costs incurred on oil and natural gas properties, excluding acquisitions and asset retirement obligations, during the nine  months ended September 30, 2012 and 2011 totaled $1.1 billion and $974.7 million, respectively. The primary reason for the differences in the costs incurred and cash flow expenditures is the timing of payments. The 2012 expenditures were funded in part from borrowings under our credit facility.

For 2012, we expect capital expenditures to total approximately $1.5 billion, excluding the costs of acquisitions other than customary leasehold purchases of acreage. Based on current commodity prices and capital costs, we believe our 2012 planned capital expenditures, excluding the effects of acquisitions, will exceed our 2012 cash flow, and we expect to fund any such shortfall with borrowings under our credit facility.

In November 2012, we announced our 2013 capital budget of approximately $1.6 billion, which we expect can be substantially funded within our cash flow, based on current commodity prices and capital costs. As our size and financial flexibility have grown, we take a longer-term view on spending within our cash flow, and our spending during any specific period may exceed our cash flow for that period. However, our capital budget is largely discretionary, and if we experience sustained oil and natural gas prices significantly below the current levels or substantial increases in our costs, we may reduce our capital spending program to be substantially within our cash flow.

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

Other than the customary purchase of leasehold acreage, our capital budgets are exclusive of acquisitions. We do not have a specific acquisition budget, since the timing and size of acquisitions are difficult to forecast. We evaluate opportunities to purchase or sell oil and natural gas properties in the marketplace and could participate as a buyer or seller of properties at various times. We seek to acquire oil and natural gas properties that provide opportunities for the addition of reserves and production through a combination of development, high-potential exploration and control of operations that will allow us to apply our operating expertise.

Acquisitions. Our expenditures for acquisitions of proved and unproved properties during the three months ended September 30, 2012 and 2011 totaled approximately $1.0 billion and $42.4 million, respectively, and approximately $1.3 billion and $186.9 million during the nine months ended September 30, 2012 and 2011, respectively. The significant acquisitions of proved properties during the nine months ended September 30, 2012 primarily related to the PDC Acquisition and the Three Rivers Acquisition. Expenditures for leasehold acreage acquisitions (which are expenditures we generally provide for in our planned capital expenditures) included in the total above were approximately $31.3 million and $73.3 million for the nine months ended September 30, 2012 and 2011, respectively.

Divestitures. In March 2011, we sold our Bakken assets for cash consideration of approximately $195.9 million and recognized a pre-tax gain on the sale of assets of approximately $142.0 million. For the nine months ended September 30, 2011, these assets produced an average of approximately 451 Boe per day, of which approximately 95 percent was oil. We used the net proceeds from this divestiture to initially repay a portion of the outstanding borrowings under our credit facility.

In November 2012, we entered into a definitive agreement to sell certain of our non-core assets, a portion of which were acquired in the Three Rivers Acquisition, for approximately $520 million, subject to customary closing adjustments. No assurances can be given that this divestment will close, which is dependent on numerous factors including, but not limited to, market conditions.

Contractual obligations.  Our contractual obligations include long-term debt, cash interest expense on debt, operating lease obligations, drilling commitments, employment agreements with officers, derivative liabilities and other obligations. Since December 31, 2011, the material changes in our contractual obligations included a $1.5 billion increase in outstanding long-term debt, a $665.1 million increase in cash interest expense on debt and a $117.0 million decrease in our net commodity derivative liability, which resulted in a net asset position. See Note I of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding our long-term debt and “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for information regarding the interest on our long-term debt and information on changes in the fair value of our open derivative obligations during the nine months ended September 30, 2012.

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

The following table summarizes our net increase in cash and cash equivalents for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended
	September 30,
(in thousands)	2012	2011

Net cash provided by operating activities ...............................................................................................................................	$845,636	$778,986
Net cash used in investing activities .........................................................................................................................................	(2,367,407)	(957,745)
Net cash provided by financing activities ...............................................................................................................................	1,521,720	178,549
Net decrease in cash and cash equivalents ...................................................................................................................	$(51)	$(210)

Cash flow from operating activities. The increase in operating cash flows during the nine  months ended September 30, 2012 over 2011 was principally due to increases in our oil and natural gas production as a result of (i) our exploration and development program and (ii) the acquisitions in 2011 and 2012; offset in part by the Bakken divestiture in 2011, decreases in average realized oil and natural gas prices and increases in oil and natural gas production costs and other operating costs.

Our net cash provided by operating activities also includes a reduction of $90.4 million and $110.4 million for the nine  months ended September 30, 2012 and 2011, respectively, associated with changes in working capital items. Changes in working capital items adjust for the timing of receipts and payments of actual cash.

Cash flow used in investing activities. During the nine months ended September 30, 2012 and 2011, we invested $2.3 billion and $1.0 billion, respectively, for capital expenditures on oil and natural gas properties. Cash flows used in investing activities were higher during the nine months ended September 30, 2012 as compared to 2011, due to (i) an increase in our exploration and development expenditures and (ii) our PDC Acquisition and Three Rivers Acquisition in 2012.

Cash flow from financing activities. During the nine  months ended September 30, 2012 and 2011 we completed the following significant activities:

•         In August 2012, we issued $700 million in aggregate principal amount of 5.5% senior notes due 2023 at par, for which we received net proceeds of approximately $688.6 million. We used the net proceeds to repay a portion of the borrowings under our credit facility, which increased our liquidity for future activities.

•         In May 2012, we amended our credit facility, increasing the aggregate lender commitments from $2.0 billion to $2.5 billion, equal to our then $2.5 billion borrowing base. We paid our bank group $2.2 million associated with the amendment to increase the commitments.

•         In March 2012, we issued $600 million in aggregate principal amount of 5.5% senior notes due 2022 at par, for which we received net proceeds of approximately $590.0 million. We used the net proceeds to repay a portion of the borrowings under our credit facility, which increased our liquidity for future activities.

•         In May 2011, we issued $600 million in aggregate principal amount of 6.5% senior notes due 2022 at par, for which we received net proceeds of approximately $587.1 million. We used the net proceeds to repay a portion of the borrowings under our credit facility.

Our credit facility has a maturity date of April 25, 2016. Our borrowing base is $3.0 billion until the next scheduled borrowing base redetermination in April 2013, and commitments from our bank group total $2.5 billion. Between scheduled borrowing base redeterminations, the Company and the lenders (requiring a 66 2/3 percent vote), may each request one special redetermination. At September 30, 2012 our availability to borrow additional funds was approximately $1.7  billion based on bank commitments of $2.5 billion.

Advances on our credit facility bear interest, at our option, based on (i) the prime rate of JPMorgan Chase Bank (“JPM Prime Rate”) (3.25 percent at September 30, 2012) or (ii) a Eurodollar rate (substantially equal to the London Interbank Offered Rate).  The credit facility’s interest rates of Eurodollar rate advances and JPM Prime Rate advances varied, with interest margins ranging from 150 to 250 basis points and 50 to 150 basis points, respectively, per annum depending on the debt balance outstanding. We pay commitment fees on the unused portion of the available commitment ranging from 37.5 to 50 basis points per annum, depending on utilization of the commitments.

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

Liquidity. Our principal sources of short-term liquidity are cash on hand and available borrowing capacity under our credit facility.  At September 30, 2012, we had $0.3 million of cash on hand.

At September 30, 2012, the commitments under our credit facility were $2.5 billion, which provided us with approximately $1.7 billion of available  borrowing capacity. Upon a redetermination, our $3.0 billion borrowing base could be substantially reduced. There is no assurance that our borrowing base will not be reduced, which could affect our liquidity.

In November 2012, we entered into a definitive agreement to sell certain of our non-core assets, a portion of which were acquired in the Three Rivers Acquisition, for approximately $520 million, subject to customary closing adjustments.  No assurances can be given that we will complete this divestment, which is dependent on numerous factors including, but not limited to, market conditions. Proceeds from the divestment will be used to reduce borrowings under our credit facility, which would increase our availability under the credit facility. If complete, this divestment would have no effect on our current commitments or borrowing base under our credit facility.

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

Book capitalization and current ratio.    Our book capitalization at September 30, 2012 was $7.0 billion, consisting of debt of $3.6 billion and stockholders’ equity of $3.4 billion. Our debt to book capitalization was 52 percent and 41 percent at September 30, 2012 and December 31, 2011, respectively. Our ratio of current assets to current liabilities was 0.71 to 1.0 at September 30, 2012 as compared to 0.59  to 1.0 at December 31, 2011.

Inflation and changes in prices.  Our revenues, the value of our assets, and our ability to obtain bank financing or additional capital on attractive terms have been and will continue to be affected by changes in commodity prices and the costs to produce our reserves. Commodity prices are subject to significant fluctuations that are beyond our ability to control or predict. During the nine months ended September 30, 2012, we received an average of $90.56 per barrel of oil and $5.03 per Mcf of natural gas before consideration of commodity derivative contracts compared to $91.21 per barrel of oil and $7.80 per Mcf of natural gas in the nine months ended September 30, 2011. Although certain of our costs are affected by general inflation, inflation does not normally have a significant effect on our business. In a trend that began in 2004, and that has continued until recently, oil prices have increased significantly. The higher oil price led to increased activity in the industry and, consequently, rising costs. These cost trends have put pressure not only on our operating costs, but also on capital costs. Although we have seen a decrease in commodity prices, the cost trends have not followed proportionally.

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

There have been no material changes in our critical accounting policies and procedures during the nine  months ended September 30, 2012. See our disclosure of critical accounting policies in “Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the United States Securities and Exchange Commission (the “SEC”) on February 24, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

We are exposed to a variety of market risks including credit risk, commodity price risk and interest rate risk. We address these risks through a program of risk management which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we are a party at September 30, 2012, and from which we may incur future gains or losses from changes in market interest rates or commodity prices and losses from extension of credit.  We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

Commodity price risk.  We are exposed to market risk as the prices of oil and natural gas are subject to fluctuations resulting from changes in supply and demand. To reduce our exposure to changes in the prices of oil and natural gas we have entered into, and may in the future enter into additional, commodity price risk management arrangements for a portion of our oil and natural gas production. The agreements that we have entered into generally have the effect of providing us with a fixed price for a portion of our expected future oil and natural gas production over a fixed period of time. Our commodity price risk management activities could have the effect of reducing net income and the value of our securities. An average increase in the commodity price of $10.00 per barrel of oil and $1.00 per MMBtu for natural gas from the commodity prices at September 30, 2012, would have resulted in a net unrealized loss on our commodity price risk management contracts of approximately $235.2 million.

At September 30, 2012, we had (i) oil price swaps that settle on a monthly basis covering future oil production from October 1, 2012 through June 30, 2017 and (ii) natural gas price swaps, natural gas price collars and natural gas basis swaps covering future natural gas production from October 1, 2012 to December 31, 2012. See Note H of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information on our commodity derivative instruments. The average NYMEX oil price and average NYMEX natural gas prices for the nine  months ended September 30, 2012, was $96.21 per Bbl and $2.59 per MMBtu, respectively. At November 5, 2012, the NYMEX oil price and NYMEX natural gas price were $85.65 per Bbl and $3.55 per MMBtu, respectively. A decrease in the average NYMEX oil and natural gas prices below those at September 30, 2012, would increase the fair value asset of our commodity derivative contracts from their recorded balance at September 30, 2012. Changes in the recorded fair value of the undesignated commodity derivative contracts are marked to market through earnings as unrealized gains or losses. The potential increase in our fair value asset would be recorded in earnings as an unrealized gain. However, an increase in the average NYMEX oil and natural gas prices above those at September 30, 2012, would decrease the fair value asset of our commodity derivative contracts from their recorded balance at September 30, 2012. The potential decrease in our fair value asset would be recorded in earnings as an unrealized loss. We are currently unable to estimate the effects on the earnings of future periods resulting from changes in the market value of our commodity derivative contracts.

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

We had total indebtedness of $804.0 million outstanding under our credit facility at September 30, 2012. The impact of a 1 percent increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $8.0 million.

The fair value of our derivative instruments is determined based on our valuation models. We did not change our valuation method during the nine months ended September 30, 2012. During the nine months ended September 30, 2012, we were party to commodity derivative instruments. See Note H of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding our derivative instruments.  The following table reconciles the changes that occurred in the fair values of our derivative instruments during the nine months ended September 30, 2012:

Commodity Derivative
Instruments
(in thousands)	Net Assets (Liabilities) (a)

Fair value of contracts outstanding at December 31, 2011 ....................................................................................................................................	$(78,830)
Changes in fair values (b) ......................................................................................................................................................................................	109,542
Contract maturities .................................................................................................................................................................................................	7,485
Fair value of contracts outstanding at September 30, 2012 ...................................................................................................................................	$38,197

(a) Represents the fair values of open derivative contracts subject to market risk.
(b) At inception, new derivative contracts entered into by us have no intrinsic value.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at September 30, 2012 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are a party to proceedings and claims incidental to our business. While many of these other matters involve inherent uncertainty, we believe that the liability, if any, ultimately incurred with respect to such other proceedings and claims will not have a material adverse effect on our consolidated financial position as a whole or on our liquidity, capital resources or future results of operations. We will continue to evaluate proceedings and claims involving us on a regular basis and will establish and adjust any reserves as appropriate to reflect our assessment of the then current status of the matters.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total number of shares withheld (a)	Average price per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plan

July 1, 2012 - July 31, 2012 ....................................................................................................................................................................	529	$85.09	-
August 1, 2012 - August 31, 2012 .........................................................................................................................................................	621	$86.78	-
September 1, 2012 - September 30, 2012 ............................................................................................................................................	600	$94.33	-

(a)		Represents shares that were withheld by us to satisfy tax withholding obligations of certain of our officers and key employees that arose upon the lapse of restrictions on restricted stock.

Item 6.  Exhibits

Exhibit Number	Exhibit

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on August 8, 2007, and incorporated herein by reference).

3.2

Amended and Restated Bylaws of Concho Resources Inc., as amended November 7, 2012 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on November 8, 2012, and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A on July 5, 2007, and incorporated herein by reference).

4.2

Seventh Supplemental Indenture, dated August 17, 2012, between Concho Resources Inc., the subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on August 17, 2012, and incorporated herein by reference).

4.3	Form of 5.5% Senior Notes due 2023 (included in Exhibit 4.1 to the Company’s Current Report on Form 8-K on August 17, 2012, and incorporated herein by reference).

10.1

Tenth Amendment to Amended and Restated Credit Agreement, dated as of October 26, 2012, among Concho Resources Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 29, 2012, and incorporated herein by reference).

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

CONCHO RESOURCES INC.

Date:	November 8, 2012	By	/s/ Timothy A. Leach

Timothy A. Leach
Director, Chairman of the Board of Directors, Chief Executive
Officer and President (Principal Executive Officer)

		By	/s/ Darin G. Holderness

Darin G. Holderness
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on August 8, 2007, and incorporated herein by reference).

3.2

Amended and Restated Bylaws of Concho Resources Inc., as amended November 7, 2012 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on November 8, 2012, and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A on July 5, 2007, and incorporated herein by reference).

4.2

Seventh Supplemental Indenture, dated August 17, 2012, between Concho Resources Inc., the subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on August 17, 2012, and incorporated herein by reference).

4.3	Form of 5.5% Senior Notes due 2023 (included in Exhibit 4.1 to the Company’s Current Report on Form 8-K on August 17, 2012, and incorporated herein by reference).

10.1

Tenth Amendment to Amended and Restated Credit Agreement, dated as of October 26, 2012, among Concho Resources Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 29, 2012, and incorporated herein by reference).

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

(a)  Filed herewith.

(b)  Furnished herewith.

EXHIBIT 31.1

CERTIFICATIONS

I, Timothy A. Leach, certify that:

1.       I have reviewed this quarterly report of Concho Resources Inc. (the “registrant”);

2.       Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.       Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)     Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)     Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)     Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)     Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5.       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)     All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	November 8, 2012	/s/ Timothy A. Leach

Timothy A. Leach
Director, Chairman of the Board of Directors, Chief Executive Officer
and President (Principal Executive Officer)

EXHIBIT 31.2

CERTIFICATIONS

I, Darin G. Holderness, certify that:

1.       I have reviewed this quarterly report of Concho Resources Inc. (the “registrant”);

2.       Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.       Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)     Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)     Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)     Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)     Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5.       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)     All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	November 8, 2012	/s/ Darin G. Holderness

Darin G. Holderness
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

                                                                                                                                                                                                                                                                                         EXHIBIT 32.1

Certification of Chief Executive Officer of Concho Resources Inc.

(Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

In connection with the quarterly report of Concho Resources Inc. (the “Company”), as filed with the Securities and Exchange Commission on the date hereof (the “Report”), Timothy A. Leach, Chief Executive Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his knowledge:

(1)     the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)     the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:	November 8, 2012	/s/ Timothy A. Leach

Timothy A. Leach
Director, Chairman of the Board of Directors, Chief Executive Officer
and President (Principal Executive Officer)

                                                                                                                                                                                                                                                                EXHIBIT 32.2

Certification of Chief Financial Officer of Concho Resources Inc.

(Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

In connection with the quarterly report of Concho Resources Inc. (the “Company”), as filed with the Securities and Exchange Commission on the date hereof (the “Report”), Darin G. Holderness, Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his knowledge:

(1)     the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)     the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:	November 8, 2012	/s/ Darin G. Holderness

Darin G. Holderness
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)