Form 10-K
period 2012-12-31
CONCHO RESOURCES INC
filed 2013-02-22
CIK 1358071

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                           to

Commission file number: 1-33615

Concho Resources Inc.

(Exact name of registrant as specified in its charter)

Delaware	76-0818600
State or other jurisdiction	(I.R.S. Employer
of incorporation or organization	Identification No.)

One Concho Center
600 West Illinois Avenue
Midland, Texas	79701
(Address of principal executive offices)	(Zip code)

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

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:	$8,671,278,502

Number of shares of registrant’s common stock outstanding as of February 20, 2013:	104,666,903

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement for its 2012 Annual Meeting of Stockholders, which will be filed with the United States Securities and Exchange Commission within 120 days of December 31, 2012, are incorporated by reference into Part III of this report for the year ended December 31, 2012.

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

PART I

Item 1. Business

General

Concho Resources Inc., a Delaware corporation (“Concho,” the “Company,” “we,” “us” and “our”) formed in February 2006, is an independent oil and natural gas company engaged in the acquisition, development and exploration of oil and natural gas properties. Our core operating areas are located in the Permian Basin region of Southeast New Mexico and West Texas, a large onshore oil and natural gas basin in the United States. The Permian Basin is one of the most prolific oil and natural gas producing regions in the United States and is characterized by an extensive production history, long reserve life, multiple producing horizons and enhanced recovery potential. We refer to our three core operating areas as the (i) New Mexico Shelf, where we primarily target the Yeso  formation, (ii) Delaware Basin, where we primarily target the Bone Spring formation (including the Avalon shale and the Bone Spring sands) and the Wolfcamp shale, and (iii) Texas Permian, where we primarily target the Wolfberry, a term applied to the combined Wolfcamp and Spraberry horizons. We intend to grow our reserves and production through development drilling and exploration activities on our multi-year project inventory and through acquisitions that meet our strategic and financial objectives.

Acquisitions

Three Rivers Acquisition

In July 2012, we completed an acquisition of producing and non-producing assets from Three Rivers Operating Company LLC and certain affiliated entities (the “Three Rivers Acquisition”) for cash consideration of approximately $1.0 billion. We estimated that the Three Rivers Acquisition had approximately 45.5 MMBoe of proved reserves at closing. The Three Rivers Acquisition was primarily funded with borrowings under our credit facility.

PDC Acquisition

In February 2012, we completed an acquisition of producing and non-producing assets in the Wolfberry trend in the Permian Basin from Petroleum Development Corporation (the “PDC Acquisition”) for approximately $189.2 million in cash. We estimated that the PDC Acquisition had approximately 9.8 MMBoe of proved reserves at closing. The PDC Acquisition was primarily funded with borrowings under our credit facility.

Delaware Basin Acquisitions

OGX Acquisition. In November 2011, we acquired three entities affiliated with OGX Holdings II, LLC (collectively the “OGX Acquisition”) for cash consideration of approximately $252.0 million. The OGX Acquisition consisted of producing and non-producing acreage in the Delaware Basin of Southeast New Mexico and West Texas. We estimate that the OGX Acquisition contained approximately 5.7 MMBoe of proved reserves at closing. The OGX Acquisition was primarily funded with borrowings under our credit facility.

Other Delaware Basin Acquisitions. In the third and fourth quarters of 2011, in four acquisitions, we acquired for approximately $79.0 million in cash additional non-producing acreage in the Delaware Basin. These acquisitions were primarily funded with borrowings under our credit facility. We collectively refer to these acquisitions and the OGX Acquisition as the “Delaware Basin Acquisitions.”

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

On October 7, 2010, we closed the Marbob Acquisition. At closing, we paid approximately $1.1 billion in cash plus the senior note and common stock described above for a total purchase price of approximately $1.4 billion. The total purchase price as originally announced was reduced due to third party contractual preferential purchase rights in the Marbob properties. Certain of the third parties’ contractual preferential purchase rights became subject to litigation.

We funded the cash consideration in the Marbob Acquisition with (a) borrowings under our credit facility and (b) net proceeds of $292.7 million from a private placement of approximately 6.6 million shares of our common stock at a price of $45.30 per share that closed on October 7, 2010.

On October 15, 2010, we resolved the litigation related to the disputed contractual preferential purchase rights. As a result of the settlement, we acquired a non-operated interest in substantially all of the oil and natural gas assets subject to the litigation for approximately $286 million in cash (the “Settlement Acquisition”). We funded the Settlement Acquisition with borrowings under our credit facility.

The properties acquired in the Marbob and Settlement Acquisitions are primarily located in the Permian Basin of Southeast New Mexico, including a large acreage position contiguous to our core Yeso play on the southeast New Mexico Shelf and a significant acreage position in the Delaware Basin. We estimate that the assets acquired in the Marbob and Settlement Acquisitions contained approximately 72.4 MMBoe of proved reserves at closing.

Divestitures

In December 2012, we sold certain of our non-core assets, some of which were acquired in the Three Rivers Acquisition, for cash consideration of approximately $488.1 million, subject to customary post-closing adjustments, and recognized a pre-tax loss on the disposition of assets (included in discontinued operations) of approximately $18.7 million. For the year ended December 31, 2012, these assets produced an average of 4,937 Boe per day, which was approximately 63 percent oil. We estimate that the proved reserves of these assets at closing were approximately 35.3 MMBoe.

In March 2011, we sold our Bakken assets for cash consideration of approximately $195.9 million and recognized a pre-tax gain on the disposition of assets (included in discontinued operations) of approximately $135.9 million. For the first quarter of 2011, these assets produced an average of 1,369 Boe per day. We estimate that the proved reserves of the Bakken assets at closing were approximately 8.4 MMBoe.

In December 2010, we sold certain of our non-core Permian Basin assets for cash consideration of approximately $103.3 million and recognized a pre-tax gain on the disposition of assets (included in discontinued operations) of approximately $29.1 million. For 2010, these assets produced an average of 1,393 Boe per day. We estimate that the proved reserves of these assets at closing were approximately 6.0 MMBoe.

Business and Properties

Our core operations are focused in the Permian Basin of Southeast New Mexico and West Texas. It underlies an area of Southeast New Mexico and West Texas approximately 250 miles wide and 300 miles long. Commercial accumulations of hydrocarbons occur in multiple stratigraphic horizons, at depths ranging from approximately 1,000 feet to over 25,000 feet. At December 31, 2012, substantially all of our 447.2 MMBoe total estimated proved reserves were located in our core operating areas and consisted of approximately 61.2 percent oil and 38.8 percent natural gas. We have assembled a multi-year inventory of development drilling and exploration projects, including projects to further evaluate (i) the areal extent of the Yeso formation and the Wolfberry play and (ii) the Bone Spring and Wolfcamp formations in the Delaware Basin, which we believe will allow us to grow our proved reserves and production.

We continually evaluate opportunities that could develop into an emerging play. We view an emerging play as an area where we can acquire large undeveloped acreage positions and apply horizontal drilling and/or advanced fracture stimulation technologies to achieve economic and repeatable production results. We have assembled an exploration team to target such emerging plays.

The following table sets forth information with respect to drilling of wells commenced during the periods indicated:

					Years Ended December 31,
					2012	2011	2010

Gross wells ...					840	810	662
Net wells ...					519	574	402
.......................................................................................................................................	.......................................................................................................................................	.......................................................................................................................................	.......................................................................................................................................	.......................................................................................................................................
Percent of gross wells drilled horizontally ................................................................................................................................................................................................					26.8%	11.0%	15.0%
.......................................................................................................................................	.......................................................................................................................................	.......................................................................................................................................	.......................................................................................................................................	.......................................................................................................................................
Percent of gross wells:
	Producers ...				80.0%	76.0%	81.7%
	Unsuccessful ...				1.0%	0.2%	0.6%
	Awaiting completion at year-end ...				19.0%	23.8%	17.7%
					100.0%	100.0%	100.0%

In 2012, we drilled approximately 27% of our wells horizontally.  We will continue to evaluate converting our identified vertical locations to horizontal opportunities, where possible. We believe horizontal drilling is more capital efficient than vertical drilling, in many situations.  In 2013, we plan to spend approximately $900 million of our $1.4 billion drilling and completion costs budget on horizontal drilling opportunities.

We produced approximately 29.8 MMBoe, 23.6 MMBoe and 15.6 MMBoe of oil and natural gas during 2012, 2011 and 2010, respectively. Included in those production amounts are 1,807 MBoe, 1,679 MBoe and 2,345 MBoe of production related to our discontinued operations during 2012, 2011 and 2010, respectively. In addition, we increased our average daily production from 66.2 MBoe during the fourth quarter of 2011 to 84.7 MBoe during the fourth quarter of 2012. During 2012, we increased our total estimated proved reserves by approximately 60.7 MMBoe, after giving effect to (i) acquisitions of 56.5 MMBoe and (ii) sales of minerals-in-place of 35.3 MMBoe.

Summary of Core Operating Areas and Other Plays

The following is a summary of information regarding our core operating areas and other plays that are further described below:

	December 31, 2012									Year Ended
										December 31,
	Estimated					Gross				2012 Average
	Proved					Identified		Total	Total	Daily
	Reserves	PV-10			% Proved	Drilling		Gross	Net	Production
Areas	(MBoe)	($ in millions)		% Oil	Developed	Locations		Acreage	Acreage	(Boe per Day)

Core Operating Areas:
New Mexico Shelf ...	224,368	$4,642.2		64.8%	70.2%	2,083		228,936	103,814	38,925
Delaware Basin ...	81,744	1,396.8		48.2%	52.4%	4,212		476,223	315,742	21,043
Texas Permian ...	140,959	2,287.0		62.9%	50.7%	5,974		426,601	155,490	21,331
Other ...	117	1.0		5.5%	100.0%	-		73,579	51,146	33
Total ...	447,188	$8,327.0	(a)	61.2%	60.8%	12,269	(b)	1,205,339	626,192	81,332	(c)

(a)      Our Standardized Measure at December 31, 2012 was $5.8 billion. The present value of estimated future net revenues discounted at an annual rate of 10 percent (“PV-10”) is not a GAAP financial measure and is derived from the Standardized Measure, which is the most directly comparable GAAP financial measure. PV-10 is a computation of the Standardized Measure on a pre-tax basis. PV-10 is equal to the Standardized Measure at the applicable date, before deducting future income taxes, discounted at 10 percent. We believe that the presentation of PV-10 is relevant and useful to investors because it presents the discounted future net cash flows attributable to our estimated proved reserves prior to taking into account future corporate income taxes, and it is a useful measure for evaluating the relative monetary significance of our oil and natural gas assets. Further, investors may utilize the measure as a basis for comparison of the relative size and value of our reserves to other companies. We use this measure when assessing the potential return on investment related to our oil and natural gas assets. PV-10, however, is not a substitute for the Standardized Measure. Our PV-10 measure and the Standardized Measure do not purport to present the fair value of our oil and natural gas reserves.  See “Item 1. Business —Non-GAAP Financial Measures and Reconciliations.”

(b)     Of the 12,269 gross identified drilling locations, 2,326 locations were associated with proved reserves.

(c)      Includes production of 1,807 MBoe (an average of 4,937 Boe per day for the year) for the non-core assets divested in December 2012.

__________________________________________________________________________________________________________________________________

Core operating areas

New Mexico Shelf.  This area represents our most significant concentration of assets and, at December 31, 2012, we had estimated proved reserves in this area of 224.4 MMBoe, representing 50.2 percent of our total proved reserves and 55.7 percent of our PV-10.

Within this area our primary objectives are the Yeso, San Andres and Grayburg formations, with producing depths ranging from approximately 900 feet to 7,500 feet. We have drilled and plan to continue to evaluate drilling horizontally in the Yeso. During 2012, we continued our development of the Yeso formation on 10 acre spacing.

During the year ended December 31, 2012, we commenced drilling or participated in the drilling of 360 (257 net) wells in this area, of which 298 (223 net) wells were completed as producers, 2 (1 net) wells were unsuccessful and 60 (33 net) wells were in various stages of drilling and completion at December 31, 2012. During 2012, approximately 18 percent of the wells we commenced or participated in drilling were drilled horizontally.

At December 31, 2012, we had 228,936 gross (103,814 net) acres in this area. At December 31, 2012, on our assets in this area, we had identified 2,083 (1,401 net) drilling locations, with proved reserves attributed to 616 (457 net) of such locations. Of these 2,083 drilling locations, 1,044 locations target the Yeso formation vertically and 676 locations target the Yeso formation horizontally.

In 2013, we plan to spend approximately $285 million, or 21 percent, of our 2013 capital budget on drilling and completion costs on the New Mexico Shelf assets, with which we expect to drill 190 (116 net) wells. In 2013, we expect that approximately 31 percent of these wells will be drilled horizontally.

Delaware Basin.  At December 31, 2012, we had estimated proved reserves in the Delaware Basin of 81.7 MMBoe, representing  18.3 percent of our total proved reserves and 16.8 percent of our PV-10.

Within this area, we utilize horizontal drilling and fracturing technologies to target the oil-prone Bone Spring formation that includes three Bone Spring sandstone members, the Avalon shale member and the Wolfcamp shale. These formations produce from 4,700 feet to 13,500 feet for our currently targeted activity. Within the Delaware Basin, we have drilled and are also actively evaluating the Delaware sands and Penn shale opportunities on our acreage.

During the year ended December 31, 2012, we commenced drilling or participated in the drilling of 154 (76 net) wells in this area, of which 107 (51 net) wells were completed as producers, 2 (2 net) wells were unsuccessful and 45 (23 net) wells were in various stages of drilling and completion at December 31, 2012. During 2012, we continued (i) our development and step-out activity on the Avalon shale, Bone Spring sands and Wolfcamp shale and (ii) evaluation of our fracture stimulation procedures in the completion of certain horizontal wells. During 2012, approximately 99% of the wells we commenced or participated in drilling were drilled horizontally.

At December 31, 2012, we had 476,223 gross (315,742 net) acres in this area.  At December 31, 2012, we had identified 4,212 (1,949 net) drilling locations, with proved reserves attributed to 246 (128 net) of such locations. These locations include 2,462 targeting the Bone Spring sands, 1,016 targeting the Avalon shale and 734 targeting other formations.

In 2013, we plan to spend approximately $725 million, or 54 percent, of our 2013 capital budget on drilling and completion costs on the Delaware Basin assets, with which we expect to drill 175 (99 net) wells. In 2013, we expect that approximately 95 percent of these wells will be drilled horizontally.

Texas Permian.  At December 31, 2012, our estimated proved reserves of 141.0 MMBoe in this area accounted for 31.5 percent of our total proved reserves and 27.5 percent of our PV-10 value.

Our primary objective in the Texas Permian area is the Wolfberry in the Midland Basin. “Wolfberry” is the term applied to the combined production from the Spraberry and Wolfcamp horizons out of vertical wellbores, which are typically encountered at depths of 7,500 feet to 10,500 feet. These formations are comprised of a sequence of basinal, interbedded sands, shales and carbonates.  On our Texas Permian assets we are continuing to evaluate (i) our 20-acre downspacing on the Wolfberry assets, (ii) the potential of horizontal Wolfcamp drilling and (iii) the other potential zones on our acreage, such as the Cline shale (a Pennsylvanian age formation).

At December 31, 2012, we had 426,601 gross (155,490 net) acres in this area. In addition, at December 31, 2012, we had identified 5,974 (3,638 net) drilling locations, with proved reserves attributed to 1,464 (749 net) of such drilling locations. Of these 5,974 drilling locations, 1,955 target the Wolfberry play through 40-acre spacing, 2,486 target the Wolfberry play on 20-acre spacing, 1,410 target the shallow Wolfcamp vertically and the remaining drilling locations target other objectives.

During 2012, we commenced drilling or participated in the drilling of 326 (186 net) wells in this area, of which 270 (153 net) wells were completed as producers, 1 (1 net) well was unsuccessful and 55 (32 net) wells were in various stages of drilling and completion at December 31, 2012. During 2012, approximately 2 percent of the wells we commenced or participated in drilling were drilled horizontally.

In 2013, we plan to spend approximately $342 million, or 25 percent, of our 2013 capital budget on drilling and completion costs on the Texas Permian assets, with which we expect to drill 266 (165 net) wells. In 2013, we expect that approximately 3 percent of these wells will be drilled horizontally.

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

	Years Ended December 31,
	2012		2011		2010
	Gross	Net	Gross	Net	Gross	Net

Development wells:
Productive ...	468	318	503	371	402	253
Dry ...	1	1	-	-	1	-
Exploratory wells:
Productive ...	331	191	331	209	164	91
Dry ...	4	3	-	-	1	-
Total wells:
Productive ...	799	509	834	580	566	344
Dry ...	5	4	-	-	2	-
Total ...	804	513	834	580	568	344

The following table sets forth information about our wells for which drilling was in-progress or are pending completion at December 31, 2012, which are not included in the above table:

	Drilling In-Progress		Pending Completion
	Gross	Net	Gross	Net

Development wells...	14	9	75	37
Exploratory wells...	14	12	57	30
Total...	28	21	132	67

Our Production, Prices and Expenses

The following table sets forth summary information concerning our production and operating data from continuing operations for the years ended December 31, 2012, 2011 and 2010. The table below excludes production and operating data that we have classified as discontinued operations, which is more fully described in Note N of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.” The actual historical data in this table excludes results from the (i) Three Rivers Acquisition for periods prior to July 2012, (ii) PDC Acquisition for periods prior to March 2012, (iii) OGX Acquisition for periods prior to December 2011 and (iv) Marbob and Settlement Acquisitions for periods prior to their respective close dates in October 2010. Because of normal production declines, increased or decreased drilling activities and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as being indicative of future results.

	Years Ended December 31,
	2012	2011	2010

Production and operating data:
Net production volumes:
Oil (MBbl) ...	16,859	13,446	8,661
Natural gas (MMcf) ...	66,613	51,118	27,347
Total (MBoe) ...	27,961	21,966	13,219

Average daily production volumes:
Oil (Bbl) ...	46,063	36,838	23,729
Natural gas (Mcf) ...	182,003	140,049	74,923
Total (Boe) ...	76,397	60,180	36,216

Average prices:
Oil, without derivatives (Bbl) .....................................................................................................................................................................................................	$87.96	$91.34	$76.48
Oil, with derivatives (Bbl) (a) .....................................................................................................................................................................................................	$89.29	$83.61	$73.45
Natural gas, without derivatives (Mcf) ....................................................................................................................................................................................	$5.06	$7.62	$6.91
Natural gas, with derivatives (Mcf) (a) ....................................................................................................................................................................................	$5.07	$8.13	$7.55
Total, without derivatives (Boe) ...............................................................................................................................................................................................	$65.08	$73.65	$64.41
Total, with derivatives (Boe) (a) ...............................................................................................................................................................................................	$65.93	$70.09	$63.74

Operating costs and expenses per Boe:
Lease operating expenses and workover costs ......................................................................................................................................................................	$6.90	$6.69	$5.36
Oil and natural gas taxes ...	$5.39	$5.96	$5.46
Depreciation, depletion and amortization ..............................................................................................................................................................................	$20.56	$18.21	$15.99
General and administrative .......................................................................................................................................................................................................	$4.79	$4.48	$5.03

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

	Years Ended December 31,
(in thousands)	2012	2011	2010

Gain (loss) on derivatives not designated as hedges:
Cash receipts from (payments on) oil derivatives ...........................................................................................................................................................	$22,411	$(103,969)	$(26,281)
Cash receipts from natural gas derivatives .......................................................................................................................................................................	1,125	25,739	17,414
Cash payments on interest rate derivatives ......................................................................................................................................................................	-	(6,624)	(4,957)
Unrealized mark-to-market gain (loss) on commodity and
interest rate derivatives ...................................................................................................................................................................................................	103,907	61,504	(73,501)
Gain (loss) on derivatives not designated as hedges .......................................................................................................................................................	$127,443	$(23,350)	$(87,325)

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

Productive Wells

The following table sets forth the number of productive oil and natural gas wells on our properties at December 31, 2012, 2011 and 2010. This table does not include wells in which we own a royalty interest only.

	Gross Productive Wells			Net Productive Wells
		Natural			Natural
	Oil	Gas	Total	Oil	Gas	Total

December 31, 2012

Core Operating Areas:
New Mexico Shelf ...	2,719	105	2,824	2,288	46	2,334
Delaware Basin ...	586	404	990	311	175	486
Texas Permian ...	1,972	45	2,017	925	18	943
Total ...	5,277	554	5,831	3,524	239	3,763

December 31, 2011

Core Operating Areas:
New Mexico Shelf ...	2,757	114	2,871	2,181	46	2,227
Delaware Basin ...	416	319	735	212	124	336
Texas Permian ...	1,893	5	1,898	781	3	784
Total ...	5,066	438	5,504	3,174	173	3,347

December 31, 2010

Core Operating Areas:
New Mexico Shelf ...	2,309	83	2,392	1,847	39	1,886
Delaware Basin ...	319	256	575	146	102	248
Texas Permian ...	1,587	4	1,591	595	3	598
Other ...	88	-	88	11	-	11
Total ...	4,303	343	4,646	2,599	144	2,743

Marketing Arrangements

General. We market our oil and natural gas in accordance with standard energy practices. The marketing effort is coordinated with our operations group as it relates to the planning and preparation of future drilling programs so that available markets can be assessed and secured. This planning also involves the coordination of access to the physical facilities necessary to connect new producing wells as efficiently as possible upon their completion.

Oil. We do not transport, refine or process the oil we produce. A significant portion of our oil in Southeast New Mexico, primarily on the New Mexico Shelf, is connected directly to oil gathering pipelines. Most of our gathered oil in this area is utilized in a two-refinery complex in Southeast New Mexico. A significant portion of our West Texas production is on pipeline. Most of this production is sweet crude and is transported by third parties to the Cushing, Oklahoma hub. The balance of our oil in these areas that is not directly connected to pipeline is (i) trucked to unloading stations on those same pipelines or (ii) railed to the Gulf Coast in lieu of transporting by pipeline. We sell the majority of the oil we produce under contracts using market-based pricing. This price is then adjusted for differentials based upon delivery location and oil quality.

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

Our Principal Customers

We sell our oil and natural gas production principally to marketers and other purchasers that have access to pipeline facilities. In areas where there is no practical access to pipelines, oil is transported to storage facilities by trucks and rail owned or otherwise arranged by the marketers or purchasers. Our marketing of oil and natural gas can be affected by factors beyond our control, the effects of which cannot be accurately predicted.

For 2012, revenues from oil and natural gas sales to Holly Frontier Refining and Marketing, LLC and Phillips 66 (formerly the ConocoPhillips Company) accounted for approximately 26 percent and 14 percent, respectively, of our total operating revenues. While the loss of either of these purchasers may result in a temporary interruption in sales of, or a lower price for, our production, we believe that the loss of any of these purchasers would not have a material adverse effect on our operations, as there are alternative purchasers in our producing regions.

Competition

The oil and natural gas industry in the regions in which we operate is highly competitive. We encounter strong competition from numerous parties, ranging generally from small independent producers to major integrated companies. We primarily encounter significant competition in acquiring properties, contracting for drilling, pressure pumping and workover equipment and securing trained personnel. Many of these competitors have financial and technical resources and staffs substantially larger than ours. As a result, our competitors may be able to pay more for desirable properties, or to evaluate, bid for and purchase a greater number of properties or prospects than our financial or personnel resources will permit.

In addition to competition for drilling, pressure pumping and workover equipment, we are also affected by the availability of related equipment and materials. The oil and natural gas industry periodically experiences shortages of drilling and workover rigs, equipment, pipe, materials and personnel, which can delay drilling, workover and exploration activities and cause significant price increases. The shortages of personnel make it difficult to attract and retain personnel with experience in the oil and natural gas industry and caused us to increase our general and administrative budget. We are unable to predict the timing or duration of any such shortages.

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

Our sales of oil are affected by the availability, terms and cost of transportation. The transportation of oil in common carrier pipelines is also subject to rate regulation. The Federal Energy Regulatory Commission (the “FERC”) regulates interstate oil pipeline transportation rates under the Interstate Commerce Act. In general, interstate oil pipeline rates must be cost-based, although settlement rates agreed to by all shippers are permitted and market-based rates may be permitted in certain circumstances. Effective January 1, 1995, the FERC implemented regulations establishing an indexing system that permits an oil pipeline, subject to limited challenges, to annually increase or decrease its transportation rates due to inflationary changes in costs using a FERC approved index, without making a cost of service filing. Every five years, the FERC reviews the appropriateness of the index in relation to industry costs. On December 16, 2010, the FERC established a new Producer Price Index for Finished Goods (the “PPI-FG”) of PPI-FG plus 2.65 percent for the five-year period beginning July 1, 2011. The basis for intrastate oil pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate oil pipeline rates, varies from state to state. Insofar as effective interstate and intrastate rates are equally applicable to all comparable shippers, we believe that the regulation of oil transportation rates will not affect our operations in any way that is of material difference from those of our competitors.

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

Waste handling. The Resource Conservation and Recovery Act (the “RCRA”) and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Pursuant to regulatory guidance issued by the federal Environmental Protection Agency (the “EPA”), the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development, and production of oil or natural gas are currently regulated under RCRA’s non-hazardous waste provisions. However, it is possible that certain oil and natural gas exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. Any such change could result in an increase in our costs to manage and dispose of wastes, which could have a material adverse effect on our results of operations and financial position.

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

For example, in August 2012, the EPA adopted new rules that make all oil and gas operations (production, processing, transmission, storage and distribution) subject to regulation under the New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAPS”) programs. These new EPA rules also impose NSPS standards for completions of hydraulically fractured gas wells. These standards include requirements for operators to use the reduced emission completion (“REC”) techniques developed in EPA’s Natural Gas STAR program along with pit flaring of gas not sent to the gathering line. The standards are applicable to newly drilled and fractured wells as well as existing wells that are refractured. The requirement for flaring of gas not sent to a gathering line became effective on October 15, 2012, and all operators are required to use REC techniques beginning January 1, 2015. Further, the new NESHAPS regulations impose maximum achievable control technology (“MACT”) standards for those glycol dehydrators and storage vessels at major sources of hazardous air pollutants not currently subject to MACT standards.  We are currently evaluating the effect these rules could have on our business.

Climate change.   In December 2009, the EPA determined that emissions of carbon dioxide, methane and other “greenhouse gases”, or GHGs, present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes.  Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of GHGs under existing provisions of the CAA. The EPA recently adopted two sets of rules regulating GHG emissions under the CAA, one of which requires a reduction in emissions of GHGs from motor vehicles and the other of which regulates emissions of GHGs from certain large stationary sources, effective January 2, 2011. The EPA’s rules relating to emissions of GHGs are currently subject to a number of legal challenges, but the federal courts have thus far declined to issue any injunctions to prevent EPA from implementing, or requiring state environmental agencies to implement, the rules. In 2011, the EPA adopted rules requiring the reporting of GHG emissions from specified large GHG emission sources in the United States, including certain onshore oil and natural gas facilities, on an annual basis beginning in 2012 for emissions occurring in 2011. We fulfilled our 2011 emissions reporting in 2012 as required by EPA’s rules.

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

In addition, certain governmental reviews are either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices.  The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices, and the EPA is performing a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater resources. The EPA’s study includes 18 separate research projects addressing topics such as water acquisition, chemical mixing, well injection, flowback and produced water, and wastewater treatment and waste disposal.  The EPA has indicated that it expects to issue its study report in late 2014.  Moreover, the EPA is developing effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities and plans to propose these standards by 2014.  Other governmental agencies, including the United States Department of Energy and the United States Department of the Interior, are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the federal Safe Drinking Water Act or other regulatory mechanisms.

To our knowledge, there have been no citations, suits, or contamination of potable drinking water arising from our fracturing operations. We do not have insurance policies in effect that are intended to provide coverage for losses solely related to hydraulic fracturing operations; however, we believe our general liability and excess liability insurance policies may cover third-party claims related to hydraulic fracturing operations and associated legal expenses in accordance with, and subject to, the terms of such policies.  If new laws or regulations significantly restrict hydraulic fracturing activities or impose burdens on new permitting or operating requirements, our ability to utilize hydraulic fracturing may be curtailed and this may in turn reduce the amount of oil and natural gas that we are ultimately able to produce from our reserves.

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

We believe that we are in substantial compliance with existing environmental laws and regulations applicable to our current operations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations. For instance, we did not incur any material capital expenditures for remediation or pollution control activities during 2012. Additionally, as of the date of this report, we are not aware of any environmental issues or claims that will require material capital expenditures during 2012. However, we cannot assure you that the passage or application of more stringent laws or regulations in the future will not have a negative impact on our financial position or results of operation.

Our Employees

Our corporate headquarters are located at One Concho Center, 600 West Illinois Avenue Midland, Texas 79701. We also maintain various field offices in Texas and New Mexico. At December 31, 2012, we had 745 employees, 290 of whom were employed in field operations. Our future success will depend partially on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We consider our relations with our employees to be good. We also utilize the services of independent contractors to perform various field and other services.

Available Information

We file or furnish annual, quarterly and current reports, proxy statements and other documents with the United States Securities and Exchange Commission (the “SEC”) under the Exchange Act. The public may read and copy any materials that we file or furnish with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file or furnish electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov.

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

The following table provides a reconciliation of PV-10 to the standardized measure of discounted future net cash flows at December 31, 2012, 2011 and 2010:

	December 31,
(in millions)	2012	2011	2010

PV-10 ...	$8,327.0	$8,399.8	$6,061.2
Present value of future income taxes discounted at 10% .......................................................................................................................................................	(2,538.9)	(2,698.7)	(1,885.1)
Standardized measure of discounted future net cash flows ...............................................................................................................................................	$5,788.1	$5,701.1	$4,176.1

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

The following table provides a reconciliation of net income (loss) to EBITDAX:

	Years Ended December 31,
(in thousands)	2012	2011	2010	2009	2008

Net income (loss) ...	$431,689	$548,137	$204,370	$(9,802)	$278,702
Exploration and abandonments .......................................................................................................................................................................................	39,840	11,394	10,130	10,632	37,617
Depreciation, depletion and amortization .......................................................................................................................................................................	575,128	400,022	211,487	162,975	95,240
Accretion of discount on asset retirement obligations ..................................................................................................................................................	4,187	2,444	1,079	690	510
Impairments of long-lived assets ......................................................................................................................................................................................	-	439	11,614	7,880	8,382
Non-cash stock-based compensation ..............................................................................................................................................................................	29,872	19,271	12,931	9,040	5,223
Bad debt expense ...	-	-	870	(1,035)	2,905
Ineffective portion of cash flow hedges ..........................................................................................................................................................................	-	-	-	-	(1,336)
Unrealized (gain) loss on derivatives not designated as hedges ..................................................................................................................................	(103,907)	(61,504)	73,501	239,273	(256,224)
(Gain) loss on sale of assets, net ........................................................................................................................................................................................	372	1,139	58	114	(777)
Interest expense ...	182,705	118,360	60,087	28,292	29,039
Income tax expense (benefit) on continuing operations ..............................................................................................................................................	251,041	261,800	101,613	(28,890)	148,230
Discontinued operations .....................................................................................................................................................................................................	64,701	(26,343)	55,254	56,039	53,792
EBITDAX ...	$1,475,628	$1,275,159	$742,994	$475,208	$401,303

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

Risks Related to Our Business

Oil, natural gas and NGL prices are volatile. A decline in oil,  natural gas and NGL prices could adversely affect our financial position, financial results, cash flow, access to capital and ability to grow.

Our future financial condition, revenues, results of operations, rate of growth and the carrying value of our oil and natural gas properties depend primarily upon the prices we receive for our oil and natural gas production and the prices prevailing from time to time for oil and natural gas. Oil, natural gas, and NGL prices historically have been volatile, and are likely to continue to be volatile in the future, especially given current geopolitical conditions. This price volatility also affects the amount of cash flow we have available for capital expenditures and our ability to borrow money or raise additional capital. The prices for oil, natural gas and NGLs are subject to a variety of factors beyond our control, including:

•         the level of consumer demand for oil, natural gas and NGLs;

•         the domestic and foreign supply of oil, natural gas, and NGLs;

•         inventory levels of Cushing, Oklahoma, the benchmark for WTI oil prices;

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

•         effect of energy conservation efforts;

•         variations between product prices at sales points and applicable index prices; and

•         worldwide economic conditions.

Furthermore, oil and natural gas prices continued to be volatile in 2012. For example, the NYMEX oil prices in 2012 ranged from a high of $109.77 to a low of $77.69 per Bbl and the NYMEX natural gas prices in 2012 ranged from a high of $3.90 to a low of $1.91 per MMBtu. Further, the NYMEX oil prices and NYMEX natural gas prices reached lows of $91.82 per Bbl and $3.11 per MMBtu, respectively, during the period from January 1, 2013 to February 20, 2013.

Declines in oil, natural gas and NGL prices would not only reduce our revenue, but could also reduce the amount of oil and natural gas that we can produce economically. This in turn would lower the amount of oil and natural gas reserves we could recognize and, as a result, could have a material adverse effect on our financial condition and results of operations. If the oil and natural gas industry experiences significant price declines, we may, among other things, be unable to maintain or increase our borrowing capacity, repay current or future indebtedness or obtain additional capital on attractive terms, all of which can adversely affect the value of our securities.

Drilling for and producing oil and natural gas are high-risk activities with many uncertainties that could cause our expenses to increase or our cash flows and production volumes to decrease.

Our future financial condition and results of operations will depend on the success of our exploration and production activities. Our oil and natural gas exploration and production activities are subject to numerous risks, including the risk that drilling will not result in commercially viable oil or natural gas production. Our decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. Our cost of drilling, completing, equipping and operating wells is often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical or less economical than forecasted. Further, many factors may curtail, delay or cancel drilling, including the following:

•         delays imposed by or resulting from compliance with regulatory and contractual requirements;

•         pressure or irregularities in geological formations;

•         shortages of or delays in obtaining equipment and qualified personnel;

•         equipment failures or accidents;

•         adverse weather conditions;

•         reductions in oil, natural gas and NGL prices;

•         surface access restrictions;

•         loss of title or other title related issues;

•         oil, natural gas liquids or natural gas gathering, transportation and processing availability restrictions or limitations; and

•         limitations in the market for oil, natural gas and NGLs.

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

At the same time, the White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic-fracturing practices, and the EPA is performing a study of the potential environmental impacts of hydraulic fracturing activities on drinking water and groundwater resources.  The EPA’s study includes 18 separate research projects addressing topics such as water acquisition, chemical mixing, well injection, flowback and produced water, and wastewater treatment and waste disposal.  The EPA has indicated that it expects to issue its study report in late 2014.  In addition, the United States Department of Energy is conducting an investigation into practices the agency could recommend to better protect the environment from drilling using hydraulic-fracturing completion methods. Additionally, certain members of the Congress have called upon the United States Government Accountability Office to investigate how hydraulic fracturing might adversely affect water resources, the SEC to investigate the natural gas industry and any possible misleading of investors or the public regarding the economic feasibility of pursuing natural gas deposits in shales by means of hydraulic fracturing, and the United States Energy Information Administration to provide a better understanding of that agency’s estimates regarding natural gas reserves, including reserves from shale formations, as well as uncertainties associated with those estimates. Legislation also has been introduced before Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the Safe Drinking Water Act or other regulatory mechanism.

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

Further, in August 2012, the EPA adopted new rules that make all oil and natural gas operations (production, processing, transmission, storage and distribution) subject to regulation under the NSPS and NESHAPS programs. These new EPA rules also impose NSPS standards for completions of hydraulically fractured natural gas wells. These standards include requirements for operators to use the REC techniques developed in the EPA’s Natural Gas STAR program along with pit flaring of natural gas not sent to the gathering line. The standards are applicable to newly drilled and fractured wells as well as existing wells that are refractured.  The requirement for flaring of gas not sent to a gathering line became effective on October 15, 2012, and all operators are required to use REC techniques beginning January 1, 2015.  Further, the new NESHAPS regulations impose MACT standards for those glycol dehydrators and storage vessels at major sources of hazardous air pollutants not currently subject to MACT standards. We are currently evaluating the effect these rules could have on our business.

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

Water is an essential component of both the drilling and hydraulic fracturing processes.  Historically, we have been able to purchase water from local land owners and other sources for use in our operations. During 2012, West Texas and Southeast New Mexico experienced the lowest inflows of water in recent history. As a result of this severe drought, some local water districts may begin restricting the use of water subject to their jurisdiction for drilling and hydraulic fracturing in order to protect the local water supply. If we are unable to obtain water to use in our operations from local sources, we may be unable to economically produce oil and natural gas, which could have an adverse effect on our financial condition, results of operations and cash flows.

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

The oil and natural gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures for the acquisition, exploration and development of oil and natural gas reserves. At December 31, 2012, total debt outstanding under our credit facility was $304.0 million (and total debt at December 31, 2012 was $3.1 billion), and approximately $2.2 billion was available to be borrowed under our credit facility. Expenditures for acquisition, exploration and development of oil and natural gas properties are the primary use of our capital resources. We incurred approximately $2.8 billion in acquisition, exploration and development activities (excluding asset retirement obligations) during the year ended December 31, 2012 ($1.3 billion of which was related to acquisitions). Under our 2013 capital budget, we currently intend to invest approximately $1.6 billion for exploration and development activities and customary acquisition of leasehold acreage.

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

•         the prices at which our commodities are sold;

•         global credit and securities markets;

•         the ability and willingness of lenders and investors to provide capital and the cost of the capital; and

•         our ability to acquire, locate and produce new reserves.

If our revenues or the borrowing base under our credit facility decrease as a result of lower commodity prices, operating difficulties, declines in reserves, lending requirements or regulations, or for any other reason, we may have limited ability to obtain the capital necessary to sustain our operations at current levels. As a result, we may require additional capital to fund our operations, and we may not be able to obtain debt or equity financing to satisfy our capital requirements. If cash generated from operations or borrowings available under our credit facility is not sufficient to meet our capital requirements, the failure to obtain additional financing could result in a curtailment of our operations relating to the development of our prospects, which in turn could lead to a decline in our oil and natural gas reserves, and could adversely affect our production, revenues and results of operations.

We have substantial indebtedness and may incur substantially more debt. Higher levels of indebtedness make us more vulnerable to economic downturns and adverse developments in our business.

We had approximately $3.1 billion of outstanding debt at December 31, 2012. At December 31, 2012, the borrowing base under our credit facility was $3.0  billion and commitments from our bank group totaled $2.5 billion, of which approximately $2.2 billion was available to be borrowed.

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

We may incur substantially more debt in the future. The indentures governing our senior notes contain restrictions on our incurrence of additional indebtedness. These restrictions, however, are subject to a number of qualifications and exceptions, and under certain circumstances, we could incur substantial additional indebtedness in compliance with these restrictions. Moreover, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness under the indentures.

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

At December 31, 2012, we had approximately $304.0 million of outstanding debt under our credit facility, and our borrowing base was $3.0 billion and commitments from our bank group totaled $2.5 billion. The borrowing base under our credit facility is semi-annually redetermined based upon a number of factors, including commodity prices and reserve levels. In addition, between redeterminations we and, if requested by 66 2/3 percent of our lenders, our lenders, may each request one special redetermination.

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

Our producing properties are concentrated in the Permian Basin of Southeast New Mexico and West Texas, making us vulnerable to risks associated with operating in one major geographic area. In addition, we have a large amount of proved reserves attributable to a small number of producing horizons within this area.

Our producing properties are geographically concentrated in the Permian Basin of Southeast New Mexico and West Texas. At December 31, 2012, substantially all of our total estimated proved reserves were attributable to properties located in this area. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, market limitations, water shortages or other drought related conditions or interruption of the processing or transportation of oil, natural gas or natural gas liquids.

In addition to the geographic concentration of our producing properties described above, at December 31, 2012, approximately (i) 40.6 percent of our proved reserves were attributable to the Yeso formation, which includes both the Paddock and Blinebry intervals, underlying our oil and natural gas properties located in Southeast New Mexico; and (ii) 27.6 percent of our proved reserves were attributable to the Wolfberry play in West Texas. This concentration of assets within a small number of producing horizons exposes us to additional risks, such as changes in field-wide rules and regulations that could cause us to permanently or temporarily shut-in all of our wells within a field.

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

At December 31, 2012, we carried unproved property costs of $ 1.1 billion. GAAP requires periodic evaluation of these costs on a project-by-project basis in comparison to their estimated fair value. These evaluations will be affected by the results of exploration activities, commodity price circumstances, planned future sales or expiration of all or a portion of the leases, contracts and permits appurtenant to such projects. If the quantity of potential reserves determined by such evaluations is not sufficient to fully recover the cost invested in each project, we will recognize noncash charges to earnings of future periods.

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

To reduce our exposure to changes in the prices of commodities, we have entered into and may in the future enter into additional commodity price risk management arrangements for a portion of our oil and natural gas production. The agreements that we have entered into generally have the effect of providing us with a fixed price for a portion of our expected future oil and natural gas production over a fixed period of time. Commodity price risk management arrangements expose us to the risk of financial loss and may limit our ability to benefit from increases in commodity prices in some circumstances, including the following:

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

Our commodity price risk management activities could have the effect of reducing our revenues, net income and the value of our securities. At December 31, 2012, the net unrealized gain on our commodity price risk management contracts was approximately $25.1 million. An average increase in the commodity price of $10.00 per barrel of oil from the commodity price at December 31, 2012 would have resulted in a $245.9 million net unrealized loss on our commodity price risk management contracts, as reflected on our balance sheet at December 31, 2012. We may continue to incur significant unrealized gains or losses in the future from our commodity price risk management activities to the extent market prices increase or decrease and our derivatives contracts remain in place.

Our identified inventory of drilling locations and recompletion opportunities are scheduled out over several years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling.

We have identified and scheduled the drilling of certain of our drilling locations as an estimation of our future multi-year development activities on our existing acreage. At December 31, 2012, we had identified 12,269 gross drilling locations, with proved reserves attributable to 2,326 of such locations. These identified locations represent a significant part of our growth strategy. Our ability to drill and develop these locations depends on a number of uncertainties, including (i) our ability to timely drill wells on lands subject to complex development terms and circumstances; (ii) the availability of capital, equipment, services and personnel; (iii) seasonal conditions; (iv) regulatory and third party approvals; (v) commodity prices; and (vi) drilling and recompletion costs and results. Because of these and other potential uncertainties, we may never drill the numerous potential locations we have identified or produce oil or natural gas from these or any other potential locations. As such, our actual development activities may materially differ from those presently identified, which could adversely affect our production, revenues and results of operations.

Approximately 39 percent of our total estimated proved reserves at December 31, 2012 were undeveloped, and those reserves may not ultimately be developed.

At December 31, 2012, approximately 39 percent of our total estimated proved reserves were undeveloped. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling. Our reserve data assumes that we can and will make these expenditures and conduct these operations successfully. These assumptions, however, may not prove correct. Our reserve report at December 31, 2012 includes estimates of total future development costs over the next five years associated with our proved undeveloped reserves of approximately $2.9 billion. If we choose not to spend the capital to develop these reserves, or if we are not otherwise able to successfully develop these reserves, we will be required to write-off these reserves. In addition, under the SEC’s reserve rules, because proved undeveloped reserves may be booked only if they relate to wells scheduled to be drilled within five years of the date of booking, we may be required to write-off any proved undeveloped reserves that are not developed within this five year timeframe. Any such write-offs of our reserves could reduce our ability to borrow money and could reduce the value of our securities.

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

The Standardized Measure and PV-10 of our estimated reserves are not accurate estimates of the current fair value of our estimated proved oil and natural gas reserves.

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

If average oil prices were $10.00 per barrel lower than the average price we used, our PV-10 at December 31, 2012 would have decreased from $8.3 billion to $7.2 billion. If average natural gas prices were $1.00 per MMBtu lower than the average price we used, our PV-10 at December 31, 2012, would have decreased from $8.3 billion to $7.4 billion. Any adjustments to the estimates of proved reserves or decreases in the price of our commodities may decrease the value of our securities.

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

Successful acquisitions of oil and natural gas properties require an assessment of a number of factors, including estimates of recoverable reserves, the timing of recovering reserves, exploration potential, future commodity prices, operating costs and potential environmental, regulatory and other liabilities. Such assessments are inexact, and we cannot make these assessments with a high degree of accuracy. In connection with our assessments, we perform a review of the acquired properties. However, such a review will not reveal all existing or potential problems. In addition, our review may not permit us to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. We do not inspect every well. Even when we inspect a well, we do not always discover structural, subsurface and environmental problems that may exist or arise.

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

The demand for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry can fluctuate significantly, often in correlation with commodity prices, causing periodic shortages. Historically, there have been shortages of drilling and workover rigs, pipe and other oilfield equipment as demand for rigs and equipment has increased along with the number of wells being drilled. These factors also cause significant increases in costs for equipment, services and personnel. Higher commodity prices generally stimulate demand and result in increased prices for drilling and workover rigs, crews and associated supplies, equipment and services. It is beyond our control and ability to predict whether these conditions will exist in the future and, if so, what their timing and duration will be. These types of shortages or price increases could significantly decrease our profit margin, cash flow and operating results, or restrict our ability to drill the wells and conduct the operations which we currently have planned and budgeted or which we may plan in the future.

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

Market conditions or the unavailability of satisfactory oil and natural gas processing or transportation arrangements may hinder our access to oil, natural gas and NGL markets or delay our production. The availability of a ready market for our oil and natural gas production depends on a number of factors, including the demand for and supply of oil, natural gas and NGLs, the proximity of reserves to pipelines and terminal facilities, competition for such facilities and the inability of such facilities to gather, transport or process our production due to shutdowns or curtailments arising from mechanical, operational or weather related matters, including hurricanes and other severe weather conditions. Our ability to market our production depends in substantial part on the availability and capacity of gathering and transportation systems, pipelines and processing facilities owned and operated by third parties. Our failure to obtain such services on acceptable terms could have a material adverse effect on our business, financial condition and results of operations. We may be required to shut in or otherwise curtail production from wells due to lack of a market or inadequacy or unavailability of oil, NGL or natural gas pipeline or gathering, transportation or processing capacity. If that were to occur, then we would be unable to realize revenue from those wells until suitable arrangements were made to market our production.

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

President Obama’s budget proposal for the fiscal year 2013 recommended the elimination of certain key United States federal income tax preferences currently available to oil and natural gas exploration and production companies. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs and (iii) the increase in the amortization period from two years to seven years for geophysical costs paid or incurred in connection with the exploration for, or development of, oil or natural gas within the United States.

It is unclear whether any such changes will actually be enacted or, if enacted, how soon any such changes could become effective. The passage of any legislation as a result of the budget proposal or any other similar change in United States federal income tax law could affect certain tax deductions that are currently available to us with respect to our oil and natural gas exploration and production activities.

Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the crude oil and natural gas that we produce.

In December 2009, the EPA determined that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of greenhouse gases under existing provisions of the CAA. The EPA recently adopted two sets of rules regulating greenhouse gas emissions under the CAA, one of which requires a reduction in emissions of greenhouse gases from motor vehicles and the other of which regulates emissions of greenhouse gases from certain large stationary sources, effective January 2, 2011. The EPA’s rules relating to emissions of greenhouse gases, including emissions, from large stationary sources are currently subject to a number of legal challenges, but the federal courts have thus far declined to issue any injunctions to prevent EPA from implementing, or requiring state environmental agencies to implement, the rules. The EPA has also adopted rules requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, including certain onshore oil and natural gas production facilities, on an annual basis, beginning in 2012 for emissions occurring in 2011.

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

Congress recently adopted comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, including us, which participate in that market. The new legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), became law on July 21, 2010 and requires the Commodities Futures Trading Commission (the “CFTC”) and the SEC to promulgate rules and regulations implementing the new legislation within 360 days from the date of enactment. In its rulemaking under the Dodd-Frank Act, the CFTC has proposed regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. Certain bona fide hedging transactions or positions would be exempt from these position limits.  It is not possible at this time to predict when the CFTC will finalize these regulations. The financial reform legislation may also require us to comply with margin requirements and with certain clearing and trade-execution requirements in connection with our derivative activities, although the application of those provisions to us is uncertain at this time. The financial reform legislation may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty. The new legislation and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the legislation was intended, in part, to reduce the volatility of commodity prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on us, our financial condition and our results of operations.

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

At December 31, 2012, approximately 8.4 percent of our proved reserves were attributable to properties for which we were not the operator. As a result, the success and timing of drilling and development activities on such nonoperated properties depend upon a number of factors, including:

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

Item 1B.  Unresolved Staff Comments

There are no unresolved staff comments.

Item 2.  Properties

Our Oil and Natural Gas Reserves

The estimates of our proved reserves at December 31, 2012, all of which were located in the United States, were based on evaluations prepared by the independent petroleum engineering firms of Cawley, Gillespie & Associates, Inc. (“CGA”) and Netherland, Sewell & Associates, Inc. (“NSAI”) (or collectively, our “external engineers”). Reserves were estimated in accordance with guidelines established by the SEC and the Financial Accounting Standards Board (the “FASB”).

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

Rick Morton joined the Company in 2011 as Corporate Engineering Manager.  Prior to joining the Company, Mr. Morton served as Division Acquisition Coordinator for EOG Resources, Inc. Mr. Morton was also previously employed by Southwest Royalties, Inc. as Vice President and Exploitation Manager, and by Merit Energy Company in various engineering positions. Mr. Morton began his career in 1983 with Arco Oil and Gas Company as an Operations/Analytical Engineer before moving to a Production Supervisor position.  He is a graduate of Texas A&M University with a Bachelor of Science degree in Petroleum Engineering.

CGA. Approximately 68 percent of the proved reserves estimates shown herein at December 31, 2012 have been independently prepared by CGA, a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies.  CGA was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-693. Within CGA, the technical person primarily responsible for preparing the estimates set forth in the CGA letter dated January 23, 2013, filed as an exhibit to this Annual Report on Form 10-K, was Mr. Zane Meekins.  Mr. Meekins has been a practicing consulting petroleum engineer at CGA since 1989. Mr. Meekins is a Registered Professional Engineer in the State of Texas (License No. 71055) and has over 23 years of practical experience in petroleum engineering, with over 20 years of experience in the estimation and evaluation of reserves.  He graduated from Texas A&M University in 1987 with a Bachelor of Science degree in Petroleum Engineering. Mr. Meekins meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; he is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserve definitions and guidelines.

NSAI. Approximately 32 percent of the proved reserve estimates shown herein at December 31, 2012 have been independently prepared by NSAI, a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical person primarily responsible for preparing the estimates set forth in the NSAI letter dated January 28, 2013, filed as an exhibit to this Annual Report on Form 10-K, was Mr. G. Lance Binder.  Mr. Binder has been a practicing consulting petroleum engineer at NSAI since 1983. Mr. Binder is a Registered Professional Engineer in the State of Texas (License No. 61794) and has over 30 years of practical experience in petroleum engineering, with over 30 years of experience in the estimation and evaluation of reserves. He graduated from Purdue University in 1978 with a Bachelor of Science degree in Chemical Engineering.  Mr. Binder meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; he is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserve definitions and guidelines.

Our oil and natural gas reserves.  The following table sets forth our estimated proved oil and natural gas reserves, PV-10 and Standardized Measure at December 31, 2012. PV-10 and Standardized Measure include the present value of our estimated future abandonment and site restoration costs for proved properties net of the present value of estimated salvage proceeds from each of these properties. Our reserve estimates and our computation of future net cash flows are based on SEC pricing of (i) $91.21 per Bbl West Texas Intermediate posted oil price and (ii) $2.76 per MMBtu Henry Hub spot natural gas price, adjusted for location and quality by property.

	Oil	Natural Gas	Total
	(MBbl)	(MMcf)	(MBoe)	PV-10 (a)
Core Operating Areas:
New Mexico Shelf ...	145,415	473,717	224,368	$4,642.2
Delaware Basin ...	39,414	253,979	81,744	1,396.8
Texas Permian ...	88,673	313,714	140,959	2,287.0
Other ...	6	669	117	1.0
Total ...	273,508	1,042,079	447,188	8,327.0
Present value of future income taxes discounted at 10% ....................................................................................................................................................................				(2,538.9)
Standardized Measure ...				$5,788.1

The following table sets forth our estimated proved reserves by category at December 31, 2012:

	Oil	Natural Gas	Total	Percent of
	(MBbl)	(MMcf)	(MBoe)	Total	PV-10 (a)

Proved developed producing ...	143,250	616,958	246,076	55.0%	$5,797.4
Proved developed non-producing ...	17,686	48,461	25,763	5.8%	599.0
Proved undeveloped ...	112,572	376,660	175,349	39.2%	1,930.6
Total proved ...	273,508	1,042,079	447,188	100.0%	$8,327.0

...

Total proved developed ...	160,936	665,419	271,839	60.8%	$6,396.4

(a)      Our Standardized Measure at December 31, 2012 was $5.8 billion. PV-10 is a Non-GAAP financial measure and is derived from the Standardized Measure which is the most directly comparable GAAP financial measure. PV-10 is a computation of the Standardized Measure on a pre-tax basis. PV-10 is equal to the Standardized Measure at the applicable date, before deducting future income taxes, discounted at 10 percent. We believe that the presentation of PV-10 is relevant and useful to investors because it presents the discounted future net cash flows attributable to our estimated proved reserves prior to taking into account future corporate income taxes, and it is a useful measure for evaluating the relative monetary significance of our oil and natural gas assets. Further, investors may utilize the measure as a basis for comparison of the relative size and value of our reserves to other companies. We use this measure when assessing the potential return on investment related to our oil and natural gas assets. PV-10, however, is not a substitute for the Standardized Measure. Our PV-10 measure and the Standardized Measure do not purport to present the fair value of our oil and natural gas reserves.  See “Item 1. Business —Non-GAAP Financial Measures and Reconciliations.”

__________________________________________________________________________________________________________________________________

Changes to proved reserves. The following table sets forth the changes in our proved reserve volumes by area during the year ended December 31, 2012 (in MBoe):

			Purchases of	Sales of	Revisions of
		Extensions and	Minerals-in-	Minerals-in-	Previous
	Production	Discoveries	Place	Place	Estimates

Core Operating Areas:
New Mexico Shelf ...	(14,247)	45,624	7,942	(11,087)	(14,133)
Delaware Basin ...	(7,702)	34,562	9,593	(2,474)	(1,984)
Texas Permian ...	(7,807)	11,734	37,957	(20,748)	(6,670)
Other...	(12)	-	988	(962)	93
Total ...	(29,768)	91,920	56,480	(35,271)	(22,694)

Production.  Production volumes of 29.8 MMBoe include production of 1.8 MMBoe for the non-core assets divested in December 2012.

Extensions and discoveries. Extensions and discoveries are primarily the result of our continued success from our extension and infill drilling in the Yeso of Southeast New Mexico and the Wolfberry in West Texas and our exploratory drilling success in the Delaware Basin.

Purchases of minerals-in-place.  Purchases of minerals-in-place are composed of approximately 45.5 MMBoe from the Three Rivers Acquisition, which closed in July 2012, 9.8 MMBoe from the PDC Acquisition and various other acquisitions throughout the year.

Sales of minerals-in-place. In December 2012, we closed the divestiture of certain of our non-core assets, a portion of which were acquired in the Three Rivers Acquisition, for approximately $488.1 million, subject to customary post-closing adjustments.

Revisions of previous estimates.  Revisions of previous estimates are comprised of (i) 5.1 MMBoe of negative price revisions primarily resulting from a decrease in natural gas prices, (ii) 10.8 MMBoe of proved reserves reclassified to unproved reserves, in part as a result of the SEC’s 5-year proved undeveloped reserves rules and (iii) 6.6 MMBoe of negative revisions primarily resulting from technical and performance evaluations. The Company's proved reserves at December 31, 2012 were determined using the SEC prices of $91.21 per Bbl of oil for West Texas Intermediate and $2.76 per MMBtu of natural gas for Henry Hub spot, compared to corresponding prices of $92.71 per Bbl of oil and $4.12 per MMBtu of natural gas at December 31, 2011.

Proved undeveloped reserves.  At December 31, 2012, we had approximately 175.3 MMBoe of proved undeveloped reserves as compared to 150.6 MMBoe at December 31, 2011.

The following table summarizes the changes in our proved undeveloped reserves during 2012 (in MBoe):

At December 31, 2011 ......................................................................................................................................................................................	150,592
Extensions and discoveries .........................................................................................................................................................................	54,349
Purchases of minerals-in-place ..................................................................................................................................................................	24,281
Sales of minerals-in-place ...........................................................................................................................................................................	(8,314)
Revisions of previous estimates ................................................................................................................................................................	(16,363)
Conversion to proved developed reserves ...............................................................................................................................................	(29,196)
At December 31, 2012 ......................................................................................................................................................................................	175,349

Our purchases of minerals-in-place are primarily attributable to the PDC Acquisition, which closed in the first quarter of 2012, and the Three Rivers Acquisition, which closed in the third quarter of 2012. Our extensions and discoveries are primarily the result of our continued success from our extension and infill drilling in the Yeso of Southeast New Mexico and the Wolfberry in West Texas and our exploratory drilling success in the Delaware Basin.

The following table sets forth, since 2008, proved undeveloped reserves converted to proved developed reserves during the respective year and the investment required to convert proved undeveloped reserves to proved developed reserves:

	Proved Undeveloped Reserves			Investment in Conversion
Years Ended	Converted to			of Proved Undeveloped Reserves
December 31,	Proved Developed Reserves			to Proved Developed Reserves

	Oil	Natural Gas	Total
	(MBbls)	(MMcf)	(MBoe)	(in thousands)

2008 ...	4,378	15,681	6,992	$114,067
2009 ...	7,453	19,860	10,763	131,773
2010 ...	20,117	52,318	28,836	309,439
2011 ...	25,201	68,495	36,616	491,602
2012 ...	19,132	60,388	29,196	411,576
Total ...	76,281	216,742	112,403	$1,458,457

The following table sets forth the estimated timing and cash flows of developing our proved undeveloped reserves at December 31, 2012 (dollars in thousands):

	Future	Future	Future	Future
Years Ended	Production	Cash	Production	Development	Future Net
December 31, (a)	(Mboe)	Inflows	Costs	Costs	Cash Flows

2013 ...	2,744	$195,906	$21,295	$481,478	$(306,868)
2014 ...	6,388	465,960	53,853	503,457	(91,351)
2015 ...	8,945	648,218	78,826	593,100	(23,708)
2016 ...	12,811	893,762	112,282	710,582	70,897
2017 ...	15,827	1,078,224	141,157	604,621	332,450
Thereafter...	128,634	9,009,271	2,657,581	18,881	6,332,811
Total...	175,349	$12,291,341	$3,064,994	$2,912,119	$6,314,231

(a)	Beginning in 2014 and thereafter, the production and cash flows represent the drilling results from the respective year plus the incremental effects from the results of proved undeveloped drilling from previous years.

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

Developed and Undeveloped Acreage

The following table presents our total gross and net developed and undeveloped acreage by area at December 31, 2012:

	Developed Acres		Undeveloped Acres		Total Acres
	Gross	Net	Gross	Net	Gross	Net

Core Operating Areas:
New Mexico Shelf...	75,146	27,353	153,790	76,461	228,936	103,814
Delaware Basin...	195,060	93,879	281,163	221,863	476,223	315,742
Texas Permian...	271,989	61,419	154,612	94,071	426,601	155,490
Other...	23,624	17,532	49,955	33,614	73,579	51,146
Total...	565,819	200,183	639,520	426,009	1,205,339	626,192

The following table sets forth the future expiration amounts of our gross and net undeveloped acreage at December 31, 2012 by area. Expirations may be less if production is established or continuous development activities are undertaken beyond the primary term of the lease.

	2013 (a)		2014		2015		Thereafter
	Gross	Net	Gross	Net	Gross	Net	Gross	Net

Core Operating Areas:
New Mexico Shelf...	16,995	10,302	5,307	2,420	10,252	6,382	31,234	29,131
Delaware Basin...	9,845	5,946	20,880	16,279	41,946	33,649	14,657	13,801
Texas Permian...	33,970	26,646	59,344	38,478	19,392	10,353	6,002	6,349
Other...	9,991	7,494	26,407	16,366	-	-	-	-
Total...	70,801	50,388	111,938	73,543	71,590	50,384	51,893	49,281

(a) Our 2013 capital budget contemplates avoiding a significant portion of these lease expirations.

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

	Price Per Share
	High	Low

2011:
First Quarter ...	$110.89	$84.13
Second Quarter ...	$109.95	$83.51
Third Quarter ...	$99.47	$71.05
Fourth Quarter ...	$105.66	$63.20

2012:
First Quarter ...	$116.82	$95.56
Second Quarter ...	$109.25	$76.17
Third Quarter ...	$102.26	$80.57
Fourth Quarter ...	$98.22	$76.81

On February 20, 2013 the last sales price of our common stock as reported on the New York Stock Exchange was $94.67 per share.

As of February 20, 2013, there were 701 holders of record of our common stock.

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

Repurchase of Equity Securities

Period	Total number of shares withheld (a)	Average price per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plan

October 1, 2012 - October 31, 2012 ........................................................................................................................................	119	$95.06	-
November 1, 2012 - November 30, 2012 ...............................................................................................................................	2,894	$87.34	-
December 1, 2012 - December 31, 2012 ................................................................................................................................	2,455	$83.29	-

(a)		Represents shares that were withheld by us to satisfy tax withholding obligations of certain of our officers and key employees that arose upon the lapse of restrictions on restricted stock.

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

•         in December 2010, we sold certain of our non-core Permian Basin assets for cash consideration of approximately $103.3 million and recognized a pre-tax gain on the disposition of assets (included in discontinued operations) of approximately $29.1 million. We used the net proceeds from this divestiture to repay a portion of the borrowings under our credit facility. For 2010, these assets produced an average of 1,393 Boe per day, of which approximately 46 percent was oil;

•         in March 2011, we sold our Bakken assets for cash consideration of approximately $195.9 million and recognized a pre-tax gain on the disposition of assets (included in discontinued operations) of approximately $135.9 million. We used the net proceeds from this divestiture to repay a portion of the borrowings under our credit facility. For the first quarter of 2011, these assets produced an average of 1,369 Boe per day;

•         in May 2011, we issued $600 million in principal amount of 6.5% senior notes due 2022 at par and we received net proceeds of approximately $587.1 million. We used the net proceeds to repay a portion of the borrowings under our credit facility;

•         in November 2011, we closed the OGX Acquisition for cash consideration of approximately $252.0 million. The results of operations prior to December 2011 do not include results from the OGX Acquisition;

•         in February 2012, we completed the PDC Acquisition for cash consideration of approximately $189.2 million. The PDC Acquisition was primarily funded with borrowings under our credit facility. The results of operations prior to March 2012 do not include results from the PDC Acquisition;

•         in March 2012, we issued $600 million aggregate principal amount of 5.5% senior notes due 2022 at par, for which we received net proceeds of approximately $590.0 million. We used the net proceeds to repay a portion of the borrowings under our credit facility;

•         in July 2012, we completed the Three Rivers Acquisition for cash consideration of approximately $1.0 billion. The Three Rivers Acquisition was primarily funded with borrowings under our credit facility. The results of operations prior to July 2012 do not include results from the Three Rivers Acquisition;

•         in August 2012, we issued $700 million aggregate principal amount of 5.5% senior notes due 2023 at par, for which we received net proceeds of approximately $688.6 million. We used the net proceeds to repay a portion of the borrowings under our credit facility; and

•         in December 2012, we sold certain of our non-core assets, a portion of which were acquired in the Three Rivers Acquisition, for approximately $488.1 million, subject to customary post-closing adjustments. We used the net proceeds from this divestiture to repay a portion of the borrowings under our credit facility. For the year ended December 31, 2012 these assets produced an average of 4,937 Boe per day.

Our financial data below is derived from (i) our audited consolidated financial statements included in this report and (ii) other audited consolidated financial statements of ours not included in this report, after taking into account the necessary reclassifications to present discontinued operations.

						Years Ended December 31,
(in thousands, except per share amounts)						2012 (a)	2011	2010 (b)	2009 (c)	2008 (d)

Statement of operations data:
	Total operating revenues ...					$1,819,814	$1,617,771	$851,443	$444,236	$432,699
	Total operating costs and expenses ...					(969,251)	(814,103)	(532,004)	(469,433)	(2,888)
Income (loss) from operations ...						$850,563	$803,668	$319,439	$(25,197)	$429,811
.............................................................................................................	.............................................................................................................	.............................................................................................................	.............................................................................................................	.............................................................................................................
Income (loss) from continuing operations, net of tax .....................................................................................................................................................................................						$408,230	$419,534	$147,246	$(25,013)	$253,974
.............................................................................................................	.............................................................................................................	.............................................................................................................	.............................................................................................................	.............................................................................................................
Income from discontinued operations, net of tax ...........................................................................................................................................................................................						$23,459	$128,603	$56,994	$15,211	$24,728
.............................................................................................................	.............................................................................................................	.............................................................................................................	.............................................................................................................	.............................................................................................................
Net income (loss) attributable to common shareholders .................................................................................................................................................................................						$431,689	$548,137	$204,370	$(9,802)	$278,702
.............................................................................................................	.............................................................................................................	.............................................................................................................	.............................................................................................................	.............................................................................................................
Basic earnings per share:
	Income (loss) from continuing operations ...					$3.96	$4.09	$1.59	$(0.29)	$3.21
	Income from discontinued operations, net of tax .............................................................................................................................................................................................					0.22	1.25	0.62	0.17	0.31
		Net income (loss) attributable to common
			shareholders .......................................................................................................................................................................................................			$4.18	$5.34	$2.21	$(0.12)	$3.52
.............................................................................................................	.............................................................................................................	.............................................................................................................	.............................................................................................................	.............................................................................................................	.............................................................................................................
Diluted earnings per share:
	Income (loss) from continuing operations ...					$3.93	$4.05	$1.57	$(0.29)	$3.15
	Income from discontinued operations, net of tax .............................................................................................................................................................................................					0.22	1.23	0.61	0.17	0.31
		Net income (loss) attributable to common
			shareholders .......................................................................................................................................................................................................			$4.15	$5.28	$2.18	$(0.12)	$3.46

Other financial data:
	Net cash provided by operations ...					$1,237,478	$1,199,458	$651,582	$359,546	$391,397
	Net cash used in investing activities ...					$2,240,444	$1,651,418	$2,043,457	$586,148	$946,050
	Net cash provided by financing activities ...					$1,005,504	$451,918	$1,389,025	$212,084	$541,981
	EBITDAX (e) ...					$1,475,628	$1,275,159	$742,994	$475,208	$401,303

						December 31,
(in thousands)						2012 (a)	2011	2010 (b)	2009 (c)	2008 (d)

Balance sheet data:
	Cash and cash equivalents ...					$2,880	$342	$384	$3,234	$17,752
	Property and equipment, net ...					7,993,424	6,290,118	4,913,787	2,856,289	2,401,404
	Total assets ...					8,589,437	6,849,576	5,368,494	3,171,085	2,815,203
	Long-term debt, including current maturities ....................................................................................................................................................................................................					3,101,103	2,080,141	1,668,521	845,836	630,000
	Stockholders' equity ...					3,466,196	2,980,739	2,383,874	1,335,428	1,325,154

(a)         The Three Rivers Acquisition closed in July 2012.  See Note D of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

(b)        The Marbob and Settlement Acquisitions closed in October 2010.  See Note D of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

(c)         The Wolfberry Acquisitions closed in December 2009.

(d)        The Henry Entities acquisition closed in July 2008.

(e)         EBITDAX is defined as net income (loss), plus (1) exploration and abandonments expense, (2) depreciation, depletion and amortization expense, (3) accretion expense, (4) impairments of long-lived assets, (5) non-cash stock-based compensation expense, (6) bad debt expense, (7) ineffective portion of cash flow hedges, (8) unrealized (gain) loss on derivatives not designated as hedges, (9) (gain) loss on sale of assets, net, (10) interest expense, (11) federal and state income taxes on continuing operations and (12) similar items listed above that are presented in discontinued operations. See “Item 1. Business —Non-GAAP Financial Measures and Reconciliations.”

_______________________________________________________________________________________________________________________________________

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

In December 2012, we sold certain of our non-core assets, a portion of which were acquired in the Three Rivers Acquisition, for cash consideration of approximately $488.1 million, subject to customary post-closing adjustments, and recognized a pre-tax loss on this sale of approximately $18.7 million (included in discontinued operations).  For the year ended December 31, 2012, these assets produced an average of 4,937 Boe per day.

In July 2012, we acquired producing and non-producing assets from Three Rivers Operating Company (the “Three Rivers Acquisition”) for cash consideration of approximately $1.0 billion. The Three Rivers Acquisition was primarily funded with borrowings under our credit facility. The results of operations prior to July 2012 do not include results from the Three Rivers Acquisition.

In February 2012, we acquired producing and non-producing assets from Petroleum Development Corporation (the “PDC Acquisition”) for cash consideration of approximately $189.2 million. The PDC Acquisition was primarily funded with borrowings under our credit facility. The results of operations prior to March 2012 do not include results from the PDC Acquisition.

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

In December 2010, we sold certain of our non-core Permian Basin assets for cash consideration of approximately $103.3 million and recognized a pre-tax gain on this sale of approximately $29.1 million (included in discontinued operations). For the year ended December 31, 2010, these assets produced an average of 1,393 Boe per day.

In October 2010, we closed the Marbob and Settlement Acquisitions for consideration of approximately $1.6 billion. The results of these acquisitions are included in our results of operations for periods after their respective closing dates in October 2010.

Certain statements in our discussion below are forward-looking statements. These forward-looking statements involve risks and uncertainties. We caution that a number of factors could cause actual results to differ materially from these implied or expressed by the forward-looking statements. Please see “Cautionary Statement Regarding Forward-Looking Statements.”

Overview

We are an independent oil and natural gas company engaged in the acquisition, development and exploration of producing oil and natural gas properties. Our core operations are primarily focused in the Permian Basin of Southeast New Mexico and West Texas. We refer to our three core operating areas as the (i) New Mexico Shelf, where we primarily target the Yeso formation, (ii) Delaware Basin, where we primarily target the Bone Spring formation (which includes the Avalon Shale and the Bone Spring sands) and the Wolfcamp shale, and (iii) Texas Permian, where we primarily target the Wolfberry, a term applied to the combined Wolfcamp and Spraberry horizons. Oil comprised 61.2 percent of our 447.2 MMBoe of estimated proved reserves at December 31, 2012 and 60.5 percent of our 29.8 MMBoe of production for 2012. We seek to operate the wells in which we own an interest, and we operated wells that accounted for 91.3 percent of our proved developed producing PV-10 and 81.6 percent of our approximately 5,800 gross wells at December 31, 2012. By controlling operations, we are able to more effectively manage the cost and timing of exploration and development of our properties, including the drilling and stimulation methods used.

Financial and Operating Performance

Our financial and operating performance for 2012 included the following highlights:

•         Net income was $431.7 million ($4.15 per diluted share), as compared to net income of $548.1 million ($5.28  per diluted share) in 2011. The decrease in earnings was primarily due to:

▪  $105.1 million decrease in income from discontinued operations in 2012, primarily related to the (i) $135.9 million pre-tax gain related to the sale of the Bakken assets in 2011 and (ii) the $18.7 million pre-tax loss related to the sale of non-core assets in 2012;

▪  $175.1 million increase in depreciation, depletion and amortization (“DD&A”) expense from continuing operations, primarily due to (i) capitalized costs associated with new wells that were successfully drilled and completed in 2011 and 2012 and (ii) the acquisitions in 2011 and 2012;

▪  $65.8 million increase in oil and natural gas production costs from continuing operations due in part to increased (i) production, partially related to acquisitions in 2011 and 2012 and (ii) oil and natural gas revenues that directly increased our oil and natural gas production taxes; and

▪  $64.3 million increase in interest expense due to (i) a 62 percent increase in the weighted average debt balance outstanding between the periods primarily related to acquisitions and (ii) our senior note issuances in 2011 and 2012 which bear higher interest costs than borrowings under our credit facility;

partially offset by:

▪  $202.0 million increase in oil and natural gas revenues from continuing operations as a result of a 27 percent increase in production partially offset by a 12 percent decrease in commodity price realizations per Boe (excluding the effects of derivative activities) which were primarily related to a decrease in natural gas price realizations; and

▪  a $127.4 million gain on derivatives not designated as hedges in 2012, as compared to a $23.4 million loss on derivatives not designated as hedges in 2011.

•         Average daily sales volumes from continuing operations increased by 27 percent from 60,180 Boe per day during 2011 to 76,397 Boe per day during 2012. The increase is primarily attributable to our successful drilling efforts during 2011 and 2012 and our acquisitions in 2011 and 2012.

•         Net cash provided by operating activities increased by approximately $38.0 million to $1,237.5 million for 2012, as compared to $1,199.5 million in 2011, primarily due to increased oil and natural gas revenues offset by increases in related oil and natural gas production costs, interest expense and other cash related costs.

•         Long-term debt was increased by approximately $1.0 billion during 2012, primarily as a result of the PDC Acquisition and Three Rivers Acquisition in February 2012 and July 2012, respectively, partially offset by our non-core asset divestiture in December 2012.

•         At December 31, 2012, availability under our credit facility was approximately $2.2 billion.

Commodity Prices

Our results of operations are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to relatively minor changes in the supply of and demand for oil, natural gas and NGLs market uncertainty and a variety of additional factors that are beyond our control. Factors that may impact future commodity prices, including the price of oil, natural gas and NGLs include:

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

Although we cannot predict the occurrence of events that may affect future commodity prices or the degree to which these prices will be affected, the prices for any commodity that we produce will generally approximate current market prices in the geographic region of the production. From time to time, we expect that we may economically hedge a portion of our commodity price risk to mitigate the impact of price volatility on our business. See Note H of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding our commodity derivative positions at December 31, 2012.

Oil and natural gas prices have been subject to significant fluctuations during the past several years. In general, oil prices were consistent during 2012 measured against 2011, while natural gas prices decreased. The following table sets forth the average NYMEX oil and natural gas prices for the years ended December 31, 2012, 2011 and 2010, as well as the high and low NYMEX price for the same periods:

	Years Ended December 31,
	2012	2011	2010

Average NYMEX prices:
Oil (Bbl) ...	$94.19	$95.07	$79.50
Natural gas (MMBtu) ...	$2.83	$4.03	$4.40

High and Low NYMEX prices:

Oil (Bbl):
High ...	$109.77	$113.93	$91.51
Low ...	$77.69	$75.67	$68.01

Natural gas (MMBtu):
High ...	$3.90	$4.85	$6.01
Low ...	$1.91	$2.99	$3.29

Further, the NYMEX oil price and NYMEX natural gas price reached highs and lows of $97.94 and $91.82 per Bbl and $3.57 and $3.11 per MMBtu, respectively, during the period from January 1, 2013 to February 20, 2013. At February 20, 2013, the NYMEX oil price and NYMEX natural gas price were $94.46 per Bbl and $3.28 per MMBtu, respectively.

Recent Events

Divestiture.  In December 2012, we sold certain of our non-core assets for cash consideration of approximately $488.1 million, subject to customary post-closing adjustments, and recognized a pre-tax loss on the disposition of assets (included in discontinued operations) of approximately $18.7 million. We used the net proceeds from this divestiture to repay a portion of the borrowings under our credit facility. For the year ended December 31, 2012, these assets produced an average of 4,937 Boe per day. We estimate that he proved reserves of these assets at closing were approximately 35.3 MMBoe.

2013 capital budget.  In November 2012, we announced our 2013 capital budget of approximately $1.6 billion, which we expect will be substantially funded within our cash flow, based on current commodity prices and capital costs. We take a longer-term view on spending within our cash flow, and our spending during any specific period may exceed our cash flow for that period. However, our capital budget is largely discretionary, and if we experience sustained commodity prices significantly below the current levels or substantial increases in our costs, we may reduce our capital spending program to be substantially within our cash flow.

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

Credit facility amendment. In October 2012, we amended our credit facility, increasing our borrowing base to $3.0 billion, but maintaining the aggregate lender commitments at $2.5 billion. At December 31, 2012, we had borrowings outstanding under our credit facility of approximately $0.3 billion, and our availability under our credit facility was approximately $2.2 billion.

Senior notes issuances. In August 2012, we issued $700 million aggregate principal amount of 5.5% senior notes due 2023 at par, for which we received net proceeds of approximately $688.6 million. In March 2012, we issued $600 million aggregate principal amount of 5.5% senior notes due 2022 at par, for which we received net proceeds of approximately $590.0 million. We used the net proceeds to repay a portion of the borrowings under our credit facility.

Three Rivers Acquisition. In July 2012, we completed the Three Rivers Acquisition for cash consideration of approximately $1.0 billion. The Three Rivers Acquisition was primarily funded with borrowings under our credit facility.

PDC Acquisition. In February 2012, we completed the PDC Acquisition for cash consideration of approximately $189.2 million. The PDC Acquisition was primarily funded with borrowings under our credit facility.

Derivative Financial Instruments

Derivative financial instrument exposure.  At December 31, 2012, the fair value of our financial derivatives was a net asset of $25.1 million. All of our counterparties to these financial derivatives are parties to our credit facility and have their outstanding debt commitments and derivative exposures collateralized pursuant to our credit facility. Under the terms of our financial derivative instruments and their collateralization under our credit facility, we do not have exposure to potential “margin calls” on our financial derivative instruments. We currently have no reason to believe that our counterparties to these commodity derivative contracts are not financially viable. Our credit facility does not allow us to offset amounts we may owe a lender against amounts we may be owed related to our financial instruments with such party.

After December 31, 2012, we entered into the following additional oil related price swaps to hedge additional amounts of our estimated future production:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Oil Swaps: (a)
2013:
Volume (Bbl) ...	369,000	384,000	268,000	200,000	1,221,000
Price per Bbl ...	$94.59	$94.59	$94.55	$94.53	$94.57
2014:
Volume (Bbl) ...	150,000	120,000	545,000	430,000	1,245,000
Price per Bbl ...	$91.90	$91.90	$91.12	$90.92	$91.22

...

...

Oil Basis Swaps: (b)
2013:
Volume (Bbl) ...	-	3,003,000	3,036,000	2,944,000	8,983,000
Price per Bbl ...	$-	$(1.23)	$(1.22)	$(1.23)	$(1.23)

(a) The index prices for the oil price swaps are based on the NYMEX – WTI monthly average futures price.
(b) The basis differential price is between Midland – WTI and Cushing – WTI.

Results of Operations

The following table sets forth summary information concerning our production and operating data from continuing operations for the years ended December 31, 2012, 2011 and 2010. The table below excludes production and operating data that we have classified as discontinued operations, which is more fully described in Note N of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.” The actual historical data in this table excludes results from (i) the Three Rivers Acquisition for periods prior to July 2012, (ii) the PDC Acquisition for periods prior to March 2012, (iii) the OGX Acquisition for periods prior to December 2011and (iv) the Marbob and Settlement Acquisitions for periods prior to their respective close dates in October 2010. Because of normal production declines, increased or decreased drilling activities and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as being indicative of future results.

	Years Ended December 31,
	2012	2011	2010

Production and operating data:
Net production volumes:
Oil (MBbl) ...	16,859	13,446	8,661
Natural gas (MMcf) ...	66,613	51,118	27,347
Total (MBoe) ...	27,961	21,966	13,219

Average daily production volumes:
Oil (Bbl) ...	46,063	36,838	23,729
Natural gas (Mcf) ...	182,003	140,049	74,923
Total (Boe) ...	76,397	60,180	36,216

Average prices:
Oil, without derivatives (Bbl) .....................................................................................................................................................................................................	$87.96	$91.34	$76.48
Oil, with derivatives (Bbl) (a) .....................................................................................................................................................................................................	$89.29	$83.61	$73.45
Natural gas, without derivatives (Mcf) ....................................................................................................................................................................................	$5.06	$7.62	$6.91
Natural gas, with derivatives (Mcf) (a) ....................................................................................................................................................................................	$5.07	$8.13	$7.55
Total, without derivatives (Boe) ...............................................................................................................................................................................................	$65.08	$73.65	$64.41
Total, with derivatives (Boe) (a) ...............................................................................................................................................................................................	$65.93	$70.09	$63.74

Operating costs and expenses per Boe:
Lease operating expenses and workover costs ......................................................................................................................................................................	$6.90	$6.69	$5.36
Oil and natural gas taxes ...	$5.39	$5.96	$5.46
Depreciation, depletion and amortization ..............................................................................................................................................................................	$20.56	$18.21	$15.99
General and administrative .......................................................................................................................................................................................................	$4.79	$4.48	$5.03

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

	Years Ended December 31,
(in thousands)	2012	2011	2010

Gain (loss) on derivatives not designated as hedges:
Cash receipts from (payments on) oil derivatives ...........................................................................................................................................................	$22,411	$(103,969)	$(26,281)
Cash receipts from natural gas derivatives .......................................................................................................................................................................	1,125	25,739	17,414
Cash payments on interest rate derivatives ......................................................................................................................................................................	-	(6,624)	(4,957)
Unrealized mark-to-market gain (loss) on commodity and
interest rate derivatives ...................................................................................................................................................................................................	103,907	61,504	(73,501)
Gain (loss) on derivatives not designated as hedges .......................................................................................................................................................	$127,443	$(23,350)	$(87,325)

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

The following table sets forth summary information from our discontinued operations concerning our production and operating data for the years ended December 31, 2012, 2011 and 2010. The discontinued operations presentation is the result of reclassifying the results of operations from the divestitures of our (i) non-core Permian Basin assets in December 2010, (ii) Bakken assets in March 2011 and (iii) non-core assets in December 2012 which are more fully described in Note N of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

		Years Ended December 31,
		2012	2011	2010

Production and operating data:
	Net production volumes:
	Oil (MBbl) ...	1,144	1,246	1,669
	Natural Gas (Mcf) ...	3,978	2,596	4,058
	Total (MBoe) ...	1,807	1,678	2,345

	Average daily production volumes:
	Oil (Bbl) ...	3,126	3,415	4,572
	Natural gas (Mcf) ...	10,869	7,112	11,118
	Total (Boe) ...	4,937	4,600	6,426

	Average prices:
	Oil, without derivatives (Bbl) .....................................................................................................................................................................................................	$88.60	$89.80	$73.83
	Oil, with derivatives (Bbl) (a) .....................................................................................................................................................................................................	$88.60	$89.80	$73.83
	Natural gas, without derivatives (Mcf) ....................................................................................................................................................................................	$4.67	$7.64	$5.78
	Natural gas, with derivatives (Mcf) (a) ....................................................................................................................................................................................	$4.67	$7.64	$5.78
	Total, without derivatives (Boe) ...............................................................................................................................................................................................	$66.37	$78.50	$62.56
	Total, with derivatives (Boe) (a) ...............................................................................................................................................................................................	$66.37	$78.50	$62.56

	Operating costs and expenses per Boe:
	Lease operating expenses and workover costs ......................................................................................................................................................................	$12.95	$12.01	$10.40
	Oil and natural gas taxes ...	$6.01	$6.89	$5.65
	Depreciation, depletion and amortization ..............................................................................................................................................................................	$16.68	$18.15	$19.54
	General and administrative (a) .................................................................................................................................................................................................	$(1.38)	$(1.35)	$(1.33)

(a)	Represents the fees received from third-parties for operating oil and natural gas properties that were sold. We reflect these fees as a reduction of general and administrative expenses.

The following tables present selected production and operating data for the fields which represent greater than 15 percent of our total proved reserves at December 31, 2012, 2011 and 2010:

					Year Ended December 31, 2012
					West	Yeso
					Wolfberry	Central

Production and operating data:
Net production volumes:
	Oil (MBbl) ...				3,402	4,053
	Natural gas (MMcf) ...				10,399	14,915
	Total (MBoe) ...				5,135	6,539
....................................................................................................................................................................	....................................................................................................................................................................	....................................................................................................................................................................	....................................................................................................................................................................
Average prices:
	Oil, without derivatives (Bbl) ...				$88.22	$88.52
	Natural gas, without derivatives (Mcf) ....................................................................................................................................................................................................				$6.14	$6.28
	Total, without derivatives (Boe) ...				$70.87	$69.19
....................................................................................................................................................................	....................................................................................................................................................................	....................................................................................................................................................................	....................................................................................................................................................................
Production costs per Boe:
	Lease operating expenses including workovers ......................................................................................................................................................................................				$7.45	$7.43
	Oil and natural gas taxes ...				$5.11	$5.97

				Year Ended December 31, 2011
				West	Yeso	Yeso
				Wolfberry	Central	East

Production and operating data:
Net production volumes:
	Oil (MBbl) ...			2,735	3,923	2,848
	Natural gas (MMcf) ...			7,794	14,124	8,058
	Total (MBoe) ...			4,034	6,277	4,191

Average prices:
	Oil, without derivatives (Bbl) ...			$93.00	$91.51	$91.26
	Natural gas, without derivatives (Mcf) ....................................................................................................................................................................................................			$8.82	$8.85	$7.78
	Total, without derivatives (Boe) ...			$80.09	$77.11	$76.97

Production costs per Boe:
	Lease operating expenses including workovers ......................................................................................................................................................................................			$4.71	$7.30	$9.03
	Oil and natural gas taxes ...			$5.25	$6.78	$6.52

					Year Ended December 31, 2010
					West	Grayburg
					Wolfberry	Jackson

Production and operating data:
Net production volumes:
	Oil (MBbl) ...				1,643	1,680
	Natural gas (MMcf) ...				4,679	4,696
	Total (MBoe) ...				2,423	2,463

Average prices:
	Oil, without derivatives (Bbl) ...				$77.74	$75.72
	Natural gas, without derivatives (Mcf) ....................................................................................................................................................................................................				$7.37	$7.59
	Total, without derivatives (Boe) ...				$66.95	$66.12

Production costs per Boe:
	Lease operating expenses including workovers ......................................................................................................................................................................................				$4.51	$6.24
	Oil and natural gas taxes ...				$4.32	$5.70

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Oil and natural gas revenues.  Revenue from oil and natural gas operations was $1,819.8 million for the year ended December 31, 2012, an increase of $202.0 million (12 percent) from $1,617.8 million for the year ended December 31, 2011. This increase was primarily due to an increase in the realized oil price and increased production due to (i) successful drilling efforts during 2011 and 2012, (ii) production from the OGX Acquisition which closed in November 2011, (iii) production from the PDC Acquisition which closed in February 2012 and (iv) production from the Three Rivers Acquisition which closed in July 2012. Specific factors affecting oil and natural gas revenues include the following:

•         total oil production was 16,859 MBbl  for the year ended December 31, 2012, an increase  of 3,413 MBbl  (25 percent) from 13,446 MBbl  for the year ended December 31, 2011;

•         average realized oil price (excluding the effects of derivative activities) was $87.96 per Bbl during the year ended December 31, 2012, a decrease of 4 percent  from $91.34  per Bbl during the year ended December 31, 2011;

•         total natural gas production was 66,613 MMcf  for the year ended December 31, 2012, an increase  of 15,495 MMcf  (30 percent) from 51,118 MMcf  for the year ended December 31, 2011; and

•         average realized natural gas price (excluding the effects of derivative activities) was $5.06 per Mcf during the year ended December 31, 2012, a decrease of 34 percent  from $7.62 per Mcf during the year ended December 31, 2011. Our natural gas prices have been significantly higher than the related NYMEX prices primarily due to the value of the natural gas liquids in our liquids-rich natural gas stream.

Production expenses.  The following table provides the components of our total oil and natural gas production costs for the years ended December 31, 2012 and 2011:

	Years Ended December 31,
	2012		2011
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

Lease operating expenses ...	$182,716	$6.53	$145,020	$6.60
Taxes:
Ad valorem ...	13,695	0.49	8,854	0.40
Production ...	137,106	4.90	122,187	5.56
Workover costs ...	10,226	0.37	1,868	0.09
Total oil and natural gas production expenses ...........................................................................................................................................................	$343,743	$12.29	$277,929	$12.65

Among the cost components of production expenses, we have some control over lease operating expenses and workover costs on properties we operate, but production and ad valorem taxes are directly related to commodity price changes.

Lease operating expenses for the year ended December 31, 2011 included a $3.1 million ($0.13 per Boe) underestimate of costs related to periods prior to 2011.

Lease operating expenses were $182.7 million ($6.53 per Boe) for the year ended December 31, 2012, which was an increase of $37.7 million (26 percent) from $145.0 million ($6.60 per Boe) for the year ended December 31, 2011. The increase in lease operating expenses was primarily due to (i) our wells successfully drilled and completed in 2011 and 2012, (ii) the acquisitions in 2011 and 2012 and (iii) an increase in cost of services, primarily labor related, due to the increased demand for services and related labor in the Permian Basin offset by an underestimate of costs in periods prior to 2011 as mentioned above. The decrease in lease operating expenses per Boe was primarily due to (i) the $0.13 per Boe included in the year December 31, 2011 related to the underestimate of costs in periods prior to 2011 mentioned above and (ii) additional production from our wells successfully drilled which were completed in 2011 and 2012 where we are receiving benefits from economies of scale, offset in part by cost increases in services, primarily labor related.

Ad valorem taxes have increased primarily as a result of increased valuations of our Texas properties and the increase in the number of wells primarily associated with our 2011 and 2012 drilling activity in our Texas Permian area and the Texas properties acquired in the PDC Acquisition and the Three Rivers Acquisition.

Production taxes per unit of production were $4.90 per Boe during the year ended December 31, 2012, a decrease of 12 percent from $5.56 per Boe during the year ended December 31, 2011. The decrease was directly related to the decrease in natural gas prices offset by our increase in oil and natural gas revenues related to increased volumes. Over the same period, our per Boe prices (excluding the effects of derivatives) decreased 12 percent.

Workover expenses were approximately $10.2 million and $1.9 million for the years ended December 31, 2012 and 2011, respectively. The 2012 amounts related primarily to workovers in the New Mexico Shelf and Texas Permian areas, while the 2011 amounts related primarily to activity in the Texas Permian area performed to increase or restore production.

Exploration and abandonments expense. The following table provides a breakdown of our exploration and abandonments expense for the years  ended December 31, 2012 and 2011:

	Years Ended December 31,
(in thousands)	2012	2011

Geological and geophysical .......................................................................................................................................................................	$19,927	$4,977
Exploratory dry hole costs .........................................................................................................................................................................	7,518	1,067
Leasehold abandonments and other .......................................................................................................................................................	12,395	5,350
Total exploration and abandonments ...............................................................................................................................................	$39,840	$11,394

Our geological and geophysical expense, which primarily consists of the costs of acquiring and processing seismic data, geophysical data and core analysis, primarily relating to our Delaware Basin and Texas Permian areas, was approximately $19.9 million and $5.0 million for the years ended December 31, 2012 and 2011, respectively.

Our exploratory dry hole costs during the year ended December 31, 2012 was primarily related to (i) expensing an unsuccessful lateral on a horizontal well due to mechanical issues in the Delaware Basin area, (ii) expensing a dry hole that logged no pay in the Lower Abo formation in the New Mexico Shelf area and (iii) expensing the costs of drilling a well that experienced mechanical issues in the Texas Permian area.

For the year ended December 31, 2012, we recorded approximately $12.4 million of leasehold abandonments, which related to non-core prospects in our New Mexico Shelf area. For the year ended December 31, 2011, we recorded approximately $5.4 million of leasehold abandonments, which related to non-core prospects in our New Mexico Shelf area.

Depreciation, depletion and amortization expense.  The following table provides components of our depreciation, depletion and amortization expense for the years ended December 31, 2012 and 2011:

	Years Ended December 31,
	2012		2011
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

Depletion of proved oil and natural gas properties ..........................................................................................	$561,291	$20.07	$392,859	$17.88
Depreciation of other property and equipment ...............................................................................................	12,376	0.44	5,702	0.26
Amortization of intangible asset - operating rights ...........................................................................................	1,461	0.05	1,461	0.07
Total depletion, depreciation and amortization ...............................................................................................	$575,128	$20.56	$400,022	$18.21

Oil price used to estimate proved oil reserves at period end ...........................................................................	$91.21		$92.71
Natural gas price used to estimate proved natural gas reserves at period end ............................................	$2.76		$4.12

Depletion of proved oil and natural gas properties was $561.3 million ($20.07 per Boe) for the year ended December 31, 2012, an increase of $168.4 million (43 percent) from $392.9 million ($17.88 per Boe) for the year ended December 31, 2011. The increase in depletion expense was primarily due to (i) capitalized costs associated with new wells that were successfully drilled and completed in 2011 and 2012 and (ii) costs associated with our acquisitions in 2011 and 2012. The increase in depletion expense per Boe was primarily due to (i) the properties acquired in the Three Rivers Acquisition having a higher rate per Boe than our legacy wells, (ii) drilling deeper, higher-cost wells and (iii) the decrease in the natural gas price between periods utilized to determine proved reserves.

The amortization of the intangible asset is a result of the value assigned to the operating rights that we acquired in an acquisition. The intangible asset is currently being amortized over an estimated life of 25 years.

Impairment of long-lived assets.  We periodically review our long-lived assets to be held and used, including proved oil and natural gas properties accounted for under the successful efforts method of accounting. Due primarily to downward adjustments to the economically recoverable proved reserves associated with well performance on certain natural gas assets in our New Mexico Shelf area, we recognized a non-cash charge against earnings of $0.4 million during the year ended December 31, 2011. We did not recognize any impairment charges for the year ended December 31, 2012.

General and administrative expenses.  The following table provides components of our general and administrative expenses for the years ended December 31, 2012 and 2011:

	Years Ended December 31,
	2012		2011
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

General and administrative expenses.....................................................................................................................................	$118,256	$4.23	$90,376	$4.11
Non-cash stock-based compensation....................................................................................................................................	29,872	1.07	19,271	0.88
Less: Third-party operating fee reimbursements .................................................................................................................	(14,332)	(0.51)	(11,122)	(0.51)
Total general and administrative expenses ......................................................................................................................	$133,796	$4.79	$98,525	$4.48

General and administrative expenses were approximately $133.8 million ($4.79 per Boe) for the year ended December 31, 2012, an increase of $35.3 million (36 percent) from $98.5 million ($4.48 per Boe) for the year ended December 31, 2011. The increase in general and administrative expenses and non-cash stock-based compensation was primarily due to an increase in the number of employees and related personnel expenses to handle our increased activities, both from (i) increased drilling and exploration activities and (ii) our acquisitions in 2011 and 2012. The increase in general and administrative expenses per Boe was primarily due to (i) an increase in the number of employees and related personnel expenses to handle our increased activities and (ii) an increase in non-cash stock-based compensation expense, offset in part by (i) increased production from our wells successfully drilled and completed in 2011 and 2012, (ii) additional production associated with our acquisitions in 2011 and 2012 and (iii) increased third-party operating fee reimbursements.

As the operator of certain oil and natural gas properties in which we own an interest, we earn overhead reimbursements during the drilling and production phases of the property. We earned reimbursements of $14.3 million and $11.1 million during the years ended December 31, 2012 and 2011, respectively. This reimbursement is reflected as a reduction of general and administrative expenses in the consolidated statements of operations. The increase in third-party operating fee reimbursements is primarily due to drilling and completing wells in which we own a lower working interest resulting in increased third-party income.

(Gain) loss on derivatives not designated as hedges.  The following table sets forth the cash settlements and the non-cash mark-to-market adjustments for the derivative contracts not designated as hedges for the years ended December 31, 2012 and 2011:

	Years Ended December 31,
(in thousands)	2012	2011

Cash payments (receipts):
Commodity derivatives - oil ...................................................................................................................................................................	$(22,411)	$103,969
Commodity derivatives - natural gas ...................................................................................................................................................	(1,125)	(25,739)
Financial derivatives - interest ...............................................................................................................................................................	-	6,624

Mark-to-market (gain) loss:
Commodity derivatives - oil ...................................................................................................................................................................	(104,882)	(75,380)
Commodity derivatives - natural gas ...................................................................................................................................................	975	19,630
Financial derivatives - interest ...............................................................................................................................................................	-	(5,754)
(Gain) loss on derivatives not designated as hedges ...........................................................................................................................	$(127,443)	$23,350

Our earnings are affected by the changes in value of our derivatives portfolio between periods and the related cash settlements of those derivatives, which can be volatile. To the extent the future commodity price outlook declines between measurement periods, we will have mark-to-market gains, and to the extent future commodity price outlook increases between measurement periods, we will have mark-to-market losses.

Interest expense.  The following table sets forth interest expense, weighted average interest rates and weighted average debt balances for the years ended December 31, 2012 and 2011:

		Years Ended December 31,
(dollars in thousands)		2012	2011

Interest expense ...		$182,705	$118,360

Weighted average interest rate - credit facility .........................................................................................................................................................		2.3%	2.6%
Weighted average interest rate - senior notes ...........................................................................................................................................................		6.6%	7.3%
Total weighted average interest rate ..........................................................................................................................................................................		5.6%	6.0%

Weighted average credit facility balance ..................................................................................................................................................................		$694,984	$500,484
Weighted average senior notes balance ....................................................................................................................................................................		2,238,611	1,312,500
Total weighted average debt balance ...................................................................................................................................................................	...	$2,933,595	$1,812,984

The increase in weighted average debt balance during the year ended December 31, 2012 as compared to the corresponding period in 2011 was due primarily to (i) borrowings associated with our acquisitions in 2011 and 2012 and (ii) timing of our capital expenditures. The increase in interest expense was due to an overall increase in the weighted average debt balance, offset in part by a lower weighted average interest rate due to (i) the weighted average debt balance of credit facility borrowings bearing a lower interest rate than our senior notes and (ii) our recent senior note issuances having lower interest rates than historical issuances.

Income tax provisions.  We recorded an income tax expense of $251.0 million and $261.8 million for the years ended December 31, 2012 and 2011, respectively. The effective income tax rate for the years ended December 31, 2012 and 2011 was 38.1 percent and 38.4 percent, respectively.

Income from discontinued operations, net of tax.  In December 2012, we closed the sale of certain of our non-core assets for cash consideration of $488.1 million, subject to customary post-closing adjustments. In March 2011, we closed our divestiture of our Bakken assets for cash consideration of approximately $195.9 million.

The results of operations of these assets and the related gain (loss) on disposition are reported as discontinued operations in the accompanying consolidated statements of operations, described in more detail in Note N of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.” We recognized income from discontinued operations of $23.5 million and $128.6 million for the years ended December 31, 2012 and 2011, respectively. For the years ended December 31, 2012 and 2011, income from discontinued operations included a pre-tax loss of $18.7 million on the sale of our non-core assets and a pre-tax gain of $135.9 million on the sale of our Bakken assets.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Oil and natural gas revenues.  Revenue from oil and natural gas operations was $1,617.8 million for the year ended December 31, 2011, an increase of $766.4 million (90 percent) from $851.4 million for the year ended December 31, 2010. This increase was primarily due to (i) 2011 having a full year effect of the Marbob and Settlement Acquisitions which closed in October 2010 and (ii) successful drilling efforts during 2010 and 2011, coupled with increases in realized oil and natural gas prices. Specific factors affecting oil and natural gas revenues include the following:

•         total oil production was 13,446 MBbl  for the year ended December 31, 2011, an increase  of 4,785 MBbl  (55 percent) from 8,661 MBbl  for the year ended December 31, 2010;

•         average realized oil price (excluding the effects of derivative activities) was $91.34 per Bbl during the year ended December 31, 2011, an increase of 19 percent  from $76.48  per Bbl during the year ended December 31, 2010;

•         total natural gas production was 51,118 MMcf  for the year ended December 31, 2011, an increase  of 23,771 MMcf  (87 percent) from 27,347 MMcf  for the year ended December 31, 2010; and

•         average realized natural gas price (excluding the effects of derivative activities) was $7.62 per Mcf during the year ended December 31, 2011, an increase of 10 percent  from $6.91 per Mcf during the year ended December 31, 2010. Our natural gas prices have been significantly higher than the related NYMEX prices primarily due to the value of the natural gas liquids in our liquids-rich natural gas stream.

Production expenses.  The following table provides the components of our total oil and natural gas production costs for the years ended December 31, 2011 and 2010:

	Years Ended December 31,
	2011		2010
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

Lease operating expenses ...	$145,020	$6.60	$69,006	$5.22
Taxes:
Ad valorem ...	8,854	0.40	7,156	0.54
Production ...	122,187	5.56	65,041	4.92
Workover costs ...	1,868	0.09	1,896	0.14
Total oil and natural gas production expenses ...........................................................................................................................................................	$277,929	$12.65	$143,099	$10.82

Among the cost components of production expenses, we have some control over lease operating expenses and workover costs on properties we operate, but production and ad valorem taxes are directly related to commodity price changes.

Lease operating expense for the year ended December 31, 2011 included a $3.1 million ($0.13 per Boe) underestimate of costs in periods prior to 2011.

Lease operating expenses were $145.0 million ($6.60 per Boe) for the year ended December 31, 2011, which was an increase of $76.0 million (110 percent) from $69.0 million ($5.22 per Boe) for the year ended December 31, 2010. The increase in lease operating expenses was primarily due to (i) 2011 having a full year effect from the Marbob and Settlement Acquisitions which closed in October 2010, (ii) our wells successfully drilled and completed in 2010 and 2011, (iii) an increase in cost of services, primarily labor related, due to the increased demand for services and related labor in the Permian Basin, (iv) incurring of higher than normal routine environmental related costs, and (v) an underestimate of costs in periods prior to 2011 mentioned above. The increase in lease operating expenses per Boe was primarily due to (i) cost increases in services, primarily labor related, (ii) incurrence of higher than normal routine environmental related costs and (iii) and underestimate of costs in periods prior to 2011 mentioned above, offset in part by additional production from our wells successfully drilled and completed in 2010 and 2011 where we are receiving benefits from economies of scale.

Ad valorem taxes have increased primarily as a result of increased valuations of our Texas properties and the increase in the number of wells primarily associated with our 2010 and 2011 drilling activity in our Texas Permian area.

Production taxes per unit of production were $5.56 per Boe during the year ended December 31, 2011, an increase of 13 percent from $4.92 per Boe during the year ended December 31, 2010. The increase was directly related to the increase in commodity prices and our increase in oil and natural gas revenues related to increased volumes. Over the same period, our per Boe prices (excluding the effects of derivatives) increased 14 percent.

Workover expenses were approximately $1.9 million for each of the years ended December 31, 2011 and 2010. The 2011 amounts related primarily to workovers in the  Texas Permian area, while the 2010 amounts related primarily to workovers in both the Texas Permian and New Mexico Shelf areas performed primarily to restore production.

Exploration and abandonments expense. The following table provides a breakdown of our exploration and abandonments expense for the years  ended December 31, 2011 and 2010:

	Years Ended December 31,
(in thousands)	2011	2010

Geological and geophysical .......................................................................................................................................................................	$4,977	$2,712
Exploratory dry hole costs .........................................................................................................................................................................	1,067	37
Leasehold abandonments and other .......................................................................................................................................................	5,350	7,381
Total exploration and abandonments ...............................................................................................................................................	$11,394	$10,130

Our geological and geophysical expense, which primarily consists of the costs of acquiring and processing seismic data, geophysical data and core analysis, was approximately $5.0 million and $2.7 million, primarily relating to our Delaware Basin and Texas Permian areas, for the years ended December 31, 2011 and 2010, respectively.

Our exploratory dry hole costs during the year ended December 31, 2011 were primarily attributable to partially expensing an exploratory well located in our Delaware Basin area. The lower portion of this well was deemed not commercial; however, the upper portion of this well was completed successfully.

For the year ended December 31, 2011, we recorded approximately $5.4 million of leasehold abandonments, which related to non-core prospects in our New Mexico Shelf area. For the year ended December 31, 2010, we recorded approximately $7.4 million of leasehold abandonments, which related to non-core prospects in our Delaware Basin and Texas Permian areas.

Depreciation, depletion and amortization expense.  The following table provides components of our depreciation, depletion and amortization expense for the years ended December 31, 2011 and 2010:

	Years Ended December 31,
	2011		2010
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

Depletion of proved oil and natural gas properties ..........................................................................................	$392,859	$17.88	$206,922	$15.65
Depreciation of other property and equipment ...............................................................................................	5,702	0.26	3,104	0.23
Amortization of intangible asset - operating rights ...........................................................................................	1,461	0.07	1,461	0.11
Total depletion, depreciation and amortization ...............................................................................................	$400,022	$18.21	$211,487	$15.99

Oil price used to estimate proved oil reserves at period end ...........................................................................	$92.71		$75.96
Natural gas price used to estimate proved natural gas reserves at period end ............................................	$4.12		$4.38

Depletion of proved oil and natural gas properties was $392.9 million ($17.88 per Boe) for the year ended December 31, 2011, an increase of $186.0 million (90 percent) from $206.9 million ($15.65 per Boe) for the year ended December 31, 2010. The increase in depletion expense was primarily due to (i) capitalized costs associated with new wells that were successfully drilled and completed in 2011 and 2010 and (ii) 2011 having a full year effect from the Marbob and Settlement Acquisitions, offset in part by the increase in the oil prices between the periods utilized to determine proved reserves.

The amortization of the intangible asset is a result of the value assigned to the operating rights that we acquired in an acquisition. The intangible asset is currently being amortized over an estimated life of 25 years.

Impairment of long-lived assets.  We periodically review our long-lived assets to be held and used, including proved oil and natural gas properties accounted for under the successful efforts method of accounting. Due primarily to downward adjustments to the economically recoverable proved reserves associated with well performance on certain natural gas assets in our New Mexico Shelf area, we recognized a non-cash charge against earnings of $0.4 million during the year ended December 31, 2011. For the year ended December 31, 2010, we recognized a non-cash charge against earnings of $11.6 million, which was comprised primarily of natural gas properties in our New Mexico Shelf area and to a lesser extent impairment in value of certain of our inventoried tubular goods.

General and administrative expenses.  The following table provides components of our general and administrative expenses for the years ended December 31, 2011 and 2010:

	Years Ended December 31,
	2011		2010
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

General and administrative expenses.....................................................................................................................................	$90,376	$4.11	$59,704	$4.52
Non-recurring bonus paid to Henry Entities' employees ....................................................................................................	-	-	5,059	0.38
Non-cash stock-based compensation....................................................................................................................................	19,271	0.88	12,931	0.98
Less: Third-party operating fee reimbursements .................................................................................................................	(11,122)	(0.51)	(11,294)	(0.85)
Total general and administrative expenses ......................................................................................................................	$98,525	$4.48	$66,400	$5.03

General and administrative expenses were $98.5 million ($4.48 per Boe) for the year ended December 31, 2011, an increase of $32.1 million (48 percent) from $66.4 million ($5.03 per Boe) for the year ended December 31, 2010. The increase in general and administrative expenses was primarily due to (i) additional personnel and related costs associated with the Marbob Acquisition, (ii) an increase in the number of employees and related personnel expenses to handle our increased activities, partially offset by a decrease in the non-recurring bonus due to the Henry Entities’ employees (discussed in the next paragraph) and (iii) an increase in non-cash stock-based compensation for stock-based compensation awards. The decrease in total general and administrative expenses per Boe was primarily due to (i) increased production from our wells successfully drilled and completed in 2010 and 2011 and (ii) 2011 having a full year effect of the production from our Marbob and Settlement Acquisitions.

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

As the operator of certain oil and natural gas properties in which we own an interest, we earn overhead reimbursements during the drilling and production phases of the property. We earned reimbursements of $11.1 million and $11.3 million during the years ended December 31, 2011 and 2010, respectively. This reimbursement is reflected as a reduction of general and administrative expenses in the consolidated statements of operations. The per Boe rate decreased primarily due to increased production.

Loss on derivatives not designated as hedges.  The following table sets forth the cash settlements and the non-cash mark-to-market adjustments for the derivative contracts not designated as hedges for the years ended December 31, 2011 and 2010:

	Years Ended December 31,
(in thousands)	2011	2010

Cash payments (receipts):
Commodity derivatives - oil ...................................................................................................................................................................	$103,969	$26,281
Commodity derivatives - natural gas ...................................................................................................................................................	(25,739)	(17,414)
Financial derivatives - interest ...............................................................................................................................................................	6,624	4,957

Mark-to-market (gain) loss:
Commodity derivatives - oil ...................................................................................................................................................................	(75,380)	93,595
Commodity derivatives - natural gas ...................................................................................................................................................	19,630	(23,347)
Financial derivatives - interest ...............................................................................................................................................................	(5,754)	3,253
Loss on derivatives not designated as hedges ......................................................................................................................................	$23,350	$87,325

Our earnings are affected by the changes in value of our derivatives portfolio between periods and the related cash settlements of those derivatives, which can be volatile. To the extent the future commodity price outlook declines between measurement periods, we will have mark-to-market gains, and to the extent future commodity price outlook increases between measurement periods, we will have mark-to-market losses.

Interest expense.  The following table sets forth interest expense, weighted average interest rates and weighted average debt balances for the years ended December 31, 2011 and 2010:

		Years Ended December 31,
(dollars in thousands)		2011	2010

Interest expense ...		$118,360	$60,087

Weighted average interest rate - credit facility .........................................................................................................................................................		2.6%	3.1%
Weighted average interest rate - senior notes ...........................................................................................................................................................		7.3%	8.4%
Total weighted average interest rate ..........................................................................................................................................................................		6.0%	5.1%

Weighted average credit facility balance ..................................................................................................................................................................		$500,484	$617,843
Weighted average senior notes balance ....................................................................................................................................................................		1,312,500	361,250
Total weighted average debt balance ...................................................................................................................................................................	...	$1,812,984	$979,093

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

Income tax provisions.  We recorded an income tax expense of $261.8 million and $101.6 million for the years ended December 31, 2011 and 2010, respectively. The effective income tax rate for the years ended December 31, 2011 and 2010 was 38.4 percent and 40.8 percent, respectively.

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

Income from discontinued operations, net of tax.  In December 2012 we closed on the sale of certain non-core assets for cash considerations of approximately $488.1 million, subject to customary post-closing adjustments. In March 2011, we closed our divestiture of our Bakken assets for cash consideration of approximately $195.9 million. In December 2010, we closed the sale of certain of our non-core Permian Basin assets for cash consideration of $103.3 million.

The results of operations of these assets and the related gain (loss) on disposition are reported as discontinued operations in the accompanying consolidated statements of operations, described in more detail in Note N of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.” We recognized income from discontinued operations of $128.6 million and $56.9 million for the years ended December 31, 2011 and 2010, respectively. For the years ended December 31, 2011 and 2010, income from discontinued operations included a pre-tax gain of $135.9 million on the sale of our Bakken assets and a pre-tax gain of $29.1 million on the sale of our non-core Permian Basin assets.

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

Oil and natural gas properties. Our costs incurred on oil and natural gas properties, excluding acquisitions and asset retirement obligations, during the years  ended December 31, 2012, 2011 and 2010 totaled $1.5 billion, $1.3 billion and $679.0 million respectively. The primary reason for the differences in the costs incurred and cash flow expenditures is the timing of payments. The 2012 expenditures were funded in part from borrowings under our credit facility.

In November 2012, we announced our 2013 capital budget of approximately $1.6 billion, which we expect can be substantially funded within our cash flow, based on current commodity prices and capital costs. We take a longer-term view on spending within our cash flow, and our spending during any specific period may exceed our cash flow for that period. However, our capital budget is largely discretionary, and if we experience sustained commodity prices significantly below the current levels or substantial increases in our costs, we may reduce our capital spending program to be substantially within our cash flow.

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

Acquisitions. Our expenditures for acquisitions of proved and unproved properties totaled approximately $1.3 billion, $0.5 billion and $1.7 billion during the years ended December 31, 2012, 2011 and 2010, respectively. The significant expenditures for acquisitions during the year ended December 31, 2012 primarily related to the PDC Acquisition and the Three Rivers Acquisition. Expenditures for leasehold acreage acquisitions (which are expenditures we generally provide for in our planned capital expenditures) included in the total above was approximately $36.1 million for the year ended December 31, 2012.

Divestitures. In December 2012, we sold certain of our non-core assets for cash consideration of approximately $488.1 million, subject to customary post-closing adjustment, and recognized a pre-tax loss on the disposition of assets (included in discontinued operations) of approximately $18.7 million. For the year ended December 31, 2012 these assets produced an average of 4,937 Boe per day. We estimate that the proved reserves of these assets at closing were approximately 35.3 MMBoe. We used the net proceeds from this divestiture to repay a portion of the outstanding borrowings under our credit facility.

In March 2011, we sold our Bakken assets for cash consideration of approximately $195.9 million and recognized a pre-tax gain on the sale of assets (included in discontinued operations) of approximately $135.9 million. For the first quarter of 2011, these assets produced an average of 1,369 Boe per day. We used the net proceeds from this divestiture to repay a portion of the outstanding borrowings under our credit facility.

In December 2010, we sold certain of our non-core Permian Basin assets for cash consideration of approximately $103.3 million and recognized a pre-tax gain on the sale of assets (included in discontinued operations) of approximately $29.1 million. For 2010, these assets produced an average of 1,393 Boe per day. We used the net proceeds from this divestiture to repay a portion of the outstanding borrowings under our credit facility.

Contractual obligations.  Our contractual obligations include long-term debt, cash interest expense on debt, operating lease obligations, drilling commitments, employment agreements with executive officers, derivative liabilities and other obligations.

We had the following contractual obligations at December 31, 2012:

	Payments Due by Period
		Less than	1 - 3	3 - 5	More than
(in thousands)	Total	1 year	years	years	5 years

Long-term debt (a) ...	$3,104,000	$-	$-	$604,000	$2,500,000
Cash interest expense on debt (b) ..............................................................................................................................................................................	1,615,162	248,958	369,308	352,278	644,618
Operating lease obligations (c) ....................................................................................................................................................................................	16,824	4,445	7,485	3,205	1,689
Drilling commitments (d) .............................................................................................................................................................................................	11,951	11,083	868	-	-
Employment agreements with officers (e) ................................................................................................................................................................	4,610	4,610	-	-	-
Derivative liabilities (f) .................................................................................................................................................................................................	13,633	1,584	12,049	-	-
Asset retirement obligations (g) ...................................................................................................................................................................................	86,261	3,308	19,044	3,426	60,483
Total contractual obligations ...............................................................................................................................................................	$4,852,441	$273,988	$408,754	$962,909	$3,206,790

(a)     See Note I of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for information regarding future interest payment obligations on our senior notes. The amounts included in the table above represent principal maturities only.

(b)     Cash interest expense on our senior notes is estimated assuming no principal repayment until their maturity dates. Cash interest expense on our credit facility is estimated assuming (i) a principal balance outstanding equal to the balance at December 31, 2012 of $304.0 million with no principal repayment until the instrument due date of April 25, 2016 and (ii) a fixed interest rate of 2.1 percent, which was our interest rate at December 31, 2012. Also included in the “Less than 1 year” column is accrued interest at December 31, 2012 for our senior notes and the credit facility of approximately $64.3 million.

(c)     See Note J of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

(d)     Consists of daywork drilling contracts related to drilling rigs contracted at December 31, 2012. See Note J of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

(e)     Represents amounts of cash compensation we are obligated to pay to our officers under employment agreements assuming such employees continue to serve the entire term of their employment agreement and their cash compensation is not adjusted.

(f)      Derivative obligations represent commodity derivatives that were valued at December 31, 2012. The ultimate settlement amounts of our derivative obligations are unknown because they are subject to continuing market risk. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and Note H of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding our derivative obligations.

(g)     Amounts represent costs related to expected oil and natural gas property abandonments related to proved reserves by period, net of any future accretion. See Note E of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

____________________________________________________________________________________________________________

Off-balance sheet arrangements.  Currently, we do not have any material off-balance sheet arrangements.

Capital resources.  Our primary sources of liquidity have been cash flows generated from operating activities (including the cash settlements received from (paid on) derivatives not designated as hedges presented in our investing activities) and financing provided by our credit facility. Based on current commodity prices and capital costs, we believe our 2013 capital expenditures budget excluding acquisitions will be substantially funded within our cash flow. We believe that we have adequate availability under our credit facility to fund any cash flow deficits, though we could reduce our capital spending program to remain substantially within our cash flow.

The following table summarizes our net increase (decrease) in cash and cash equivalents for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
(in thousands)	2012	2011	2010

Net cash provided by operating activities ...............................................................................................................................	$1,237,478	$1,199,458	$651,582
Net cash used in investing activities .........................................................................................................................................	(2,240,444)	(1,651,418)	(2,043,457)
Net cash provided by financing activities ...............................................................................................................................	1,005,504	451,918	1,389,025
Net increase (decrease) in cash and cash equivalents ..............................................................................................	$2,538	$(42)	$(2,850)

Cash flow from operating activities. The increase in operating cash flows during the year  ended December 31, 2012 over 2011 was principally due to increases in our oil and natural gas production as a result of (i) our PDC Acquisition and Three Rivers Acquisition and (ii) our exploration and development program; offset in part by (i) the divestitures in 2011 and 2012, (ii) decreases in average realized oil and natural gas prices and (iii) increases in oil and natural gas production costs, general and administration expense, and interest expense.  The increase in operating cash flows during the year ended December 31, 2011 over 2010 was principally due to increases in our oil and natural gas production as a result of our (i) exploration and development program and (ii) 2011 having a full year effect from the Marbob and Settlement Acquisitions and increases in average realized oil and natural gas prices, offset in part by increases in oil and natural gas production costs, general and administrative expense, and interest expense.

Our net cash provided by operating activities also includes a reduction of $0.5 million, $19.6 million and $29.2 million for the years  ended December 31, 2012, 2011 and 2010, respectively, associated with changes in working capital items. Changes in working capital items adjust for the timing of receipts and payments of actual cash.

Cash flow used in investing activities. During the years ended December 31, 2012, 2011 and 2010, we invested $2.7 billion, $1.7 billion and $2.1 billion, respectively, for capital expenditures on oil and natural gas properties. Cash flows used in investing activities were substantially higher during the year ended December 31, 2012 as compared to 2011, due to (i) our PDC Acquisition and Three Rivers Acquisition in 2012 and (ii) an increase in our exploration and development expenditures in 2012. Cash flows used in investing activities were higher during the year ended December 31, 2010 over 2011, primarily due to the size of the Marbob and Settlement Acquisitions in 2010 compared to acquisitions in 2011, offset in part by the significant increase in drilling activity in 2011.

Cash flow from financing activities. Below is a description of our financing activities. During 2012, 2011 and 2010 we completed the following significant capital markets activities:

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

•         in October 2010, we closed the private placement of our common stock, simultaneously with the closing of the Marbob Acquisition, on 6.6 million shares of our common stock at a price of $45.30 per share for net proceeds of approximately $292.7 million; and

•         in February 2010, we issued approximately 5.3 million shares of our common stock at $42.75 per share in a secondary public offering, and we received net proceeds of approximately $219.3 million. The net proceeds from this offering were used to repay a portion of the borrowings under our credit facility.

Our credit facility has a maturity date of April 25, 2016. Our borrowing base is $3.0 billion until the next scheduled borrowing base redetermination in April 2013, and commitments from our bank group total $2.5 billion. Between scheduled borrowing base redeterminations, the Company and the lenders (requiring a 66 2/3 percent vote), may each request one special redetermination. At December 31, 2012 our availability to borrow additional funds was approximately $2.2  billion based on bank commitments of $2.5 billion.

Advances on our credit facility bear interest, at our option, based on (i) the prime rate of JPMorgan Chase Bank (“JPM Prime Rate”) (3.25 percent at December 31, 2012) or (ii) a Eurodollar rate (substantially equal to the London Interbank Offered Rate).  The credit facility’s interest rates of Eurodollar rate advances and JPM Prime Rate advances varied, with interest margins ranging from 150 to 250 basis points and 50 to 150 basis points, respectively, per annum depending on the debt balance outstanding. We pay commitment fees on the unused portion of the available commitment ranging from 37.5 to 50 basis points per annum, depending on utilization of the commitments.

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

Liquidity. Our principal sources of short-term liquidity are cash on hand and available borrowing capacity under our credit facility.  At December 31, 2012, we had $2.9 million of cash on hand.

At December 31, 2012, the commitments under our credit facility were $2.5 billion, which provided us with approximately $2.2 billion of available  borrowing capacity. Upon a redetermination, our $3.0 billion borrowing base could be substantially reduced. There is no assurance that our borrowing base will not be reduced, which could affect our liquidity.

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

Book capitalization and current ratio.    Our book capitalization at December 31, 2012 was $6.6 billion, consisting of debt of $3.1 billion and stockholders’ equity of $3.5 billion. Our debt to book capitalization was 47 percent and 41 percent at December 31, 2012 and December 31, 2011, respectively. Our ratio of current assets to current liabilities was 0.62 to 1.0 at December 31, 2012 as compared to 0.59  to 1.0 at December 31, 2011.

Inflation and changes in prices.  Our revenues, the value of our assets, and our ability to obtain bank financing or additional capital on attractive terms have been and will continue to be affected by changes in commodity prices and the costs to produce our reserves. Commodity prices are subject to significant fluctuations that we are unable to control or predict. During the year ended December 31, 2012, we received, from continuing operations, an average of $87.96 per barrel of oil and $5.06 per Mcf of natural gas before consideration of commodity derivative contracts compared to $91.34 per barrel of oil and $7.62 per Mcf of natural gas in the year ended December 31, 2011. Although certain of our costs are affected by general inflation, inflation does not normally have a significant effect on our business. In a trend that began in 2004, and that has continued until recently, oil prices have increased significantly. The higher oil price led to increased activity in the industry and, consequently, rising costs. These cost trends have put pressure not only on our operating costs, but also on capital costs. Although we have seen a decrease in commodity prices, the cost trends have not followed proportionally.

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

Depletion of capitalized drilling and development costs of oil and natural gas properties is computed using the unit-of-production method on a field basis based on total estimated proved developed oil and natural gas reserves. Depletion of producing leaseholds is based on the unit-of-production method using our total estimated proved reserves. In arriving at rates under the unit-of-production method, the quantities of recoverable oil and natural gas are established based on estimates made by our geologists and engineers and independent engineers. Service properties, equipment and other assets are depreciated using the straight-line method over estimated useful lives of 2 to 31 years. Upon sale or retirement of depreciable or depletable property, the cost and related accumulated depreciation and depletion are eliminated from the accounts and the resulting gain or loss is recognized.

Oil and Natural Gas Reserves and Standardized Measure of Discounted Net Future Cash Flows

This report presents estimates of our proved reserves as of December 31, 2012, which have been prepared and presented in accordance with SEC guidelines. The pricing that was used for estimates of our reserves as of December 31, 2012 was based on an unweighted average twelve month West Texas Intermediate posted price of $91.21 per Bbl for oil and a Henry Hub spot natural gas price of $2.76 per MMBtu for natural gas.

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

It should not be assumed that the Standardized Measure included in this Report as of December 31, 2012 is the current market value of our estimated proved reserves. In accordance with SEC requirements, we based the 2012 Standardized Measure on a 12-month average of commodity prices on the first day of the month and prevailing costs on the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs utilized in the estimate. See “Item 1A. Risk Factors” and “Item 2. Properties” for additional information regarding estimates of proved reserves.

Our estimates of proved reserves materially impact depletion expense. If the estimates of proved reserves decline, the rate at which we record depletion expense will increase, reducing future earnings. Such a decline may result from lower commodity prices, which may make it uneconomical to drill for and produce higher cost fields. In addition, a decline in proved reserve estimates may impact the outcome of our assessment of our proved properties for impairment.

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

Valuation of Stock-Based Compensation

In accordance with GAAP, we are required to expense options and other stock-based compensation based on the fair value of the award on the grant date. The calculation of the fair value of stock-based compensation requires the use of estimates to derive the inputs necessary for using the various valuation methods utilized by us. We utilize the average of the high and low stock price on the date of grant for the fair value of restricted stock awards.

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

Valuation of Financial Derivative Instruments

In order to reduce commodity price uncertainty and increase cash flow predictability relating to the marketing of our oil and natural gas, we enter into commodity price hedging arrangements with respect to a portion of our expected production. In addition, we have used derivative instruments in connection with acquisitions and certain price-sensitive projects. Management exercises significant judgment in determining the types of instruments to be used, production volumes to be hedged, prices at which to hedge and the counterparties’ creditworthiness. All derivative instruments are reflected at fair value in our consolidated balance sheets.

Our open commodity derivative instruments were in a net asset position with a fair value of $25.1 million at December 31, 2012. In order to determine the fair value at the end of each reporting period, we compute discounted cash flows for the duration of each commodity derivative instrument using the terms of the related contract. Inputs consist of published forward commodity price curves as of the date of the estimate. We compare these prices to the price parameters contained in our hedge contracts to determine estimated future cash inflows or outflows. We then discount the cash inflows or outflows using a combination of published LIBOR rates, Eurodollar futures rates and interest swap rates. The fair values of our commodity derivative assets and liabilities include a measure of credit risk based on current published credit default swap rates. In addition, for collars, we estimate the option value of the contract floors and ceilings using an option pricing model which takes into account market volatility, market prices and contract parameters.

Changes in the fair values of our commodity derivative instruments have a significant impact on our net income because we follow mark-to-market accounting and recognize all gains and losses on such instruments in earnings in the period in which they occur. For the year ended December 31, 2012, we reported a $103.9 million non-cash mark-to-market gain on commodity derivative instruments.

We compare our estimates of the fair values of our commodity and interest rate derivative instruments with those provided by our counterparties. There have been no significant differences.

Recent Accounting Pronouncements

In December 2011, the FASB issued amendments to enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (i) offset in accordance with the current definition of “right of setoff” or the current balance sheet netting for derivative instruments allowed under current U.S. GAAP or (ii) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either the definition of “right of setoff” or the current balance sheet netting for derivative instruments. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of the update.

An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. We adopted this update on January 1, 2013 and it did not have a significant impact on the consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

We are exposed to a variety of market risks including credit risk, commodity price risk and interest rate risk. We address these risks through a program of risk management which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we are a party at December 31, 2012, and from which we may incur future gains or losses from changes in market interest rates or commodity prices and losses from extension of credit.  We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

We have entered into International Swap Dealers Association Master Agreements (“ISDA Agreements”) with each of our derivative counterparties. The terms of the ISDA Agreements provide us and the counterparties with rights of set off upon the occurrence of defined acts of default by either us or a counterparty to a derivative, whereby the party not in default may set off all derivative liabilities owed to the defaulting party against all derivative asset receivables from the defaulting party. See Note H of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding our derivative activities.

Commodity price risk.  We are exposed to market risk as the prices of our commodities are subject to fluctuations resulting from changes in supply and demand. To reduce our exposure to changes in the prices of our commodities we have entered into, and may in the future enter into, additional commodity price risk management arrangements for a portion of our oil and natural gas production. The agreements that we have entered into generally have the effect of providing us with a fixed price for a portion of our expected future oil and natural gas production over a fixed period of time. Our commodity price risk management activities could have the effect of reducing net income and the value of our securities. An average increase in the commodity price of $10.00 per barrel of oil from the commodity price at December 31, 2012, would have resulted in a net unrealized loss on our commodity price risk management contracts of approximately $245.9 million.

At December 31, 2012, we had oil price swaps that settle on a monthly basis covering future oil production from January 1, 2013 through June 30, 2017. See Note H of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information on the commodity derivative instruments. The average NYMEX oil price for the year ended December 31, 2012, was $94.19 per Bbl. At February 20, 2013, the NYMEX oil price was $94.46 per Bbl.

A decrease in the average NYMEX oil price below those at December 31, 2012, would increase the fair value asset of our commodity derivative contracts from their recorded balance at December 31, 2012. Changes in the recorded fair value of the undesignated commodity derivative contracts are marked to market through earnings as unrealized gains or losses. The potential increase in our fair value asset would be recorded in earnings as an unrealized gain. However, an increase in the average NYMEX oil price above those at December 31, 2012, would decrease the fair value asset of our commodity derivative contracts from their recorded balance at December 31, 2012. The potential decrease in our fair value asset would be recorded in earnings as an unrealized loss. We are currently unable to estimate the effects on the earnings of future periods resulting from changes in the market value of our commodity derivative contracts.

The fair value of our derivative instruments is determined based on our valuation models. We did not change our valuation method during the year ended December 31, 2012. During the year ended December 31, 2012, we were party to commodity derivative instruments. See Note H of the Condensed Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding our derivative instruments.  The following table reconciles the changes that occurred in the fair values of our derivative instruments during the year ended December 31, 2012:

Commodity Derivative
Instruments
(in thousands)	Net Assets (Liabilities) (a)

Fair value of contracts outstanding at December 31, 2011 ....................................................................................................................................	$(78,830)
Changes in fair values (b) ......................................................................................................................................................................................	127,444
Contract maturities .................................................................................................................................................................................................	(23,536)
Fair value of contracts outstanding at December 31, 2012 ....................................................................................................................................	$25,078

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

We had total indebtedness of $304.0 million outstanding under our credit facility at December 31, 2012. The impact of a one percent increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $3.0 million.

Item 8.  Financial Statements and Supplementary Data

Our consolidated financial statements and supplementary financial data are included in this report beginning on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We had no changes in, and no disagreements with, our accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at December 31, 2012 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles.

As of December 31, 2012, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management determined that the Company maintained effective internal control over financial reporting at December 31, 2012.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Grant Thornton LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this annual report on Form 10-K, has issued their report on the effectiveness of the Company's internal control over financial reporting at December 31, 2012. The report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting at December 31, 2012, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Concho Resources Inc.

We have audited the internal control over financial reporting of Concho Resources Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2012, and our report dated February 22, 2013 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma

February 22, 2013

Item 9B. Other Information

            None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Item 10 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2012.

Item 11.  Executive Compensation

Item 11 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

At December 31, 2012, a total of 7,500,000 shares of common stock were authorized for issuance under our equity compensation plan. In the table below, we describe certain information about these shares and the equity compensation plan which provides for their authorization and issuance. You can find descriptions of our stock incentive plan under Note F of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

	(1)	(2)	(3)
Number of securities
remaining available for
	Number of	Weighted average	future issuance under
	securities to be	exercise	equity compensation
	issued upon	price of	plans (excluding
	exercise of	outstanding	securities reflected in
Plan category	outstanding options	options	column (1))

Equity compensation plan approved by the security holders (a) ......................................................................................................................................................................	429,879	$20.28	2,140,979
Equity compensation plan not approved by the security holders (b).................................................................................................................................................................	-	$-	-
Total ...	429,879		2,140,979

(a)		2006 Stock Incentive Plan, as amended and restated. See Note F of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

(b)		None.

The remaining information required by Item 12 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2012.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Item 13 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2012.

Item 14.  Principal Accounting Fees and Services

Item 14 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2012.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)     Listing of Financial Statements

Financial Statements

The following consolidated financial statements of ours are included in “Financial Statements and Supplementary Data:”

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2012 and 2011

Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

Unaudited Supplementary Information

(b)     Exhibits

The exhibits to this report required to be filed pursuant to Item 15(b) are listed below and in the “Index to Exhibits” attached hereto.

(c)     Financial Statement Schedules

No financial statement schedules are required to be filed as part of this report or they are inapplicable.

Exhibits

Exhibit Number		Description

2.1

Purchase Agreement, dated May 11, 2012, by and among COG Operating LLC, as purchaser, and Three Rivers Acquisition LLC and Three Rivers Operating Company LLC, as sellers (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on May 11, 2012, and incorporated herein by reference).

3.1		Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K on August 6, 2007, and incorporated herein by reference).
3.2

Second Amended and Restated Bylaws of Concho Resources Inc., as amended November 7, 2012 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K on November 8, 2012, and incorporated herein by reference).

4.1	(a)	Specimen Common Stock Certificate.
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

4.7

Fifth Supplemental Indenture, dated December 12, 2011, between Concho Resources Inc., the subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K on February 24, 2012, and incorporated herein by reference).

4.8

Sixth Supplemental Indenture, dated March 12, 2012, between Concho Resources Inc., the subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on March 12, 2012, and incorporated herein by reference).

4.9

Seventh Supplemental Indenture, dated August 17, 2012, between Concho Resources Inc., the subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on August 17, 2012, and incorporated herein by reference).

4.10		Form of 8.625% Senior Notes due 2017 (included in Exhibit 4.2 to the Company’s Current Report on Form 8-K on September 22, 2009, and incorporated herein by reference).
4.11		Form of 7.0% Senior Notes due 2021 (included in Exhibit 4.1 to the Company’s Current Report on Form 8-K on December 14, 2010, and incorporated herein by reference).
4.12		Form of 6.5% Senior Notes due 2022 (included in Exhibit 4.1 to the Company’s Current Report on Form 8-K on May 23, 2011, and incorporated herein by reference).
4.13		Form of 5.5% Senior Notes due 2022 (included in Exhibit 4.2 to the Company’s Current Report on Form 8-K on March 12, 2012, and incorporated herein by reference).
4.14		Form of 5.5% Senior Notes due 2023 (included in Exhibit 4.1 to the Company’s Current Report on Form 8-K on August 17, 2012, and incorporated herein by reference).
10.1	(a)**	Form of Restricted Stock Agreement (for officers).
10.2	(a)**	Separation and Release Agreement dated January 2, 2013, between Concho Resources Inc. and Jack F. Harper.
10.3	**	Form of Performance Unit Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 4, 2013, and incorporated herein by reference).
10.4	**	Amended and Restated Concho Resources Inc. 2006 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on August 8, 2012, and incorporated herein by reference).
10.5	**	Form of Nonstatutory Stock Option Agreement (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K on March 28, 2008, and incorporated herein by reference).
10.6	**	Form of Restricted Stock Agreement (for employees) (filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 on April 24, 2007, and incorporated herein by reference).
10.7	**	Form of Restricted Stock Agreement (for non-officer employees) (filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K on February 25, 2011, and incorporated herein by reference).
10.8	**	Form of Restricted Stock Agreement (for non-employee directors) (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K on March 28, 2008, and incorporated herein by reference).
10.9	**

Employment Agreement dated December 19, 2008, between Concho Resources Inc. and Timothy A. Leach (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on December 19, 2008, and incorporated herein by reference).

10.10	**

Employment Agreement dated December 19, 2008, between Concho Resources Inc. and E. Joseph Wright (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K on December 19, 2008, and incorporated herein by reference).

10.11	**

Employment Agreement dated December 19, 2008, between Concho Resources Inc. and Darin G. Holderness (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K on December 19, 2008, and incorporated herein by reference).

10.12	**

Employment Agreement dated December 19, 2008, between Concho Resources Inc. and Matthew G. Hyde (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K on December 19, 2008, and incorporated herein by reference).

10.13	**

Employment Agreement dated December 19, 2008, between Concho Resources Inc. and Jack F. Harper (filed as Exhibit 10.7 to the Company's Current Report on Form 8-K on December 19, 2008, and incorporated herein by reference).

10.14	**

Employment Agreement dated November 5, 2009, between Concho Resources Inc. and C. William Giraud (filed as Exhibit 10.18 to the Company’s Annual Report on From 10-K on February 26, 2010, and incorporated herein by reference).

10.15	**

Form of First Amendment to Employment Agreement between Concho Resources Inc. and each of Messrs. Leach, Giraud, Harper, Holderness, Hyde and Wright (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on May 6, 2011, and incorporated herein by reference).

10.16	**

Form of Indemnification Agreement between Concho Resources Inc. and each of the officers and directors thereof (filed as Exhibit 10.23 to the Company's Registration Statement on Form S-1 on April 24, 2007, and incorporated herein by reference).

10.17	**

Indemnification Agreement, dated February 27, 2008, by and between Concho Resources, Inc. and William H. Easter III (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on March 4, 2008, and incorporated herein by reference).

10.18	**

Indemnification Agreement, dated May 21, 2008, by and between Concho Resources, Inc. and Matthew G. Hyde (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on May 28, 2008, and incorporated herein by reference).

10.19	**

Indemnification Agreement, dated August 25, 2008, by and between Concho Resources, Inc. and Darin G. Holderness (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on August 29, 2008, and incorporated herein by reference).

10.20	**

Indemnification Agreement, dated November 5, 2009, by and between Concho Resources, Inc. and Mark B. Puckett (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on November 12, 2009, and incorporated herein by reference).

10.21	**

Indemnification Agreement, dated November 5, 2009, by and between Concho Resources, Inc. and C. William Giraud (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on November 12, 2009, and incorporated herein by reference).

10.22	**

Indemnification Agreement, dated January 10, 2012, between Concho Resources Inc. and Gary A. Merriman (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 12, 2012, and incorporated herein by reference).

10.23	**

Consulting Agreement dated June 9, 2009, by and between Concho Resources Inc. and Steven L. Beal (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 12, 2009, and incorporated herein by reference).

10.24

Amended and Restated Credit Agreement, dated July 31, 2008, by and among Concho Resources Inc., JP Morgan Chase Bank, N.A., Bank of America, N.A., Calyon New York Branch, ING Capital LLC and BNP Paribas and certain other lenders party thereto (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on August 6, 2008, and incorporated herein by reference).

10.25

First Amendment to Amended and Restated Credit Agreement dated as of April 7, 2009, to the Amended and Restated Credit Agreement, dated July 31, 2008, by and among Concho Resources Inc., JP Morgan Chase Bank, N.A., Bank of America, N.A., Calyon New York Branch, ING Capital LLC and BNP Paribas and certain other lenders party thereto (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K on April 9, 2009, and incorporated herein by reference).

10.26

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

10.26

Second Amendment to Amended and Restated Credit Agreement, dated April 26, 2010, by and among Concho Resources Inc., JP Morgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on April 29, 2010, and incorporated herein by reference).

10.27

Third Amendment to Amended and Restated Credit Agreement and Limited Waiver, dated June 16, 2010, among Concho Resources Inc. and the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 18, 2010, and incorporated herein by reference).

10.28

Fourth Amendment to Amended and Restated Credit Agreement, dated October 7, 2010, among Concho Resources Inc. and the lenders party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on October 13, 2010, and incorporated herein by reference).

10.29

Fifth Amendment to Amended and Restated Credit Agreement and Limited Waiver, dated as of December 7, 2010, among Concho Resources Inc. and the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on December 10, 2010, and incorporated herein by reference).

10.30

Sixth Amendment to Amended and Restated Credit Agreement, dated as of April 25, 2011, among Concho Resources Inc. and the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 27, 2011, and incorporated herein by reference).

10.31

Seventh Amendment to Amended and Restated Credit Agreement, dated as of October 12, 2011, among Concho Resources Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 14, 2011, and incorporated herein by reference).

10.32

Eighth Amendment to Amended and Restated Credit Agreement, dated as of April 12, 2012, among Concho Resources Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 16, 2012, and incorporated herein by reference).

10.33

Ninth Amendment to Amended and Restated Credit Agreement, dated as of May 31, 2012, among Concho Resources Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 5, 2012, and incorporated herein by reference).

10.34

Tenth Amendment to Amended and Restated Credit Agreement, dated as of October 26, 2012, among Concho Resources Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 29, 2012, and incorporated herein by reference).

10.35

Registration Rights Agreement dated February 27, 2006, among Concho Resources Inc. and the other signatories thereto (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 on April 24, 2007, and incorporated herein by reference).

12.1	(a)	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.
21.1	(a)	Subsidiaries of Concho Resources Inc.
23.1	(a)	Consent of Grant Thornton LLP.
23.2	(a)	Consent of Netherland, Sewell & Associates, Inc.
23.3	(a)	Consent of Cawley, Gillespie & Associates, Inc.
31.1	(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	(a)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	(b)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	(a)	Netherland, Sewell & Associates, Inc. Reserve Report.
99.2	(a)	Cawley, Gillespie & Associates, Inc. Reserve Report.
101.INS	(a)	XBRL Instance Document.
101.SCH	(a)	XBRL Schema Document.
101.CAL	(a)	XBRL Calculation Linkbase Document.
101.DEF	(a)	XBRL Definition Linkbase Document.
101.LAB	(a)	XBRL Labels Linkbase Document.
101.PRE	(a)	XBRL Presentation Linkbase Document.
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

NGL                                                   Natural gas liquid.

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

Proved developed reserves          Proved developed reserves are reserves of any category that can be expected to be recovered:

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

Proved reserves                              Proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

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

Proved undeveloped reserves     Proved undeveloped oil and natural gas reserves are reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

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

WTI                                                   West Texas Intermediate - light, sweet blend of oil produced from fields in western Texas.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCHO RESOURCES INC.

Date:	February 22, 2013	By	/s/ Timothy A. Leach

Timothy A. Leach
Director, Chairman of the Board of Directors, Chief Executive
Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TIMOTHY A. LEACH	Director, Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	February 22, 2013
Timothy A. Leach

/s/ DARIN G. HOLDERNESS	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2013
Darin G. Holderness

/s/ STEVEN L. BEAL	Director	February 22, 2013
Steven L. Beal

/s/ TUCKER S. BRIDWELL	Director	February 22, 2013
Tucker S. Bridwell

/s/ WILLIAM H. EASTER III	Director	February 22, 2013
William H. Easter III

/s/ W. HOWARD KEENAN, JR.	Director	February 22, 2013
W. Howard Keenan, Jr.

/s/ GARY A. MERRIMAN	Director	February 22, 2013
Gary A. Merriman

/s/ RAY M. POAGE	Director	February 22, 2013
Ray M. Poage

/s/ MARK B. PUCKETT	Director	February 22, 2013
Mark B. Puckett

/s/ A. WELLFORD TABOR	Director	February 22, 2013
A. Wellford Tabor

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements of Concho Resources Inc.:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Concho Resources Inc.

We have audited the accompanying consolidated balance sheets of Concho Resources Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Concho Resources Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 22, 2013, expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma

February 22, 2013

Concho Resources Inc.
Consolidated Balance Sheets

	December 31,
(in thousands, except share and per share amounts)	2012	2011
Assets
Current assets:
Cash and cash equivalents ...	$2,880	$342
Accounts receivable, net of allowance for doubtful accounts:
Oil and natural gas ...	198,053	213,921
Joint operations and other ...	202,738	153,746
Derivative instruments ...	35,942	1,698
Deferred income taxes ...	-	28,793
Prepaid costs and other ...	19,269	12,523
Total current assets...	458,882	411,023
Property and equipment:
Oil and natural gas properties, successful efforts method ..............................................................................................................................................................	9,455,599	7,347,460
Accumulated depletion and depreciation ..........................................................................................................................................................................................	(1,565,316)	(1,116,545)
Total oil and natural gas properties, net ......................................................................................................................................................................................	7,890,283	6,230,915
Other property and equipment, net .....................................................................................................................................................................................................	103,141	59,203
Total property and equipment, net................................................................................................................................................................................................	7,993,424	6,290,118
Funds held in escrow ...	-	17,394
Deferred loan costs, net ...	77,609	65,641
Intangible asset - operating rights, net .....................................................................................................................................................................................................	30,076	33,425
Inventory ...	20,611	19,419
Noncurrent derivative instruments ...	2,769	7,944
Other assets ...	6,066	4,612
Total assets ...	$8,589,437	$6,849,576
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable:
Trade ...	$31,144	$23,198
Related parties...	185	154
Bank overdrafts ...	24,275	39,241
Revenue payable ...	162,073	146,061
Accrued and prepaid drilling costs .......................................................................................................................................................................................................	351,919	293,919
Derivative instruments...	1,584	56,218
Deferred income taxes ...	8,566	-
Other current liabilities ...	160,340	142,686
Total current liabilities ...	740,086	701,477
Long-term debt ...	3,101,103	2,080,141
Deferred income taxes...	1,186,621	1,002,295
Noncurrent derivative instruments ...	12,049	32,254
Asset retirement obligations and other long-term liabilities .................................................................................................................................................................	83,382	52,670

Commitments and contingencies (Note J) ..............................................................................................................................................................................................

Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 authorized; 104,668,427 and 103,756,222
shares issued at December 31, 2012 and 2011, respectively ...................................................................................................................................................	105	104
Additional paid-in capital ...	1,982,714	1,925,757
Retained earnings ...	1,490,563	1,058,874
Treasury stock, at cost; 86,861 and 55,990 shares at December 31, 2012 and 2011,
respectively ...	(7,186)	(3,996)
Total stockholders’ equity...	3,466,196	2,980,739
Total liabilities and stockholders’ equity .................................................................................................................................................................................................	$8,589,437	$6,849,576

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.
Consolidated Statements of Operations

		Years Ended December 31,
(in thousands, except per share amounts)		2012	2011 (a)	2010 (a)

Operating revenues:
Oil sales ...		$1,482,998	$1,228,167	$662,409
Natural gas sales ...		336,816	389,604	189,034
Total operating revenues ...................................................................................................................................................................................		1,819,814	1,617,771	851,443
Operating costs and expenses:
Oil and natural gas production ...		343,743	277,929	143,099
Exploration and abandonments ...		39,840	11,394	10,130
Depreciation, depletion and amortization ...		575,128	400,022	211,487
Accretion of discount on asset retirement obligations .......................................................................................................................................................................................		4,187	2,444	1,079
Impairments of long-lived assets ...		-	439	11,614
General and administrative (including non-cash stock-based compensation of $29,872, $19,271
and $12,931 for the years ended December 31, 2012, 2011 and 2010, respectively) .......................................................................................	...	133,796	98,525	66,400
Bad debt expense ...	...	-	-	870
(Gain) loss on derivatives not designated as hedges .........................................................................................................................................................................................		(127,443)	23,350	87,325
Total operating costs and expenses ...................................................................................................................................................................		969,251	814,103	532,004
Income from operations ...		850,563	803,668	319,439
Other income (expense):
Interest expense ...		(182,705)	(118,360)	(60,087)
Other, net ...		(8,587)	(3,974)	(10,313)
Total other expense ..........................................................................................................................................................................................		(191,292)	(122,334)	(70,400)
Income from continuing operations before income taxes ...............................................................................................................................................................................		659,271	681,334	249,039
Income tax expense ...		(251,041)	(261,800)	(101,613)
Income from continuing operations ...		408,230	419,534	147,426
Income from discontinued operations, net of tax ...........................................................................................................................................................................................		23,459	128,603	56,944
Net income ...		$431,689	$548,137	$204,370
Basic earnings per share:
Income from continuing operations ...		$3.96	$4.09	$1.59
Income from discontinued operations, net of tax .............................................................................................................................................................................................		0.22	1.25	0.62
Net income .......................................................................................................................................................................................................		$4.18	$5.34	$2.21
Weighted average shares used in basic earnings per share.................................................................................................................................................................................		103,190	102,581	92,542
Diluted earnings per share:
Income from continuing operations ...		$3.93	$4.05	$1.57
Income from discontinued operations, net of tax .............................................................................................................................................................................................		0.22	1.23	0.61
Net income ......................................................................................................................................................................................................		$4.15	$5.28	$2.18
Weighted average shares used in diluted earnings per share .............................................................................................................................................................................		103,972	103,653	93,837

...

...

(a) Retrospectively adjusted for presentation of discontinued operations as described in Note B.

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.
Consolidated Statements of Stockholders’ Equity

			Additional				Total
	Common Stock		Paid-in	Retained	Treasury Stock		Stockholders’
(in thousands)	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
BALANCE AT JANUARY 1, 2010.................................................................................................................................................................................................	85,816	$86	$1,029,392	$306,367	12	$(417)	$1,335,428
Net income...	-	-	-	204,370	-	-	204,370
Issuance of common stock ...	14,845	15	739,431	-	-	-	739,446
Common stock issued in acquisition ..............................................................................................................................................................................................	1,104	1	75,772	-	-	-	75,773
Stock options exercised ...	560	1	5,777	-	-	-	5,778
Grants of restricted stock ...	537	-	-	-	-	-	-
Stock-based compensation ...	-	-	12,931	-	-	-	12,931
Cancellation of restricted stock .......................................................................................................................................................................................................	(20)	-	-	-	-	-	-
Excess tax benefits related to stock-based
compensation...	-	-	11,346	-	-	-	11,346
Purchase of treasury stock ...	-	-	-	-	20	(1,198)	(1,198)
BALANCE AT DECEMBER 31, 2010............................................................................................................................................................................................	102,842	103	1,874,649	510,737	32	(1,615)	2,383,874
Net income...	-	-	-	548,137	-	-	548,137
Stock options exercised ...	667	1	7,800	-	-	-	7,801
Grants of restricted stock ...	307	-	-	-	-	-	-
Stock-based compensation ...	-	-	19,271	-	-	-	19,271
Cancellation of restricted stock .......................................................................................................................................................................................................	(60)	-	-	-	-	-	-
Excess tax benefits related to stock-based
compensation...	-	-	24,037	-	-	-	24,037
Purchase of treasury stock ...	-	-	-	-	24	(2,381)	(2,381)
BALANCE AT DECEMBER 31, 2011............................................................................................................................................................................................	103,756	104	1,925,757	1,058,874	56	(3,996)	2,980,739
Net income...	-	-	-	431,689	-	-	431,689
Stock options exercised ...	500	1	8,122	-	-	-	8,123
Grants of restricted stock ...	471	-	-	-	-	-	-
Stock-based compensation ...	-	-	29,872	-	-	-	29,872
Cancellation of restricted stock .......................................................................................................................................................................................................	(59)	-	-	-	-	-	-
Excess tax benefits related to stock-based
compensation...	-	-	18,963	-	-	-	18,963
Purchase of treasury stock ...	-	-	-	-	31	(3,190)	(3,190)
BALANCE AT DECEMBER 31, 2012 ...........................................................................................................................................................................................	104,668	$105	$1,982,714	$1,490,563	87	$(7,186)	$3,466,196

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2012	2011 (a)	2010 (a)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...	$431,689	$548,137	$204,370
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization ............................................................................................................................................................................................	575,128	400,022	211,487
Impairments of long-lived assets ...	-	439	11,614
Accretion of discount on asset retirement obligations .........................................................................................................................................................................	4,187	2,444	1,079
Exploration and abandonments, including dry holes ..........................................................................................................................................................................	19,913	6,417	7,418
Non-cash compensation expense .......................................................................................................................................................................................................	29,872	19,271	12,931
Bad debt expense ...	-	-	870
Deferred income taxes ...	241,819	249,883	93,000
Loss on sale of assets, net...	372	1,139	58
(Gain) loss on derivatives not designated as hedges ...........................................................................................................................................................................	(127,443)	23,350	87,325
Discontinued operations ...	49,011	(35,084)	43,754
Other non-cash items ...	12,420	3,075	6,837
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable ...	(23,091)	(117,561)	(92,957)
Prepaid costs and other ...	(8,200)	(1,730)	3,255
Inventory ...	(1,587)	7,749	(2,321)
Accounts payable ...	4,165	(25,381)	24,373
Revenue payable ...	16,012	84,850	26,337
Other current liabilities ...	13,211	32,438	12,152
Net cash provided by operating activities .....................................................................................................................................................................................	1,237,478	1,199,458	651,582
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures on oil and natural gas properties ...........................................................................................................................................................................	(2,717,283)	(1,707,939)	(2,127,047)
Additions to other property and equipment ...........................................................................................................................................................................................	(56,588)	(37,651)	(6,935)
Proceeds from the sale of assets ...	492,497	196,420	104,349
Funds held in escrow ...	17,394	(17,394)	-
Settlements received from (paid on) derivatives not designated as hedges .............................................................................................................................................	23,536	(84,854)	(13,824)
Net cash used in investing activities .............................................................................................................................................................................................	(2,240,444)	(1,651,418)	(2,043,457)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt ...	4,262,000	2,809,300	2,946,748
Payments of debt ...	(3,241,500)	(2,389,300)	(2,283,248)
Exercise of stock options ...	8,123	7,801	5,778
Excess tax benefit from stock-based compensation ..............................................................................................................................................................................	18,963	24,037	11,346
Net proceeds from issuance of common stock ......................................................................................................................................................................................	-	-	739,446
Payments for loan costs ...	(23,926)	(24,466)	(38,746)
Purchase of treasury stock ...	(3,190)	(2,381)	(1,198)
Bank overdrafts ...	(14,966)	26,927	8,899
Net cash provided by financing activities .....................................................................................................................................................................................	1,005,504	451,918	1,389,025
Net increase (decrease) in cash and cash equivalents ...................................................................................................................................................................	2,538	(42)	(2,850)
Cash and cash equivalents at beginning of period ..................................................................................................................................................................................	342	384	3,234
Cash and cash equivalents at end of period ...........................................................................................................................................................................................	$2,880	$342	$384
SUPPLEMENTAL CASH FLOWS:
Cash paid for interest and fees, net of $73 and $184 capitalized interest in 2011 and 2010 ..................................................................................................................	$158,715	$77,921	$48,052
Cash paid for income taxes ...	$19,674	$22,768	$19,885
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for a business combination .......................................................................................................................................................................	$-	$-	$75,773
Issuance of debt for a business combination ........................................................................................................................................................................................	$-	$-	$159,000

(a) Retrospectively adjusted for presentation of discontinued operations as described in Note B.

The accompanying notes are an integral part of these consolidated financial statements.

F-53

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

Discontinued operations. The Company made the following divestitures of assets during the periods covered by these consolidated financial statements:

	Asset Group
	Non-Core	Bakken	Permian Basin
(dollars in millions)	Assets	Assets	Assets

Date divested ...

	December 2012	March 2011	December 2010
Net proceeds ...	$488.1	$195.9	$103.3
Gain (loss) on sale of assets ...............................................................................................................................................................................................	$(18.7)	$135.9	$29.1

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

Accounts receivable. The Company sells oil and natural gas to various customers and participates with other parties in the drilling, completion and operation of oil and natural gas wells. Joint interest and oil and natural gas sales receivables related to these operations are generally unsecured. The Company determines joint interest operations accounts receivable allowances based on management’s assessment of the creditworthiness of the joint interest owners and the Company’s ability to realize the receivables through netting of anticipated future production revenues. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. The Company had an allowance for doubtful accounts of approximately $0.7 million at both December 31, 2012 and 2011.

Inventory. Inventory consists primarily of tubular goods and other oilfield goods that the Company plans to utilize in its ongoing exploration and development activities and is carried at the lower of cost or market value, on a weighted average cost basis.

Deferred loan costs. Deferred loan costs are stated at cost, net of amortization, which is computed using the effective interest and straight-line methods. The Company had deferred loan costs of $77.6 million and $65.6 million, net of accumulated amortization of $38.8 million and $26.8 million, at December 31, 2012 and December 31, 2011, respectively.

Future amortization expense of deferred loan costs at December 31, 2012 is as follows:

(in thousands)

2013...	$13,136
2014...	13,476
2015...	13,842
2016...	8,554
2017...	5,749
Thereafter ...	22,852
Total ...	$77,609

Oil and natural gas properties. The Company utilizes the successful efforts method of accounting for its oil and natural gas properties. Under this method all costs associated with productive wells and nonproductive development wells are capitalized, while nonproductive exploration costs are expensed. Capitalized acquisition costs relating to proved properties are depleted using the unit-of-production method based on proved reserves. The depletion of capitalized exploratory drilling and development costs is based on the unit-of-production method using proved developed reserves. During the years ended December 31, 2012, 2011 and 2010, the Company recognized depletion expense from continuing and discontinued operations of $591.3 million, $423.2 million and $252.7 million, respectively.

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

Due to the capital intensive nature and the geographical location of certain projects, it may take the Company longer than one year to evaluate the future potential of the exploration well and economics associated with making a determination on its commercial viability. In these instances, the project's feasibility is not contingent upon price improvements or advances in technology, but rather the Company's ongoing efforts and expenditures related to accurately predicting the hydrocarbon recoverability based on well information, gaining access to other companies' production, transportation or processing facilities and/or getting partner approval to drill additional appraisal wells. These activities are ongoing and being pursued constantly. Consequently, the Company's assessment of suspended exploratory well costs is continuous until a decision can be made that the well has found proved reserves or is noncommercial and is charged to exploration and abandonments expense. See Note C for additional information regarding the Company's suspended exploratory well costs.

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

Costs of significant nonproducing properties, wells in the process of being drilled and completed and development projects are excluded from depletion until such time as the related project is developed and proved reserves are established or impairment is determined. The Company capitalizes interest, if debt is outstanding, on expenditures for significant development projects until such projects are ready for their intended use. At December 31, 2012 and 2011, the Company had excluded $222.7 million and $168.1 million, respectively, of capitalized costs from depletion, and the Company had capitalized interest of $0.1 million and $0.2 million, during 2011 and 2010, respectively. The Company had no capitalized interest during 2012.

The Company reviews its long-lived assets to be held and used, including proved oil and natural gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future cash flows is less than the carrying amount of the assets. In this circumstance, the Company recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. The Company reviews its oil and natural gas properties by amortization base or by individual well for those wells not constituting part of an amortization base. For each property determined to be impaired, an impairment loss equal to the difference between the carrying value of the properties and the estimated fair value (discounted future cash flows) of the properties would be recognized at that time. Estimating future cash flows involves the use of judgments, including estimation of the proved and unproved oil and natural gas reserve quantities, timing of development and production, expected future commodity prices, capital expenditures and production costs. The Company recognized impairment expense from continuing and discontinued operations of $0.4 million and $15.2 million during the years ended December 31, 2011 and 2010, respectively, primarily related to its proved oil and natural gas properties. The Company did not recognize impairment expense related to its long-lived assets for the year ended December 31, 2012.

Unproved oil and natural gas properties are each periodically assessed for impairment by considering future drilling plans, the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of such projects. During the years ended December 31, 2012, 2011 and 2010, the Company recognized expense from continuing and discontinued operations of $12.4 million, $5.7  million and $7.6  million, respectively, related to abandoned prospects, which is included in exploration and abandonments expense in the accompanying consolidated statements of operations.

Other property and equipment.  Other capital assets include buildings, transportation equipment, computer equipment and software, telecommunications equipment, leasehold improvements and furniture and fixtures. These items are recorded at cost, or fair value if acquired, and are depreciated using the straight-line method based on expected lives of the individual assets or group of assets ranging from two to 31 years. During the years ended December 31, 2012, 2011 and 2010, the Company recognized depreciation expense of $12.4 million, $5.7 million and $3.1 million, respectively.

Intangible assets.  The Company has capitalized certain operating rights acquired in an acquisition. The gross operating rights, which have no residual value, are amortized over the estimated economic life of 25 years. Impairment will be assessed if indicators of potential impairment exist or when there is a material change in the remaining useful economic life. The following table reflects the gross and net intangible assets at December 31, 2012 and 2011, respectively:

	December 31,
(in thousands)	2012	2011

Gross intangible - operating rights ...........................................................................................................................................................	$36,557	$38,717
Accumulated amortization ......................................................................................................................................................................	(6,481)	(5,292)
Net intangible - operating rights ...........................................................................................................................................................	$30,076	$33,425

The following table reflects amortization expense from continuing and discontinued operations for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
(in thousands)	2012	2011	2010

Amortization expense ........................................................................................................................................................................................	$1,549	$1,549	$1,549

The following table reflects the estimated aggregate amortization expense for each of the periods presented below at December 31, 2012:

(in thousands)

2013...	$1,461
2014...	1,461
2015...	1,461
2016...	1,461
2017...	1,461
Thereafter ...	22,771
Total ...	$30,076

Environmental. The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which are often changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments is fixed and readily determinable. At December 31, 2012 and 2011, the Company has accrued approximately $2.5 million and $3.5  million, respectively, related to environmental liabilities. During the years ended December 31, 2012, 2011 and 2010, the Company recognized environmental charges of $4.4 million, $9.6  million and $3.0  million, respectively.

Derivative instruments. The Company recognizes all derivative instruments as either assets or liabilities measured at fair value. The Company netted the fair value of derivative instruments by counterparty in the accompanying consolidated balance sheets where the right of offset exists. The Company did not have any derivatives designated as fair value or cash flow hedges during the years ended December 31, 2012, 2011, or 2010.

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

General and administrative expense. The Company receives fees for the operation of jointly owned oil and natural gas properties and records such reimbursements as reductions of general and administrative expense. Such fees from continuing and discontinued operations totaled approximately $16.8 million, $13.4  million and $14.4  million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

The Company evaluates uncertain tax positions for recognition and measurement in the consolidated financial statements.  To recognize a tax position, the Company determines whether it is more likely than not that the tax positions will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position.  A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the consolidated financial statements.  The amount of tax benefit recognized with respect to any tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.  The Company had no uncertain tax positions that required recognition in the consolidated financial statements at December 31, 2012 and 2011.  Any interest or penalties would be recognized as a component of income tax expense.

Reclassifications. Certain prior period amounts have been reclassified to conform to the 2012 presentation. These reclassifications had no impact on net income (loss), total stockholders’ equity or cash flows.

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

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

balance sheet netting for derivative instruments. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of the update.

An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company adopted this update on January 1, 2013, and it did not have a significant impact on the consolidated financial statements.

Note C. Exploratory well costs

The Company capitalizes exploratory well costs until a determination is made that the well has either found proved reserves or that it is impaired. The capitalized exploratory well costs are carried in unproved oil and natural gas properties. See Unaudited Supplementary Data for the proved and unproved components of oil and natural gas properties.  If the exploratory well is determined to be impaired, the well costs are charged to expense.

The following table reflects the Company’s capitalized exploratory well activity during each of the years ended December 31,  2012, 2011 and 2010:

	Years Ended December 31,
(in thousands)	2012	2011	2010

Beginning capitalized exploratory well costs ...............................................................................................................	$107,767	$46,826	$8,668
Additions to exploratory well costs pending the determination of proved reserves ............................................	693,138	515,916	175,343
Reclassifications due to determination of proved reserves .....................................................................................	(680,123)	(454,975)	(137,185)
Exploratory well costs charged to expense .................................................................................................................	(1,976)	-	-
Ending capitalized exploratory well costs .....................................................................................................................	$118,806	$107,767	$46,826

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

The following table provides an aging at December 31, 2012 and 2011 of capitalized exploratory well costs based on the date drilling was completed:

	December 31,
(in thousands)	2012	2011

Exploratory wells in progress .................................................................................................................................................................	$22,837	$24,963
Capitalized exploratory well costs that have been capitalized for a period of one year or less ...............................................	95,969	82,804
Capitalized exploratory well costs that have been capitalized for a period greater than one year .........................................	-	-
Total capitalized exploratory well costs ...........................................................................................................................................	$118,806	$107,767

At December 31, 2012, the Company had 69 gross exploratory wells either drilling or waiting on results from completion and testing, of which 33 wells were in the Delaware Basin area, 24 wells were in the New Mexico Shelf area and 12 wells were in the Texas Permian area.

Note D. Business combinations

Three Rivers Acquisition. In July 2012, the Company acquired certain producing and non-producing assets from Three Rivers Operating Company LLC and certain affiliated entities (collectively, the “Three Rivers Acquisition”) for cash consideration of approximately $1.0 billion. The Three Rivers Acquisition was primarily funded with borrowings under the Company’s credit facility. The Company’s results of operations prior to July 2012 do not include results from the Three Rivers Acquisition.

The following table reflects the fair value of the acquired assets and liabilities associated with the Three Rivers Acquisition:

(in thousands)

Fair value of net assets:
Proved oil and natural gas properties.....................................................................................................................................................................	$683,482
Unproved oil and natural gas properties................................................................................................................................................................	359,109
Total assets acquired.............................................................................................................................................................................................	1,042,591
Current liabilities, including current portion of asset retirement obligations ..................................................................................................	(2,229)
Asset retirement obligations assumed....................................................................................................................................................................	(26,002)
Fair value of net assets acquired.........................................................................................................................................................................	$1,014,360

Fair value of consideration paid for net assets:
Cash consideration....................................................................................................................................................................................................	$1,014,360

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

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

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

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

Certain of the Marbob interests in properties contained contractual preferential purchase rights by third parties if Marbob were to sell them. Marbob informed the Company of its receipt of a notice from BP America Production Company (“BP”) electing to exercise its contractual preferential purchase rights in certain of Marbob's properties as a result of the Marbob Acquisition.

On July 20, 2010, BP announced it was selling all its assets in the Permian Basin to a subsidiary of Apache Corporation (“Apache”). Marbob and BP owned common interests in certain properties subject to contractual preferential purchase rights. BP and Apache contested Marbob's ability to exercise its contractual preferential purchase rights in this situation. As a result, Marbob and the Company filed suit against BP and Apache seeking declaratory judgment and injunctive relief to protect Marbob's contractual right to have the option to purchase these interests in these common properties.

On October 15, 2010, the Company and Marbob resolved the litigation with BP and Apache related to the disputed contractual preferential purchase rights. As a result of the settlement, the Company acquired a non-operated interest in substantially all of the oil

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

and natural gas assets subject to the litigation for approximately $286 million in cash (the “Settlement Acquisition”). The Company funded the Settlement Acquisition with borrowings under its credit facility.

The results of operations of the Marbob and Settlement Acquisitions are included in the Company’s results of operations since their respective closing dates in October 2010.

The following table reflects the estimated fair value of the acquired assets and liabilities associated with the Marbob and Settlement Acquisitions:

	Marbob		Settlement
(in thousands)	Acquisition		Acquisition

Fair value of net assets:

Proved oil and natural gas properties ....................................................................................................................................................................	$1,014,734		$185,337
Unproved oil and natural gas properties ...............................................................................................................................................................	334,866		101,582
Other long-term assets...............................................................................................................................................................................................	20,771		-
Total assets acquired ...........................................................................................................................................................................................	1,370,371		286,919
Asset retirement obligations and other liabilities assumed ................................................................................................................................	(7,851)		(689)
Fair value of net assets acquired ..................................................................................................................................................................	$1,362,520		$286,230

Fair value of consideration paid for net assets:
Cash consideration ...................................................................................................................................................................................................	$1,127,747		$286,230
Marbob $150 million senior unsecured 8% note, due 2018 ............................................................................................................................	159,000	(a)	-
Common stock. $0.01 par value; 1,103,752 shares used ...............................................................................................................................	75,773	(b)	-
Total purchase price .................................................................................................................................................................................................	$1,362,520		$286,230

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

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

Pro forma data. The following unaudited pro forma combined condensed financial data for the years ended December 31, 2012 and 2011, were derived from the historical financial statements of the Company giving effect to the Three Rivers Acquisition, as if it had occurred on January 1, 2011. The results of operations for the Three Rivers Acquisition since the closing in July 2012 are included in the Company’s results of operations for the year ended 2012. The pro forma financial data does not include the results of operations for the OGX Acquisition or PDC Acquisition, as their results of operations were not deemed material. The unaudited pro forma combined condensed financial data has been included for comparative purposes only and is not necessarily indicative of the results that might have occurred had the Three Rivers Acquisition taken place as of the date indicated and is not intended to be a projection of future results.

	Years Ended December 31,
(in thousands, except per share amounts)	2012	2011
	(unaudited)

Operating revenues ...	$1,885,821	$1,767,806
Net income ...	$374,569	$423,320

Earnings per common share:

Basic ...	$3.63	$4.13
Diluted ...	$3.60	$4.08

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

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

The Company’s asset retirement obligation transactions during the years ended December 31, 2012, 2011 and 2010 are summarized in the table below:

	Years Ended December 31,
(in thousands)	2012	2011	2010

Asset retirement obligations, beginning of period ..............................................................................................................................................	$59,685	$43,326	$22,754
Liabilities incurred from new wells ........................................................................................................................................................................	7,729	7,178	3,037
Liabilities assumed in acquisitions ........................................................................................................................................................................	29,113	527	8,290
Accretion expense for continuing operations .....................................................................................................................................................	4,187	2,444	1,079
Accretion expense for discontinued operations .................................................................................................................................................	1,004	529	635
Disposition of wells ..................................................................................................................................................................................................	(24,614)	(463)	(3,236)
Liabilities settled upon plugging and abandoning wells ....................................................................................................................................	(1,261)	(686)	(591)
Revision of estimates ..............................................................................................................................................................................................	10,418	6,830	11,358
Asset retirement obligations, end of period .........................................................................................................................................................	$86,261	$59,685	$43,326

Note F. Incentive plans

Defined contribution plan. The Company sponsors a 401(k) defined contribution plan for the benefit of substantially all employees. Currently, the Company matches 100 percent of employee contributions, not to exceed 10 percent of the employee’s annual salary. The Company’s contributions to the plan for the years ended December 31, 2012, 2011 and 2010 were approximately $4.0 million, $1.8 million and $0.7 million, respectively.

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

Stock incentive plan. The Company’s 2006 Stock Incentive Plan, as amended and restated (the “Plan”), provides for granting stock options, restricted stock awards and performance awards to employees and individuals associated with the Company. The following table shows the number of existing awards and awards available under the Plan at December 31, 2012:

Number of
Common Shares

Approved and authorized awards ...............................................................................................................................................................................	7,500,000
Stock option grants, net of forfeitures ........................................................................................................................................................................	(1,982,162)
Restricted stock grants, net of forfeitures ..................................................................................................................................................................	(3,463,720)
Treasury shares ...	86,861
Awards available for future grant ..........................................................................................................................................................................	2,140,979

Restricted stock awards.  All restricted shares are treated as issued and outstanding in the accompanying consolidated balance sheets. If an employee terminates employment prior to the restriction lapse date, the awarded shares are forfeited and cancelled and are no longer considered issued and outstanding. A summary of the Company’s restricted stock award activity for the years ended December 31, 2012, 2011 and 2010 is presented below:

	Number of	Grant Date
	Restricted	Fair Value
	Shares	Per Share
Restricted stock:

Outstanding at January 1, 2010.....................................................................................................................................................................................	497,257
Shares granted ...	537,415	$59.57
Shares cancelled / forfeited ............................................................................................................................................................................................	(19,528)
Lapse of restrictions ...	(194,260)
Outstanding at December 31, 2010...............................................................................................................................................................................	820,884
Shares granted ...	306,891	$95.41
Shares cancelled / forfeited ............................................................................................................................................................................................	(59,576)
Lapse of restrictions ...	(156,186)
Outstanding at December 31, 2011...............................................................................................................................................................................	912,013
Shares granted ...	470,633	$98.31
Shares cancelled / forfeited ............................................................................................................................................................................................	(58,727)
Lapse of restrictions ...	(251,392)
Outstanding at December 31, 2012...............................................................................................................................................................................	1,072,527

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

The following table summarizes information about stock-based compensation for the Company’s restricted stock awards activity under the Plan for years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
(in thousands)	2012	2011	2010

Grant date fair value for awards during the period: (a)
Employee grants ...	$27,497	$19,755	$11,823
Officer and director grants...	18,771	9,525	20,290
Total ...	$46,268	$29,280	$32,113

Stock-based compensation expense from restricted stock:
Employee grants ...	$13,758	$7,939	$5,207
Officer and director grants ...	15,927	10,452	5,071
Total ...	$29,685	$18,391	$10,278

Income taxes and other information:
Income tax benefit related to restricted stock .............................................................................................................................................................................	$11,349	$7,030	$3,931
Deductions in current taxable income related to restricted stock ............................................................................................................................................	$23,570	$15,273	$11,289

(a) The year ended December 31, 2010 includes effects of modifications to certain stock-based awards, see discussion below.

Stock option awards.  A summary of the Company’s stock option award activity under the Plan for the years ended December 31, 2012, 2011 and 2010 is presented below:

	Years Ended December 31,
	2012		2011		2010
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Stock options:

Outstanding at beginning of period..........................................................................................................................................................................	930,178	$18.10	1,597,003	$15.43	2,156,503	$14.11
Options exercised ...	(500,299)	$16.24	(666,825)	$11.70	(559,500)	$10.33
Outstanding at end of period.....................................................................................................................................................................................	429,879	$20.28	930,178	$18.10	1,597,003	$15.43

Vested at end of period ..............................................................................................................................................................................................	403,077	$20.24	771,074	$17.37	1,221,665	$13.63

Exercisable at end of period .....................................................................................................................................................................................	403,077	$20.24	771,074	$17.37	816,825	$16.33

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

The following table summarizes information about the Company’s vested and exercisable stock options outstanding at December 31, 2012, 2011 and 2010:

		Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise	Number	Contractual	Exercise	Intrinsic
Prices	Vested	Life	Price	Value
				(in thousands)
December 31, 2012

Vested and exercisable options:
$8.00...	15,244	1.62 years	$8.00	$1,105
$12.00...	40,911	2.82 years	$12.00	2,805
$12.50 - $15.50...	77,500	3.86 years	$14.91	5,088
$20.00 - $23.00...	209,687	5.42 years	$21.57	12,369
$28.00 - $37.27...	59,735	5.42 years	$31.25	2,946
	403,077	4.67 years	$20.24	$24,313
December 31, 2011

Vested and exercisable options:
$8.00...	125,781	2.62 years	$8.00	$10,786
$12.00...	52,911	3.80 years	$12.00	4,325
$12.50 - $15.50...	240,000	5.02 years	$14.18	19,097
$20.00 - $23.00...	280,087	6.31 years	$21.67	20,188
$28.00 - $37.27...	72,295	6.45 years	$31.55	4,497
	771,074	5.15 years	$17.37	$58,893
December 31, 2010

Vested options:
$8.00...	519,381	1.61 years	$8.00	$41,379
$12.00...	91,124	4.05 years	$12.00	6,895
$12.50 - $15.50...	311,250	5.87 years	$14.49	22,778
$20.00 - $23.00...	258,121	7.31 years	$21.65	17,041
$28.00 - $37.27...	41,789	7.43 years	$31.24	2,358
	1,221,665	4.28 years	$13.63	$90,451

Exercisable options:
$8.00...	132,369	3.49 years	$8.00	$10,546
$12.00...	73,296	4.79 years	$12.00	5,546
$12.50 - $15.50...	311,250	5.87 years	$14.49	22,778
$20.00 - $23.00...	258,121	7.31 years	$21.65	17,041
$28.00 - $37.27...	41,789	7.43 years	$31.24	2,358
	816,825	5.92 years	$16.33	$58,269

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

The following table summarizes information about stock-based compensation for stock options for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
(in thousands)	2012	2011	2010

Stock-based compensation expense from stock options:
Employee grants ...	$27	$77	$153
Officer and director grants ...	160	803	2,500
Total ...	$187	$880	$2,653

Income taxes and other information:
Income tax benefit related to stock options ................................................................................................................................................................................	$72	$337	$1,014
Deductions in current taxable income related to stock options exercised ..............................................................................................................................	$39,828	$58,772	$25,124

Modification of stock-based awards.  David W. Copeland, the Company’s former Vice President, General Counsel and Corporate Secretary, retired December 31, 2010. Mr. Copeland stepped down from such positions on November 5, 2009, but remained with the Company as Senior Counsel until his retirement. As part of Mr. Copeland’s retirement agreement, all of Mr. Copeland’s stock-based awards were modified to permit full vesting on his retirement date. As a result of this modification, the Company recognized (i) a reduction in stock-based compensation of approximately $30,000 for the year ended December 31, 2012, (ii) approximately $0.1 million reduction of stock-based compensation during the year ended December 31 2011 and (iii) approximately $0.5 million of stock-based compensation during the year ended December 31, 2010.

Steven L. Beal, the Company’s former President and Chief Operating Officer, retired from such positions on June 30, 2009.  Mr. Beal began serving as a consultant on July 1, 2009; see Note M.  As part of the consulting agreement, certain of Mr. Beal’s stock-based awards were modified to permit vesting and exercise under the original terms of the stock-based awards as if Mr. Beal was still an employee of the Company while he performs consulting services for the Company. As a result of this modification, the Company recognized approximately $30,000, $0.2 million and $0.7 million of stock-based compensation during the years ended December 31, 2012, 2011 and 2010, respectively.

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

Future stock-based compensation expense. The following table reflects the future stock-based compensation expense to be recorded for all the stock-based compensation awards that are outstanding at December 31, 2012:

	Restricted	Stock
(in thousands)	Stock	Options	Total

2013 ...	$25,922	$15	$25,937
2014 ...	16,178	-	16,178
2015 ...	4,946	-	4,946
2016...	655	-	655
Total ...	$47,701	$15	$47,716

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

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

The fair value input hierarchy level to which an asset or liability measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety. The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2012 and 2011, for each of the fair value hierarchy levels:

	Fair Value Measurements at Reporting Date Using

		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable	Fair Value at
	Identical Assets	Inputs	Inputs	December 31,
(in thousands)	(Level 1)	(Level 2)	(Level 3)	2012

Assets:
Commodity derivative price swap contracts .................................................................................................................................................	$-	$68,579	$-	$68,579
	-	68,579	-	68,579

Liabilities:
Commodity derivative price swap contracts .................................................................................................................................................	-	(43,501)	-	(43,501)
	-	(43,501)	-	(43,501)
Net financial assets .................................................................................................................................................................................................	$-	$25,078	$-	$25,078

	Fair Value Measurements at Reporting Date Using

		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable	Fair Value at
	Identical Assets	Inputs	Inputs	December 31,
(in thousands)	(Level 1)	(Level 2)	(Level 3)	2011

Assets:
Commodity derivative price swap contracts ............................................................................................................................................	$-	$47,607	$-	$47,607
	-	47,607	-	47,607

Liabilities:
Commodity derivative price swap contracts ............................................................................................................................................	-	(126,437)	-	(126,437)
	-	(126,437)	-	(126,437)
Net financial liabilities .......................................................................................................................................................................................	$-	$(78,830)	$-	$(78,830)

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the carrying amounts and fair values of the Company’s financial instruments at December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value

Assets:
Derivative instruments ......................................................................................................................................................................................................	$38,711	$38,711	$9,642	$9,642

Liabilities:
Derivative instruments.......................................................................................................................................................................................................	$13,633	$13,633	$88,472	$88,472
Credit facility ...	$304,000	$299,679	$583,500	$532,805
8.625% senior notes due 2017 ........................................................................................................................................................................................	$297,103	$323,471	$296,641	$324,080
7.0% senior notes due 2021 .............................................................................................................................................................................................	$600,000	$669,000	$600,000	$644,400
6.5% senior notes due 2022 .............................................................................................................................................................................................	$600,000	$660,000	$600,000	$627,000
5.5% senior notes due 2022 .............................................................................................................................................................................................	$600,000	$633,000	$-	$-
5.5% senior notes due 2023 .............................................................................................................................................................................................	$700,000	$733,250	$-	$-

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

Senior notes.  The fair values of the Company’s 8.625%, 7.0%, 6.5% and both series of 5.5% senior notes are based on quoted market prices.

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

Derivative instruments. The fair value of the Company’s derivative instruments is estimated by management considering various factors, including closing exchange and over-the-counter quotations and the time value of the underlying commitments.  Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table summarizes (i) the valuation of each of the Company’s financial instruments by required fair value hierarchy levels and (ii) the gross fair value by the appropriate balance sheet classification, even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the Company’s consolidated balance sheets at December 31, 2012 and 2011:

	Fair Value Measurements Using

		Significant		Total
	Quoted Prices in	Other	Significant	Fair Value
	Active Markets for	Observable	Unobservable	at
	Identical Assets	Inputs	Inputs	December 31,
(in thousands)	(Level 1)	(Level 2)	(Level 3)	2012

Assets (a)
Current:(b)
Commodity derivative price swap contracts ................................................................................................................................................	$-	$56,471	$-	$56,471
	-	56,471	-	56,471
Noncurrent:(c)
Commodity derivative price swap contracts ................................................................................................................................................	-	12,108	-	12,108
	-	12,108	-	12,108

Liabilities (a)
Current:(b)
Commodity derivative price swap contracts ................................................................................................................................................	-	(22,113)	-	(22,113)
	-	(22,113)	-	(22,113)
Noncurrent:(c)
Commodity derivative price swap contracts ................................................................................................................................................	-	(21,388)	-	(21,388)
	-	(21,388)	-	(21,388)
Net financial assets .................................................................................................................................................................................................	$-	$25,078	$-	$25,078

(b) Total current financial assets, gross basis ..........................................................................................................................................................................................				$34,358
(c) Total noncurrent financial liabilities, gross basis ..............................................................................................................................................................................				(9,280)
	Net financial assets ...			$25,078

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

	Fair Value Measurements Using

		Significant		Total
	Quoted Prices in	Other	Significant	Fair Value
	Active Markets for	Observable	Unobservable	at
	Identical Assets	Inputs	Inputs	December 31,
(in thousands)	(Level 1)	(Level 2)	(Level 3)	2011

Assets (a)
Current:(b)
Commodity derivative price swap contracts .........................................................................................................................................................................................	$-	$28,485	$-	$28,485
	-	28,485	-	28,485
Noncurrent:(c)
Commodity derivative price swap contracts .........................................................................................................................................................................................	-	19,122	-	19,122
	-	19,122	-	19,122

Liabilities (a)
Current:(b)
Commodity derivative price swap contracts .........................................................................................................................................................................................	-	(83,005)	-	(83,005)
	-	(83,005)	-	(83,005)
Noncurrent:(c)
Commodity derivative price swap contracts .........................................................................................................................................................................................	-	(43,432)	-	(43,432)
	-	(43,432)	-	(43,432)
Net financial liabilities ...	$-	$(78,830)	$-	$(78,830)

(b) Total current financial liabilities, gross basis .....................................................................................................................................................................................				$(54,520)
(c) Total noncurrent financial liabilities, gross basis ..............................................................................................................................................................................				(24,310)
	Net financial liabilities ...			$(78,830)

(a)

The fair value of derivative instruments reported in the Company’s consolidated balance sheets is subject to netting arrangements and qualifies for net presentation. The following table reports the net basis derivative fair values as reported in the consolidated balance sheets at December 31, 2012 and 2011:

			December 31,
(in thousands)		2012		2011

Consolidated Balance Sheets Classification:

	Current derivative contracts:
	Assets ...	$35,942		$1,698
	Liabilities ...	(1,584)		(56,218)
	Net current ...	$34,358		$(54,520)

	Noncurrent derivative contracts:
	Assets ...	$2,769		$7,944
	Liabilities ...	(12,049)		(32,254)
	Net noncurrent ...	$(9,280)		$(24,310)

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

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

The Company periodically reviews its proved oil and natural gas properties for impairment. Impairment expense is caused primarily due to declines in commodity prices and well performance. The Company did not recognize any impairment charges for the year ended December 31, 2012. The following table reports the carrying amounts, estimated fair values and impairment expense of long-lived assets for continuing and discontinued operations for the years ended December 31, 2011 and 2010:

	Carrying	Estimated	Impairment
(in thousands)	Amount	Fair Value	Expense

Year ended December 31, 2011.......................................................................................................................................................	$457	$18	$439

Year ended December 31, 2010.......................................................................................................................................................	$27,888	$12,707	$15,181

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

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

The following table sets forth the measurement information for assets and liabilities measured at fair value on a nonrecurring basis:

	Fair Value Measurements Using

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	Impairment
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Loss

Year ended December 31, 2012
Impairment of long-lived assets .....................................................................................................................................................	$-	$-	$-	$-
Asset retirement obligations incurred or assumed........................................................................................................................	$-	$-	$36,842

Year ended December 31, 2011
Impairment of long-lived assets .....................................................................................................................................................	$-	$-	$18	$439
Asset retirement obligations incurred or assumed........................................................................................................................	$-	$-	$7,705

Year ended December 31, 2010
Impairment of long-lived assets .....................................................................................................................................................	$-	$-	$12,707	$15,181
Asset retirement obligations incurred or assumed........................................................................................................................	$-	$-	$11,327

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

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

Commodity derivative contracts at December 31, 2012. The following table sets forth the Company’s outstanding derivative contracts at December 31, 2012. When aggregating multiple contracts, the weighted average contract price is disclosed.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Oil Swaps: (a)
2013:
Volume (Bbl) ...	3,747,000	3,417,000	3,178,000	2,988,000	13,330,000
Price per Bbl ...	$95.96	$95.98	$95.66	$95.39	$95.77
2014:
Volume (Bbl) ...	2,835,000	2,704,000	2,073,000	2,071,000	9,683,000
Price per Bbl ...	$93.55	$92.17	$89.95	$89.94	$91.62
2015:
Volume (Bbl) ...	420,000	420,000	119,000	117,000	1,076,000
Price per Bbl ...	$85.91	$85.91	$89.44	$89.43	$86.69
2016:
Volume (Bbl) ...	108,000	108,000	108,000	105,000	429,000
Price per Bbl ...	$88.32	$88.32	$88.32	$88.28	$88.31
2017:
Volume (Bbl) ...	84,000	84,000	-	-	168,000
Price per Bbl ...	$87.00	$87.00	$-	$-	$87.00

(a) The index prices for the oil price swaps are based on the NYMEX – West Texas Intermediate monthly average futures price.

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

The following table summarizes the gains and losses reported in earnings related to the commodity and interest rate derivative instruments for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
(in thousands)	2012	2011	2010

Gain (loss) on derivatives not designated as hedges:

Cash (payments on) receipts from derivatives not designated as hedges:
Commodity derivatives:
Oil ...	$22,411	$(103,969)	$(26,281)
Natural gas ...	1,125	25,739	17,414
Interest rate derivatives ...	-	(6,624)	(4,957)

...

...

Mark-to-market gain (loss):
Commodity derivatives:
Oil ...	104,882	75,380	(93,595)
Natural gas ...	(975)	(19,630)	23,347
Interest rate derivatives ...	-	5,754	(3,253)
Total gain (loss) on derivatives not designated as hedges ...................................................	$127,443	$(23,350)	$(87,325)

All of the Company’s derivative contracts at December 31, 2012 are expected to settle by June 30, 2017.

Note I. Debt

The Company’s debt consists of the following at December 31, 2012 and 2011:

	December 31,
(in thousands)	2012	2011

Credit facility ...	$304,000	$583,500
8.625% unsecured senior notes due 2017 .....................................................................................................................................................................	300,000	300,000
7.0% unsecured senior notes due 2021 ..........................................................................................................................................................................	600,000	600,000
6.5% unsecured senior notes due 2022 ..........................................................................................................................................................................	600,000	600,000
5.5% unsecured senior notes due 2022 ..........................................................................................................................................................................	600,000	-
5.5% unsecured senior notes due 2023 ..........................................................................................................................................................................	700,000	-
Unamortized original issue discount, net .......................................................................................................................................................................	(2,897)	(3,359)
Less: current portion ......................................................................................................................................................................................................	-	-
Total long-term debt .............................................................................................................................................................................................	$3,101,103	$2,080,141

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

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

Advances on the Credit Facility bear interest, at the Company’s option, based on (i) the prime rate of JPMorgan Chase Bank (“JPM Prime Rate”) (3.25 percent at December 31, 2012) or (ii) a Eurodollar rate (substantially equal to the London Interbank Offered Rate). At December 31, 2012, the interest rates of Eurodollar rate advances and JPM Prime Rate advances varied, with interest margins ranging from 150 to 250 basis points and 50 to 150 basis points per annum, respectively, depending on the debt balance outstanding. At December 31, 2012, the Company paid commitment fees on the unused portion of the available commitments ranging from 37.5 to 50 basis points per annum.

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

Senior notes. Interest on the Company’s senior notes is paid in arrears semi-annually. The senior notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company’s subsidiaries. In August 2012, the Company issued $700 million of 5.5% senior notes due 2023 at par. In March 2012, the Company issued $600 million of 5.5% senior notes due 2022 at par.

At December 31, 2012, the Company was in compliance with the covenants under its debt instruments.

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

The following table summarizes future interest expense from the net original issue discount at December 31, 2012:

(in thousands)

2013 ...	$507
2014 ...	557
2015 ...	612
2016 ...	672
2017 ...	549
Total ...	$2,897

Principal maturities of long-term debt. Principal maturities of long-term debt outstanding at December 31, 2012 are as follows:

(in thousands)

2013 ...	$-
2014 ...	-
2015 ...	-
2016 ...	304,000
2017 ...	300,000
Thereafter ...	2,500,000
Total ...	$3,104,000

Interest expense.  The following amounts have been incurred and charged to interest expense for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
(in thousands)	2012	2011	2010

Cash payments for interest ........................................................................................................................................................................................	$158,715	$77,921	$48,052
Amortization of original issue discount ....................................................................................................................................................................	462	133	185
Amortization of deferred loan origination costs .....................................................................................................................................................	11,958	11,653	6,595
Write-off of deferred loan origination costs and original issue premium ...........................................................................................................	-	(8,513)	-
Net changes in accruals ...............................................................................................................................................................................................	11,570	37,239	5,439
Interest costs incurred .........................................................................................................................................................................................	182,705	118,433	60,271
Less: capitalized interest .............................................................................................................................................................................................	-	(73)	(184)
Total interest expense .........................................................................................................................................................................................	$182,705	$118,360	$60,087

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

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

Contractual drilling commitments.  The Company periodically enters into contractual arrangements under which the Company is committed to expend funds to drill wells in the future, including agreements to secure drilling rig services, which require the Company to make future minimum payments to the rig operators.  The Company records drilling commitments in the periods in which well capital is incurred or rig services are provided. The following table summarizes the Company’s future drilling commitments at December 31, 2012:

	Payments Due By Period

	Total	Less than	1-3	3-5	More than
(in thousands)		1 year	years	years	5 years

Contractual drilling commitments ..............................................................................................................................................	$11,951	$11,083	$868	$-	$-

Operating leases. The Company leases vehicles, equipment and office facilities under non-cancellable operating leases. Lease payments associated with these operating leases for the years ended December 31, 2012, 2011 and 2010 were approximately $4.7 million, $3.6 million and $2.8 million, respectively.

Future minimum lease commitments under non-cancellable operating leases at December 31, 2012 are as follows:

(in thousands)

2013 ...	$4,445
2014 ...	4,238
2015 ...	3,247
2016 ...	2,728
2017 ...	477
Thereafter ...	1,689
Total ...	$16,824

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

Note K. Income taxes

The Company uses an asset and liability approach for financial accounting and reporting for income taxes. The Company’s objectives of accounting for income taxes are to recognize (i) the amount of taxes payable or refundable for the current year and (ii) deferred tax liabilities and assets for the future tax consequences of events that have been recognized in its financial statements or tax returns. The Company and its subsidiaries file a federal corporate income tax return on a consolidated basis.  The tax returns and the amount of taxable income or loss are subject to examination by federal and state taxing authorities. At December 31, 2012 the Company had current income taxes payable of approximately $2.1 million. At December 31, 2011, the Company had current income taxes receivable of approximately $3.9 million and current income taxes payable of approximately $0.8 million.

The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration. Management monitors company-specific, oil and natural gas industry and worldwide economic factors and assesses the likelihood that the Company’s net operating loss carryforwards (“NOLs”), if any, and other deferred tax attributes in the United States, state, and local tax jurisdictions will be utilized prior to their expiration. At December 31, 2012 and 2011, the Company had no valuation allowances related to its deferred tax assets.

At December 31, 2012, the Company did not have any significant uncertain tax positions requiring recognition in the financial statements.  The tax years 2009 through 2012 remain subject to examination by the major tax jurisdictions.

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

Income tax provision.  The Company’s income tax provision and amounts separately allocated were attributable to the following items for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
(in thousands)	2012	2011	2010

Income tax expense (benefit) attributable to:
Income from continuing operations.........................................................................................................................................	$251,041	$261,800	$101,613
Income from discontinued operations ....................................................................................................................................	14,519	78,224	33,992

Changes in stockholders' equity:
Excess tax benefits related to stock-based compensation ........................................................................................	(18,963)	(24,037)	(11,346)
	$246,597	$315,987	$124,259

The Company’s income tax provision attributable to income from continuing operations consisted of the following for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
(in thousands)	2012	2011	2010

Current:
U.S. federal ...	$7,066	$9,233	$5,634
U.S. state and local ...	2,156	2,684	2,979
Total current income tax provision..................................................................................................................................................................................	9,222	11,917	8,613
Deferred:
U.S. federal ...	210,527	218,546	71,027
U.S. state and local ...	31,292	31,337	21,973
Total deferred income tax provision ...............................................................................................................................................................................	241,819	249,883	93,000
Total income tax provision attributable to income from
continuing operations......................................................................................................................................................................................................	$251,041	$261,800	$101,613

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

The reconciliation between the income tax expense computed by multiplying pretax income from continuing operations by the United States federal statutory rate and the reported amounts of income tax expense from continuing operations is as follows:

	Years Ended December 31,
(in thousands)	2012	2011	2010

Income at U.S. federal statutory rate ............................................................................................................................................................................	$230,745	$238,467	$87,164
State income taxes (net of federal tax effect) .............................................................................................................................................................	21,192	22,002	8,007
Revisions of previous estimates ......................................................................................................................................................................................	219	-	(1,521)
Statutory depletion ...	(261)	(204)	(179)
Change in effective statutory state income tax ..........................................................................................................................................................	-	-	8,278
Nondeductible expense & other ......................................................................................................................................................................................	(854)	1,535	(136)
Income tax expense ..............................................................................................................................................................................................	$251,041	$261,800	$101,613

Effective tax rate ...	38.1%	38.4%	40.8%

The Company’s income tax provision attributable to income from discontinued operations consisted of the following for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
(in thousands)	2012	2011	2010

Current:
U.S. federal ...	$14,023	$8,638	$11,393
U.S. state and local ...	1,667	103	81
Total current income tax expense ...................................................................................................................................................................................	15,690	8,741	11,474
Deferred:
U.S. federal ...	(1,392)	59,417	18,178
U.S. state and local ...	221	10,066	4,340
Total deferred income tax provision ...............................................................................................................................................................................	(1,171)	69,483	22,518
Total income tax provision attributable to income from discontinued operations ..........................................................................................	$14,519	$78,224	$33,992

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	December 31,
(in thousands)	2012	2011

Deferred tax assets:
Stock-based compensation ...	$17,181	$12,180
Derivative instruments ...	-	30,137
Asset retirement obligation ...	32,978	22,818
Other ...	5,546	12,140
Total deferred tax assets ...	55,705	77,275
Deferred tax liabilities:
Oil and natural gas properties, principally due to differences in basis and
depreciation and the deduction of intangible drilling costs for tax purposes.......................................................................................................................	(1,228,572)	(1,037,412)
Intangible assets - operating rights ................................................................................................................................................................................................	(11,498)	(12,778)
Derivative instruments ...	(9,588)	-
Other ...	(1,234)	(587)
Total deferred tax liability ...	(1,250,892)	(1,050,777)
Net deferred tax liability ...	$(1,195,187)	$(973,502)

Note L. Major customers and derivative counterparties

Sales to major customers. The Company’s share of oil and natural gas production is sold to various purchasers. The Company is of the opinion that the loss of any one purchaser would not have a material adverse effect on the ability of the Company to sell its oil and natural gas production.

The following purchasers individually accounted for 10 percent or more of the consolidated oil and natural gas revenues, including the revenues from discontinued operations, during the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010

Holly Frontier Refining and Marketing, LLC .......................................................................................................................................................................	26%	34%	32%
Phillips 66...	14%	15%	14%
DCP Midstream, LP ...	8%	14%	12%

At December 31, 2012, the Company had receivables from Holly Frontier Refining and Marketing, LLC, Phillips 66 (formerly the ConocoPhillips Company) and DCP Midstream, LP of $34.4 million, $23.7 million and $17.7 million, respectively, which are reflected in accounts receivable — oil and natural gas in the accompanying consolidated balance sheets.

Derivative counterparties. The Company uses credit and other financial criteria to evaluate the credit standing of, and to select, counterparties to its derivative instruments. The Company’s Credit Facility requires that the senior unsecured debt ratings of the Company’s derivative counterparties be (i) not less than either A- by Standard & Poor’s Rating Group rating system or A3 by Moody’s Investors Service, Inc. rating system or (ii) a lender under the Company’s Credit Facility. At December 31, 2012 and 2011, the counterparties with whom the Company had outstanding derivative contracts met or exceeded these criteria. Although the Company does not obtain collateral or otherwise secure the fair value of its derivative instruments, management believes the associated credit risk is mitigated by the Company’s credit risk policies and procedures and by the criteria of the Company’s Credit Facility.

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

Note M. Related party transactions

The following tables summarize charges incurred with and payments made to the Company’s related parties and reported in the consolidated statements of operations, as well as outstanding payables included in the consolidated balance sheets for the periods presented:

	Years Ended December 31,
(in thousands)	2012	2011	2010

Charges incurred with Chase Oil and affiliates (a) .......................................................................................			$34,263

Overriding royalty interest paid to Chase Oil affiliates (b) ........................................................................			$2,078

Royalty interests paid to a director and certain officers of the Company (c) ........................................	$2,521	$721	$154

Amounts paid under consulting agreement with Steven L. Beal (d) .........................................................	$251	$250	$254

	December 31,
(in thousands)	2012	2011

Amounts included in accounts payable - related parties:

Royalty interests of a director and certain officers of the Company (c) ......................................	$185	$154

(a)      The Company incurred charges for services rendered in the ordinary course of business from Chase Oil Corporation and its affiliates (“Chase Oil”), including a drilling contractor, an oilfield services company, a supply company, a drilling fluids supply company, a pipe and tubing supplier, a fixed base operator of aircraft services and a software company. The Company also operates oil and natural gas wells in which Chase Oil owns a working interest. The tables above summarize the charges incurred. At January 1, 2011, Chase Oil was no longer considered a related party due to the decrease in their ownership.

(b)     Certain persons affiliated with Chase Oil own overriding royalty interests in certain of the Company’s properties. The tables above summarize the amounts paid attributable to such interests. At January 1, 2011, Chase Oil was no longer considered a related party due to the decrease in their ownership.

(c)      Royalties are paid (i) on certain properties to a partnership of which one of the Company’s directors is the general partner and owns a 3.5 percent partnership interest and (ii) to certain officers of the Company who own an overriding royalty interest in properties owned by the Company. The tables above summarize the amounts paid and amounts due at period end.

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

____________________________________________________________________________________________________________

Purchase of residence.  During 2010, the Company purchased the residence of an officer of the Company. To effectuate the purchase, the Company engaged a third-party relocation company, who executed the purchase for $0.9 million and subsequently sold the officer’s residence. The third-party relocation company appraised the fair value of the residence at $0.9 million.

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

Note N. Discontinued operations

In December 2012, the Company sold certain non-core assets for cash consideration of approximately $488.1 million, subject to customary post-closing adjustments.  The Company recognized a pre-tax loss on the disposition of assets in discontinued operations of approximately $18.7 million.

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

 The Company reflected the result of operations of these divestitures as discontinued operations, rather than as a component of continuing operations. The following table represents the components of the Company’s discontinued operations for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
(in thousands)	2012	2011	2010

Operating revenues:
Oil sales ...	$101,359	$111,890	$123,226
Natural gas sales ...	18,578	19,830	23,473
Total operating revenues...	119,937	131,720	146,699
Operating costs and expenses:
Oil and natural gas production .......................................................................................................................................................................................................	34,270	31,724	37,646
Exploration and abandonments ....................................................................................................................................................................................................	334	385	348
Depreciation, depletion and amortization (a) .............................................................................................................................................................................	30,140	30,462	45,824
Accretion of discount on asset retirement obligations (a) .........................................................................................................................................................	1,004	529	635
Impairment of long-lived assets (a) ..............................................................................................................................................................................................	-	-	3,567
General and administrative (b) ......................................................................................................................................................................................................	(2,493)	(2,264)	(3,110)
Total operating costs and expenses............................................................................................................................................................................................	63,255	60,836	84,910
Income from operations ...	56,682	70,884	61,789
Other income (expense):
Other ...	-	-	35
Gain (loss) on disposition of assets, net (a) ..................................................................................................................................................................................	(18,704)	135,943	29,112
Income from discontinued operations before income taxes ................................................................................................................................................	37,978	206,827	90,936
Income tax benefit (expense):
Current ...	(15,690)	(8,741)	(11,474)
Deferred (a) ...	1,171	(69,483)	(22,518)
Income from discontinued operations, net of tax ...................................................................................................................................................................	$23,459	$128,603	$56,944

(a) Represents the significant non-cash components of discontinued operations.

(b) Represents the fees received from third-parties for operating oil and natural gas properties that were sold. The Company reflects these fees as a reduction of general and administrative expenses.

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

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

The following table is a reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding for years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
(in thousands)	2012	2011	2010

Weighted average common shares outstanding:

Basic ...	103,190	102,581	92,542
Dilutive common stock options ..................................................................................................................................................................................................	354	577	900
Dilutive restricted stock ...	428	495	395
Diluted ...	103,972	103,653	93,837

The following table is a summary of the common stock options and restricted stock which were not included in the computation of diluted net income per share, as inclusion of these items would be antidilutive:

	Years Ended December 31,
(in thousands)	2012	2011	2010

Number of antidilutive common shares:

Antidilutive common stock options .......................................................................................................................................................	-	-	1
Antidilutive restricted stock .....................................................................................................................................................................	95	27	7

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

Note P. Other current liabilities

The following table provides the components of the Company’s other current liabilities at December 31, 2012 and 2011:

	December 31,
(in thousands)	2012	2011

Other current liabilities:
Accrued production costs ...	$52,825	$47,437
Payroll related matters ...	16,365	18,433
Accrued interest ...	64,304	52,733
Asset retirement obligations ...	3,308	7,445
Other ...	23,538	16,638
Other current liabilities ...	$160,340	$142,686

Note Q.  Subsidiary guarantors

Certain of the Company’s wholly-owned and controlled subsidiaries have fully and unconditionally guaranteed the Company’s senior notes. The indentures governing the Company’s senior notes provide that the guarantees of its subsidiary guarantors will be released in certain customary circumstances including (i) in connection with any sale, exchange or other disposition, whether by merger, consolidation or otherwise, of the capital stock of that guarantor to a person that is not the Company or a restricted subsidiary of the Company, such that, after giving effect to such transaction, such guarantor would no longer constitute a subsidiary of the Company, (ii) in connection with any sale, exchange or other disposition (other than a lease) of all or substantially all of the assets of that guarantor to a person that is not the Company or a restricted subsidiary of the Company, (iii) upon the merger of a guarantor into the Company or any other guarantor or the liquidation or dissolution of a guarantor, (iv) if the Company designates any restricted subsidiary that is a guarantor to be an unrestricted subsidiary in accordance with the indenture, (v) upon legal defeasance or satisfaction and discharge of the indenture and (vi) upon written notice of such release or discharge by the Company to the trustee following the release or discharge of all guarantees by such guarantor of any indebtedness that resulted in the creation of such guarantee, except a discharge or release by or as a result of payment under such guarantee.

See Note I for a summary of the Company’s senior notes. In accordance with practices accepted by the SEC, the Company has prepared condensed consolidating financial statements in order to quantify the assets, results of operations and cash flows of such subsidiaries as subsidiary guarantors. One of the entities included in the Company’s consolidated financial statements was formed to effectuate a tax-free exchange of assets. The third-party conveyed ownership to the Company upon completion of the tax-free exchange process. This entity did not guarantee the Company’s senior notes until the conveyance was completed and is referred to as a “Non-Guarantor Subsidiary” in the tables below.

The following condensed consolidating balance sheets at December 31, 2012 and 2011, condensed consolidating statements of operations and consolidating condensed statements of cash flows for the years ended December 31, 2012, 2011 and 2010, present financial information for Concho Resources Inc. as the Parent on a stand-alone basis (carrying any investments in subsidiaries under the equity method), financial information for the subsidiary guarantors on a stand-alone basis (carrying any investment in non-guarantor subsidiaries under the equity method), financial information for the subsidiary non-guarantor on a stand-alone basis and the consolidation and elimination entries necessary to arrive at the information for the Company on a consolidated basis. All current and deferred income taxes are recorded on Concho Resources Inc., as the subsidiaries are flow-through entities for income tax purposes. The subsidiary guarantors and subsidiary non-guarantor are not restricted from making distributions to the Company.

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

Condensed Consolidating Balance Sheet
December 31, 2012

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

ASSETS
Accounts receivable - related parties ..........................................................................................................................................................................................	$5,839,995	$2,416,697	$(8,256,692)	$-
Other current assets ...	46,737	412,145	-	458,882
Oil and natural gas properties, net ...............................................................................................................................................................................................	-	7,890,283	-	7,890,283
Property and equipment, net ...	-	103,141	-	103,141
Investment in subsidiaries ...	3,146,918	-	(3,146,918)	-
Other long-term assets ...	80,378	56,753	-	137,131
Total assets ...	$9,114,028	$10,879,019	$(11,403,610)	$8,589,437

LIABILITIES AND EQUITY
Accounts payable - related parties ..............................................................................................................................................................................................	$1,271,563	$6,985,314	$(8,256,692)	$185
Other current liabilities ...	76,496	663,405	-	739,901
Other long-term liabilities ...	1,198,670	83,382	-	1,282,052
Long-term debt ...	3,101,103	-	-	3,101,103
Equity ...	3,466,196	3,146,918	(3,146,918)	3,466,196
Total liabilities and equity ...	$9,114,028	$10,879,019	$(11,403,610)	$8,589,437

Condensed Consolidating Balance Sheet
December 31, 2011

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

ASSETS
Accounts receivable - related parties ..........................................................................................................................................................................................	$4,983,923	$706,905	$(5,690,828)	$-
Other current assets ...	34,229	376,794	-	411,023
Oil and natural gas properties, net ...............................................................................................................................................................................................	-	6,230,915	-	6,230,915
Property and equipment, net ...	-	59,203	-	59,203
Investment in subsidiaries ...	2,394,050	-	(2,394,050)	-
Other long-term assets ...	73,587	74,848	-	148,435
Total assets ...	$7,485,789	$7,448,665	$(8,084,878)	$6,849,576

LIABILITIES AND EQUITY
Accounts payable - related parties ..............................................................................................................................................................................................	$1,271,524	$4,419,458	$(5,690,828)	$154
Other current liabilities ...	118,836	582,487	-	701,323
Other long-term liabilities ...	1,034,549	52,670	-	1,087,219
Long-term debt ...	2,080,141	-	-	2,080,141
Equity ...	2,980,739	2,394,050	(2,394,050)	2,980,739
Total liabilities and equity ...	$7,485,789	$7,448,665	$(8,084,878)	$6,849,576

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2012

Parent	Subsidiary	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Non-Guarantor	Entries	Total

Total operating revenues ...	$-	$1,812,472	$7,342	$-	$1,819,814
Total operating costs and expenses ..................................................................................................................................................................................................	126,482	(1,090,013)	(5,720)	-	(969,251)
Income from operations ...	126,482	722,459	1,622	-	850,563
Interest expense ...	(182,705)	-	-	-	(182,705)
Other, net ...	753,472	(3,148)	(6,043)	(752,868)	(8,587)
Income (loss) before income taxes ...................................................................................................................................................................................................	697,249	719,311	(4,421)	(752,868)	659,271
Income tax expense ...	(251,041)	-	-	-	(251,041)
Income (loss) from continuing operations ........................................................................................................................................................................................	446,208	719,311	(4,421)	(752,868)	408,230
Income (loss) from discontinued operations,
net of tax ...	(14,519)	37,978	-	-	23,459
Net income (loss) ...	$431,689	$757,289	$(4,421)	$(752,868)	$431,689

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2011

Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Total operating revenues ...	$-	$1,617,771	$-	$1,617,771
Total operating costs and expenses .....................................................................................................................................................................................................	(23,721)	(790,382)	-	(814,103)
Income (loss) from operations ...	(23,721)	827,389	-	803,668
Interest expense ...	(118,360)	-	-	(118,360)
Other, net ...	1,030,242	(4,074)	(1,030,142)	(3,974)
Income before income taxes ...	888,161	823,315	(1,030,142)	681,334
Income tax expense ...	(261,800)	-	-	(261,800)
Income from continuing operations .....................................................................................................................................................................................................	626,361	823,315	(1,030,142)	419,534
Income (loss) from discontinued operations, net of tax ......................................................................................................................................................................	(78,224)	206,827	-	128,603
Net income ...	$548,137	$1,030,142	$(1,030,142)	$548,137

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2010

Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Total operating revenues ...	$-	$851,443	$-	$851,443
Total operating costs and expenses ......................................................................................................................................................................................................	(86,692)	(445,312)	-	(532,004)
Income (loss) from operations ...	(86,692)	406,131	-	319,439
Interest expense ...	(60,087)	-	-	(60,087)
Other, net ...	486,754	(9,313)	(487,754)	(10,313)
Income before income taxes ...	339,975	396,818	(487,754)	249,039
Income tax expense ...	(101,613)	-	-	(101,613)
Income from continuing operations ...................................................................................................................................................................................................	238,362	396,818	(487,754)	147,426
Income (loss) from discontinued operations, net of tax ...................................................................................................................................................................	(33,992)	90,936	-	56,944
Net income ...	$204,370	$487,754	$(487,754)	$204,370

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2012

	Parent	Subsidiary	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Non-Guarantor	Entries	Total

Net cash flows provided by (used in)
operating activities ...	$(1,044,006)	$2,278,647	$2,837	$-	$1,237,478
Net cash flows provided by (used in)
investing activities ...	23,536	(1,720,242)	(543,738)	-	(2,240,444)
Net cash flows provided by (used in)
financing activities ...	1,020,470	(555,867)	540,901	-	1,005,504
Net increase in cash and cash
equivalents ...	-	2,538	-	-	2,538
Cash and cash equivalents at
beginning of period ...	-	342	-	-	342
Cash and cash equivalents at
end of period ...	$-	$2,880	$-	$-	$2,880

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2011

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Net cash flows provided by (used in) operating activities .........................................................................................	$(345,991)	$1,545,449	$-	$1,199,458
Net cash flows used in investing activities ...................................................................................................................	(79,046)	(1,572,372)	-	(1,651,418)
Net cash flows provided by financing activities .........................................................................................................	424,991	26,927	-	451,918
Net increase (decrease) in cash and cash equivalents ...........................................................................................	(46)	4	-	(42)
Cash and cash equivalents at beginning of period .................................................................................................	46	338	-	384
Cash and cash equivalents at end of period ...........................................................................................................	$-	$342	$-	$342

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2010

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Net cash flows provided by (used in) operating activities .........................................................................................	$(1,369,316)	$2,020,898	$-	$651,582
Net cash flows used in investing activities ...................................................................................................................	(10,812)	(2,032,645)	-	(2,043,457)
Net cash flows provided by financing activities .........................................................................................................	1,380,126	8,899	-	1,389,025
Net decrease in cash and cash equivalents ................................................................................................................	(2)	(2,848)	-	(2,850)
Cash and cash equivalents at beginning of period ...................................................................................................	48	3,186	-	3,234
Cash and cash equivalents at end of period ..............................................................................................................	$46	$338	$-	$384

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

Note R.  Subsequent events

New commodity derivative contracts. After December 31 2012, the Company entered into the following additional oil related price swaps to hedge additional amounts of its estimated future production:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Oil Swaps: (a)
2013:
Volume (Bbl) ...	369,000	384,000	268,000	200,000	1,221,000
Price per Bbl ...	$94.59	$94.59	$94.55	$94.53	$94.57
2014:
Volume (Bbl) ...	150,000	120,000	545,000	430,000	1,245,000
Price per Bbl ...	$91.90	$91.90	$91.12	$90.92	$91.22

...

...

Oil Basis Swaps: (b)
2013:
Volume (Bbl) ...	-	3,003,000	3,036,000	2,944,000	8,983,000
Price per Bbl ...	$-	$(1.23)	$(1.22)	$(1.23)	$(1.23)

(a) The index prices for the oil price swaps are based on the NYMEX – WTI monthly average futures price.
(b) The basis differential price is between Midland – WTI and Cushing – WTI.

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

Capitalized costs

	December 31,
(in thousands)	2012	2011

Oil and natural gas properties:
Proved ...	$8,402,154	$6,551,396
Unproved ...	1,053,445	796,064
Less: accumulated depletion .......................................................................................................................................................................................................	(1,565,316)	(1,116,545)
Net capitalized costs for oil and natural gas properties ......................................................................................................................................................	$7,890,283	$6,230,915

Costs incurred for oil and natural gas producing activities  (a)

	Years Ended December 31,
(in thousands)	2012	2011	2010

Property acquisition costs:
Proved ...	$857,836	$163,658	$1,224,378
Unproved ...	441,042	361,321	475,688
Exploration ...	781,174	562,679	200,797
Development ...	741,206	744,481	492,622
Total costs incurred for oil and natural gas properties ............................................................................................................................................................	$2,821,258	$1,832,139	$2,393,485

(a)	The costs incurred for oil and natural gas producing activities includes the following amounts of asset retirement obligations:

	Years Ended December 31,
(in thousands)	2012	2011	2010

Proved property acquisition costs ...............................................................................................................................................................................................	$29,113	$527	$8,290
Exploration costs...	2,611	2,184	784
Development costs...	15,536	11,824	13,611
Total asset retirement obligations ............................................................................................................................................................................................	$47,260	$14,535	$22,685

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

Reserve Quantity Information

The following information represents estimates of the Company’s proved reserves as of December 31, 2012. The pricing that was used for estimates of the Company’s reserves as of December 31, 2012 was based on SEC pricing of $91.21 per Bbl West Texas Intermediate posted oil price and $2.76 per MMBtu Henry Hub spot natural gas price, see table below.

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

The Company’s proved oil and natural gas reserves are all located in the United States, primarily in the Permian Basin of Southeast New Mexico and West Texas. All of the estimates of the proved reserves at December 31, 2012,  2011 and 2010 are based on reports prepared by Cawley, Gillespie & Associates, Inc. (“Cawley”) and Netherland, Sewell & Associates, Inc. (“NSAI”), independent petroleum engineers. Proved reserves were estimated in accordance with the guidelines established by the SEC and the FASB.

The following table summarizes the prices utilized in the reserve estimates for 2012, 2011 and 2010. Commodity prices utilized for the reserve estimates were adjusted for location, grade and quality are as follows:

	December 31,
	2012	2011	2010

Prices utilized in the reserve estimates before adjustments:
Oil per Bbl ...	$91.21	$92.71	$75.96
Gas per MMBtu ...	$2.76	$4.12	$4.38

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

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

The following table provides a rollforward of the total proved reserves for the years ended December 31, 2012, 2011 and 2010, as well as proved developed and proved undeveloped reserves at the beginning and end of each respective year.  Oil and condensate volumes are expressed in MBbls and natural gas volumes are expressed in MMcf.

	2012			2011			2010
	Oil and Condensate (MBbls)	Natural Gas (MMcf)	Total (Mboe)	Oil and Condensate (MBbls)	Natural Gas (MMcf)	Total (Mboe)	Oil and Condensate (MBbls)	Natural Gas (MMcf)	Total (Mboe)

Total Proved Reserves:
Balance, January 1 ...	238,296	889,349	386,521	211,423	672,174	323,452	142,018	416,911	211,503
Purchases of minerals-in-place ...	30,269	157,264	56,480	6,631	35,691	12,579	43,364	188,422	74,768
Sales of minerals-in-place ...	(21,467)	(82,824)	(35,271)	(6,591)	(10,596)	(8,357)	(2,938)	(18,402)	(6,005)
Extensions and discoveries (a) ...	60,358	189,371	91,920	51,517	209,827	86,488	41,151	110,923	59,638
Revisions of previous estimates ...	(15,945)	(40,490)	(22,694)	(9,992)	35,967	(3,997)	(1,842)	5,725	(888)
Production ...	(18,003)	(70,591)	(29,768)	(14,692)	(53,714)	(23,644)	(10,330)	(31,405)	(15,564)
Balance, December 31 ...	273,508	1,042,079	447,188	238,296	889,349	386,521	211,423	672,174	323,452

Proved Developed Reserves:
January 1 ...	143,912	552,100	235,929	115,439	414,491	184,521	66,578	222,776	103,707
December 31 ...	160,936	665,419	271,839	143,912	552,100	235,929	115,439	414,491	184,521

Proved Undeveloped Reserves:
January 1 ...	94,384	337,249	150,592	95,984	257,683	138,931	75,440	194,135	107,796
December 31 ...	112,572	376,660	175,349	94,384	337,249	150,592	95,984	257,683	138,931

(a) The 2012, 2011 and 2010 extensions and discoveries included 47,506, 55,444, and 24,960 MBoe, respectively, related to additions from the Company's infill drilling activities.

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

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

The following table provides the standardized measure of discounted future net cash flows at December 31, 2012, 2011 and 2010:

	December 31,
(in thousands)	2012	2011	2010

Oil and gas producing activities:
Future cash inflows .................................................................................................................................................................................................	$30,788,562	$28,599,470	$20,915,232
Future production costs ..........................................................................................................................................................................................	(8,918,568)	(7,904,514)	(5,749,840)
Future development and abandonment costs (a) .............................................................................................................................................	(3,212,756)	(2,583,890)	(1,893,323)
Future income tax expense ....................................................................................................................................................................................	(5,688,745)	(5,818,810)	(4,128,038)
	12,968,493	12,292,256	9,144,031
10% annual discount factor ..................................................................................................................................................................................	(7,180,420)	(6,591,116)	(4,967,901)

Standardized measure of discounted future net cash flows ............................................................................................................................	$5,788,073	$5,701,140	$4,176,130

(a)

Includes $154.0 million, $116.3 million and $49.6 million of undiscounted asset retirement cash outflow estimated at December 31, 2012, 2011 and 2010 respectively, using current estimated of future salvage values less future abandonment costs. See note E for corresponding information regarding the Company's discounted asset retirement obligations.

Changes in Standardized Measure of Discounted Future Net Cash Flows

The following table provides a rollforward of the standardized measure of discounted future net cash flows for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
(in thousands)	2012	2011	2010

Oil and natural gas producing activities:
Purchases of minerals-in-place ..........................................................................................................................................................................	$875,992	$240,075	$1,447,792
Sales of minerals-in-place ..................................................................................................................................................................................	(614,183)	(210,413)	(75,699)
Extensions and discoveries ................................................................................................................................................................................	1,881,067	1,788,432	931,591
Net changes in prices and production costs ....................................................................................................................................................	(601,626)	1,441,317	1,408,342
Oil and natural gas sales, net of production costs ..........................................................................................................................................	(1,561,738)	(1,439,838)	(817,397)
Changes in future development costs ..............................................................................................................................................................	100,669	(112,776)	98,538
Revisions of previous quantity estimates ........................................................................................................................................................	(526,092)	(102,699)	(27,622)
Accretion of discount ..........................................................................................................................................................................................	888,804	618,589	312,674
Changes in production rates, timing and other ...............................................................................................................................................	(515,732)	116,113	18,051
Change in present value of future net revenues .............................................................................................................................................	(72,839)	2,338,800	3,296,270
Net change in present value of future income taxes .....................................................................................................................................	159,772	(813,790)	(1,042,169)
	86,933	1,525,010	2,254,101
Balance, beginning of year .................................................................................................................................................................................	5,701,140	4,176,130	1,922,029
Balance, end of year ............................................................................................................................................................................................	$5,788,073	$5,701,140	$4,176,130

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

Selected Quarterly Financial Results

The following table provides selected quarterly financial results for the years ended December 31, 2012 and 2011:

	Quarter
(in thousands, except per share data)	First (a)	Second (a)	Third (a)	Fourth

Year ended December 31, 2012:

Total operating revenues ...	$473,784	$403,161	$465,343	$477,526

Operating costs and expenses (excluding gains (losses) ........................................................................................................................................................................

on derivatives not designated as hedges) ................................................................................................................................................................................................	(243,639)	(263,189)	(279,643)	(310,223)
Gains (losses) on derivatives not designated as hedges ........................................................................................................................................................................	(158,093)	403,050	(135,415)	17,901
Income from operations ...	$72,052	$543,022	$50,285	$185,204

Net income ...	$31,117	$319,297	$5,988	$75,287

Net income per common share - Basic ....................................................................................................................................................................................................	$0.30	$3.10	$0.06	$0.73

Net income per common share - Diluted .................................................................................................................................................................................................	$0.30	$3.07	$0.06	$0.72

Year ended December 31, 2011: (a)

Total operating revenues ...	$334,081	$417,073	$422,275	$444,342

Operating costs and expenses (excluding gains (losses) ........................................................................................................................................................................

on derivatives not designated as hedges) ................................................................................................................................................................................................	(163,326)	(178,981)	(213,287)	(235,159)
Gains (losses) on derivatives not designated as hedges ........................................................................................................................................................................	(233,142)	144,882	385,222	(320,312)
Income (loss) from operations ...	$(62,387)	$382,974	$594,210	$(111,129)

Net income (loss) ...	$42,575	$232,182	$356,205	$(82,825)

Net income (loss) per common share - Basic ..........................................................................................................................................................................................	$0.42	$2.26	$3.47	$(0.81)

Net income (loss) per common share - Diluted .......................................................................................................................................................................................	$0.42	$2.24	$3.44	$(0.81)

...

...

(a) Retrospectively adjusted for presentation of discontinued operations.

Concho Resources Inc.

Unaudited Supplementary Data

December 31, 2012, 2011 and 2010

Exhibit Number		Description

2.1

Purchase Agreement, dated May 11, 2012, by and among COG Operating LLC, as purchaser, and Three Rivers Acquisition LLC and Three Rivers Operating Company LLC, as sellers (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on May 11, 2012, and incorporated herein by reference).

3.1		Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K on August 6, 2007, and incorporated herein by reference).
3.2

Second Amended and Restated Bylaws of Concho Resources Inc., as amended November 7, 2012 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K on November 8, 2012, and incorporated herein by reference).

4.1	(a)	Specimen Common Stock Certificate.
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

4.7

Fifth Supplemental Indenture, dated December 12, 2011, between Concho Resources Inc., the subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K on February 24, 2012, and incorporated herein by reference).

4.8

Sixth Supplemental Indenture, dated March 12, 2012, between Concho Resources Inc., the subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on March 12, 2012, and incorporated herein by reference).

4.9

Seventh Supplemental Indenture, dated August 17, 2012, between Concho Resources Inc., the subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on August 17, 2012, and incorporated herein by reference).

4.10		Form of 8.625% Senior Notes due 2017 (included in Exhibit 4.2 to the Company’s Current Report on Form 8-K on September 22, 2009, and incorporated herein by reference).
4.11		Form of 7.0% Senior Notes due 2021 (included in Exhibit 4.1 to the Company’s Current Report on Form 8-K on December 14, 2010, and incorporated herein by reference).
4.12		Form of 6.5% Senior Notes due 2022 (included in Exhibit 4.1 to the Company’s Current Report on Form 8-K on May 23, 2011, and incorporated herein by reference).
4.13		Form of 5.5% Senior Notes due 2022 (included in Exhibit 4.2 to the Company’s Current Report on Form 8-K on March 12, 2012, and incorporated herein by reference).
4.14		Form of 5.5% Senior Notes due 2023 (included in Exhibit 4.1 to the Company’s Current Report on Form 8-K on August 17, 2012, and incorporated herein by reference).
10.1	(a)**	Form of Restricted Stock Agreement (for officers).
10.2	(a)**	Separation and Release Agreement dated January 2, 2013, between Concho Resources Inc. and Jack F. Harper.
10.3	**	Form of Performance Unit Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 4, 2013, and incorporated herein by reference).
10.4	**	Amended and Restated Concho Resources Inc. 2006 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on August 8, 2012, and incorporated herein by reference).
10.5	**	Form of Nonstatutory Stock Option Agreement (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K on March 28, 2008, and incorporated herein by reference).
10.6	**	Form of Restricted Stock Agreement (for employees) (filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 on April 24, 2007, and incorporated herein by reference).
10.7	**	Form of Restricted Stock Agreement (for non-officer employees) (filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K on February 25, 2011, and incorporated herein by reference).
10.8	**	Form of Restricted Stock Agreement (for non-employee directors) (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K on March 28, 2008, and incorporated herein by reference).
10.9	**

Employment Agreement dated December 19, 2008, between Concho Resources Inc. and Timothy A. Leach (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on December 19, 2008, and incorporated herein by reference).

10.10	**

Employment Agreement dated December 19, 2008, between Concho Resources Inc. and E. Joseph Wright (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K on December 19, 2008, and incorporated herein by reference).

10.11	**

Employment Agreement dated December 19, 2008, between Concho Resources Inc. and Darin G. Holderness (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K on December 19, 2008, and incorporated herein by reference).

10.12	**

Employment Agreement dated December 19, 2008, between Concho Resources Inc. and Matthew G. Hyde (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K on December 19, 2008, and incorporated herein by reference).

10.13	**

Employment Agreement dated December 19, 2008, between Concho Resources Inc. and Jack F. Harper (filed as Exhibit 10.7 to the Company's Current Report on Form 8-K on December 19, 2008, and incorporated herein by reference).

10.14	**

Employment Agreement dated November 5, 2009, between Concho Resources Inc. and C. William Giraud (filed as Exhibit 10.18 to the Company’s Annual Report on From 10-K on February 26, 2010, and incorporated herein by reference).

10.15	**

Form of First Amendment to Employment Agreement between Concho Resources Inc. and each of Messrs. Leach, Giraud, Harper, Holderness, Hyde and Wright (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on May 6, 2011, and incorporated herein by reference).

10.16	**

Form of Indemnification Agreement between Concho Resources Inc. and each of the officers and directors thereof (filed as Exhibit 10.23 to the Company's Registration Statement on Form S-1 on April 24, 2007, and incorporated herein by reference).

10.17	**

Indemnification Agreement, dated February 27, 2008, by and between Concho Resources, Inc. and William H. Easter III (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on March 4, 2008, and incorporated herein by reference).

10.18	**

Indemnification Agreement, dated May 21, 2008, by and between Concho Resources, Inc. and Matthew G. Hyde (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on May 28, 2008, and incorporated herein by reference).

10.19	**

Indemnification Agreement, dated August 25, 2008, by and between Concho Resources, Inc. and Darin G. Holderness (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on August 29, 2008, and incorporated herein by reference).

10.20	**

Indemnification Agreement, dated November 5, 2009, by and between Concho Resources, Inc. and Mark B. Puckett (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on November 12, 2009, and incorporated herein by reference).

10.21	**

Indemnification Agreement, dated November 5, 2009, by and between Concho Resources, Inc. and C. William Giraud (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on November 12, 2009, and incorporated herein by reference).

10.22	**

Indemnification Agreement, dated January 10, 2012, between Concho Resources Inc. and Gary A. Merriman (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 12, 2012, and incorporated herein by reference).

10.23	**

Consulting Agreement dated June 9, 2009, by and between Concho Resources Inc. and Steven L. Beal (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 12, 2009, and incorporated herein by reference).

10.24

Amended and Restated Credit Agreement, dated July 31, 2008, by and among Concho Resources Inc., JP Morgan Chase Bank, N.A., Bank of America, N.A., Calyon New York Branch, ING Capital LLC and BNP Paribas and certain other lenders party thereto (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on August 6, 2008, and incorporated herein by reference).

10.25

First Amendment to Amended and Restated Credit Agreement dated as of April 7, 2009, to the Amended and Restated Credit Agreement, dated July 31, 2008, by and among Concho Resources Inc., JP Morgan Chase Bank, N.A., Bank of America, N.A., Calyon New York Branch, ING Capital LLC and BNP Paribas and certain other lenders party thereto (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K on April 9, 2009, and incorporated herein by reference).

10.26

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

10.26

Second Amendment to Amended and Restated Credit Agreement, dated April 26, 2010, by and among Concho Resources Inc., JP Morgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on April 29, 2010, and incorporated herein by reference).

10.27

Third Amendment to Amended and Restated Credit Agreement and Limited Waiver, dated June 16, 2010, among Concho Resources Inc. and the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 18, 2010, and incorporated herein by reference).

10.28

Fourth Amendment to Amended and Restated Credit Agreement, dated October 7, 2010, among Concho Resources Inc. and the lenders party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on October 13, 2010, and incorporated herein by reference).

10.29

Fifth Amendment to Amended and Restated Credit Agreement and Limited Waiver, dated as of December 7, 2010, among Concho Resources Inc. and the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on December 10, 2010, and incorporated herein by reference).

10.30

Sixth Amendment to Amended and Restated Credit Agreement, dated as of April 25, 2011, among Concho Resources Inc. and the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 27, 2011, and incorporated herein by reference).

10.31

Seventh Amendment to Amended and Restated Credit Agreement, dated as of October 12, 2011, among Concho Resources Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 14, 2011, and incorporated herein by reference).

10.32

Eighth Amendment to Amended and Restated Credit Agreement, dated as of April 12, 2012, among Concho Resources Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 16, 2012, and incorporated herein by reference).

10.33

Ninth Amendment to Amended and Restated Credit Agreement, dated as of May 31, 2012, among Concho Resources Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 5, 2012, and incorporated herein by reference).

10.34

Tenth Amendment to Amended and Restated Credit Agreement, dated as of October 26, 2012, among Concho Resources Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 29, 2012, and incorporated herein by reference).

10.35

Registration Rights Agreement dated February 27, 2006, among Concho Resources Inc. and the other signatories thereto (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 on April 24, 2007, and incorporated herein by reference).

12.1	(a)	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.
21.1	(a)	Subsidiaries of Concho Resources Inc.
23.1	(a)	Consent of Grant Thornton LLP.
23.2	(a)	Consent of Netherland, Sewell & Associates, Inc.
23.3	(a)	Consent of Cawley, Gillespie & Associates, Inc.
31.1	(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	(a)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	(b)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	(a)	Netherland, Sewell & Associates, Inc. Reserve Report.
99.2	(a)	Cawley, Gillespie & Associates, Inc. Reserve Report.
101.INS	(a)	XBRL Instance Document.
101.SCH	(a)	XBRL Schema Document.
101.CAL	(a)	XBRL Calculation Linkbase Document.
101.DEF	(a)	XBRL Definition Linkbase Document.
101.LAB	(a)	XBRL Labels Linkbase Document.
101.PRE	(a)	XBRL Presentation Linkbase Document.
(a) Filed herewith. (b) Furnished herewith.
** Management contract or compensatory plan or arrangement.