Form 10-Q/A
period 2013-07-03
CONCHO RESOURCES INC
filed 2013-07-03
CIK 1358071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

Concho Resources Inc. (the “Company”)  is filing this Amendment No. 1 (the “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the Securities and Exchange Commission on May 2, 2013 (the “Original Form 10-Q”), for the sole purpose of filing the Interactive Data Files, which are marked as exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE and formatted in XBRL (eXtensible Business Reporting Language) (the “XBRL Exhibits”). The XBRL Exhibits were submitted for filing with the Original Form 10-Q but were not accepted by the EDGAR filing system due to transmission issues.

No other changes have been made to the Original Form 10-Q. This Form 10-Q/A speaks only as of May 2, 2013, the filing date of the Original Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Original Form 10-Q.

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

31.1 (a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (a)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (b)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (c)	XBRL Instance Document.

101.SCH (c)	XBRL Schema Document.

101.CAL (c)	XBRL Calculation Linkbase Document.

101.DEF (c)	XBRL Definition Linkbase Document.

101.LAB (c)	XBRL Labels Linkbase Document.

101.PRE (c)	XBRL Presentation Linkbase Document.

(a)  Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

(b)  Previously furnished as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

(c)  Filed herewith.

**  Management contract of compensatory plan or agreement

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCHO RESOURCES INC.

Date:	July 3, 2013	By	/s/ Darin G. Holderness

Darin G. Holderness
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)