Form 10-Q
period 2013-06-30
CONCHO RESOURCES INC
filed 2013-08-08
CIK 1358071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Number of shares of the registrant’s common stock outstanding at August 5, 2013: 104,985,030 shares

i

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

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

iii

Concho Resources Inc.
Consolidated Balance Sheets
Unaudited

	June 30,	December 31,
(in thousands, except share and per share amounts)	2013	2012
Assets
Current assets:
Cash and cash equivalents	$47	$2,880
Accounts receivable, net of allowance for doubtful accounts:
Oil and natural gas	224,228	198,053
Joint operations and other	278,787	202,738
Derivative instruments	17,359	35,942
Prepaid costs and other	19,009	19,269
Total current assets	539,430	458,882
Property and equipment:
Oil and natural gas properties, successful efforts method	10,422,837	9,455,599
Accumulated depletion and depreciation	(1,979,566)	(1,565,316)
Total oil and natural gas properties, net	8,443,271	7,890,283
Other property and equipment, net	105,551	103,141
Total property and equipment, net	8,548,822	7,993,424
Deferred loan costs, net	79,687	77,609
Intangible asset - operating rights, net	29,345	30,076
Inventory	21,178	20,611
Noncurrent derivative instruments	17,955	2,769
Other assets	6,987	6,066
Total assets	$9,243,404	$8,589,437
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable:
Trade	$19,982	$31,144
Related parties	455	185
Bank overdrafts	59,019	24,275
Revenue payable	161,987	162,073
Accrued and prepaid drilling costs	441,904	351,919
Derivative instruments	6,186	1,584
Deferred income taxes	210	8,566
Other current liabilities	153,366	160,340
Total current liabilities	843,109	740,086
Long-term debt	3,457,770	3,101,103
Deferred income taxes	1,248,508	1,186,621
Noncurrent derivative instruments	334	12,049
Asset retirement obligations and other long-term liabilities	94,417	83,382
Commitments and contingencies (Note J)
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 authorized; 105,121,742 and
104,668,427 shares issued at June 30, 2013 and December 31, 2012, respectively	105	105
Additional paid-in capital	2,004,300	1,982,714
Retained earnings	1,605,356	1,490,563
Treasury stock, at cost; 123,350 and 86,861 shares at June 30, 2013 and December 31,
2012, respectively	(10,495)	(7,186)
Total stockholders’ equity	3,599,266	3,466,196
Total liabilities and stockholders’ equity	$9,243,404	$8,589,437

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.
Consolidated Statements of Operations
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2013	2012	2013	2012

Operating revenues:
Oil sales	$466,611	$335,095	$859,819	$719,058
Natural gas sales	96,175	68,066	175,094	157,887
Total operating revenues	562,786	403,161	1,034,913	876,945
Operating costs and expenses:
Oil and natural gas production	107,219	82,100	208,064	163,677
Exploration and abandonments	8,398	14,398	26,805	20,377
Depreciation, depletion and amortization	188,730	133,267	357,150	260,530
Accretion of discount on asset retirement obligations	1,442	901	2,836	1,742
Impairments of long-lived assets	65,375	-	65,375	-
General and administrative (including non-cash stock-based compensation of
$8,588 and $7,347 for the three months ended June 30, 2013 and 2012, respectively, and $15,355 and $13,475 for the six months ended
June 30, 2013 and 2012, respectively)	40,991	32,523	84,284	60,502
Gain on derivatives not designated as hedges	(70,324)	(403,050)	(11,307)	(244,957)
Total operating costs and expenses	341,831	(139,861)	733,207	261,871
Income from operations	220,955	543,022	301,706	615,074
Other income (expense):
Interest expense	(54,079)	(41,899)	(106,185)	(77,736)
Loss on extinguishment of debt	(28,616)	-	(28,616)	-
Other, net	244	(535)	135	(1,803)
Total other expense	(82,451)	(42,434)	(134,666)	(79,539)
Income from continuing operations before income taxes	138,504	500,588	167,040	535,535
Income tax expense	(53,351)	(191,707)	(64,328)	(205,322)
Income from continuing operations	85,153	308,881	102,712	330,213
Income (loss) from discontinued operations, net of tax	(453)	10,416	12,081	20,201
Net income	$84,700	$319,297	$114,793	$350,414
Basic earnings per share:
Income from continuing operations	$0.81	$3.00	$0.98	$3.20
Income (loss) from discontinued operations, net of tax	-	0.10	0.12	0.20
Net income	$0.81	$3.10	$1.10	$3.40
Diluted earnings per share:
Income from continuing operations	$0.81	$2.97	$0.98	$3.18
Income (loss) from discontinued operations, net of tax	-	0.10	0.11	0.20
Net income	$0.81	$3.07	$1.09	$3.38

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.
Consolidated Statement of Stockholders’ Equity
Unaudited

			Additional				Total
	Common Stock		Paid-in	Retained	Treasury Stock		Stockholders’
(in thousands)	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
BALANCE AT DECEMBER 31, 2012	104,668	$105	$1,982,714	$1,490,563	87	$(7,186)	$3,466,196
Net income	-	-	-	114,793	-	-	114,793
Stock options exercised	119	-	2,068	-	-	-	2,068
Grants of restricted stock	411	-	-	-	-	-	-
Cancellation of restricted stock	(76)	-	-	-	-	-	-
Stock-based compensation	-	-	15,355	-	-	-	15,355
Excess tax benefits related to stock-based
compensation	-	-	4,163	-	-	-	4,163
Purchase of treasury stock	-	-	-	-	36	(3,309)	(3,309)
BALANCE AT JUNE 30, 2013	105,122	$105	$2,004,300	$1,605,356	123	$(10,495)	$3,599,266

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.
Consolidated Statements of Cash Flows
Unaudited

	Six Months Ended
	June 30,
(in thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$114,793	$350,414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	357,150	260,530
Accretion of discount on asset retirement obligations	2,836	1,742
Impairments of long-lived assets	65,375	-
Exploration and abandonments, including dry holes	5,412	11,539
Non-cash stock-based compensation expense	15,355	13,475
Deferred income taxes	50,346	201,398
(Gain) loss on sale of assets, net	(132)	68
Gain on derivatives not designated as hedges	(11,307)	(244,957)
Discontinued operations	(12,250)	18,243
Other non-cash items	14,330	5,837
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(55,577)	7,425
Prepaid costs and other	(661)	(3,160)
Inventory	(647)	(6,385)
Accounts payable	(11,972)	6,549
Revenue payable	12,962	(12,253)
Other current liabilities	(58,884)	500
Net cash provided by operating activities	487,129	610,965
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures on oil and natural gas properties	(880,653)	(949,059)
Additions to other property and equipment	(9,900)	(45,701)
Proceeds from the sale of assets	15,434	4,419
Funds held in escrow	-	(32,606)
Settlements received from (paid on) derivatives not designated as hedges	7,591	(23,624)
Net cash used in investing activities	(867,528)	(1,046,571)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	2,548,475	1,776,500
Payments of debt	(2,194,500)	(1,333,500)
Exercise of stock options	2,068	3,110
Excess tax benefit from stock-based compensation	4,163	10,393
Payments for loan costs	(14,075)	(12,250)
Purchase of treasury stock	(3,309)	(2,566)
Bank overdrafts	34,744	(5,713)
Net cash provided by financing activities	377,566	435,974
Net increase (decrease) in cash and cash equivalents	(2,833)	368
Cash and cash equivalents at beginning of period	2,880	342
Cash and cash equivalents at end of period	$47	$710

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2013

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

Interim financial statements. The accompanying consolidated financial statements of the Company have not been audited by the Company’s independent registered public accounting firm, except that the consolidated balance sheet at December 31, 2012 is derived from audited consolidated financial statements.  In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial statements. All such adjustments are of a normal, recurring nature. In preparing the accompanying consolidated financial statements, management has made certain estimates and assumptions that affect reported amounts in the consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results.

Certain disclosures have been condensed in or omitted from these consolidated financial statements. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Earnings per share. The Company grants non-vested restricted stock awards that meet the definition of a participating security. The Company calculates earnings per share (“EPS”) using the two-class method.

Deferred loan costs. Deferred loan costs are stated at cost, net of amortization, which is computed using the effective interest and straight-line methods. The Company had deferred loan costs of $79.7 million and $77.6 million, net of accumulated amortization of $42.1 million and $38.8 million, at June 30, 2013 and December 31, 2012, respectively.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2013

Unaudited

Future amortization expense of deferred loan costs at June 30, 2013 was as follows:

(in thousands)

Remaining 2013	$6,639
2014	13,503
2015	13,820
2016	8,476
2017	5,994
2018	6,376
Thereafter	24,879
Total	$79,687

Intangible assets.  The Company has capitalized certain operating rights acquired in an acquisition. The gross operating rights, which have no residual value, are amortized over the estimated economic life of 25 years. Impairment will be assessed if indicators of potential impairment exist or when there is a material change in the remaining useful economic life. The following table reflects the gross and net intangible assets at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
(in thousands)	2013	2012

Gross intangible - operating rights	$36,557	$36,557
Accumulated amortization	(7,212)	(6,481)
Net intangible - operating rights	$29,345	$30,076

The following table reflects amortization expense from continuing and discontinued operations for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012

Amortization expense	$366	$387	$731	$774

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2013

Unaudited

The following table reflects the estimated aggregate amortization expense for each of the periods presented below at June 30, 2013:

(in thousands)

Remaining 2013	$731
2014	1,461
2015	1,461
2016	1,461
2017	1,461
2018	1,461
Thereafter	21,309
Total	$29,345

Oil and natural gas sales and imbalances. Oil and natural gas revenues are recorded at the time of delivery to pipelines for the account of the purchaser or at the time of physical transfer to the purchaser. The Company follows the sales method of accounting for oil and natural gas sales, recognizing revenues based on the Company’s share of actual proceeds from the oil and natural gas sold to purchasers. Oil and natural gas imbalances are generated on properties for which two or more owners have the right to take production “in-kind” and, in doing so, take more or less than their respective entitled percentage. Imbalances are tracked by well, but the Company does not record any receivable from or payable to the other owners unless the imbalance has reached a level at which it exceeds the remaining reserves in the respective well. If reserves are insufficient to offset the imbalance and the Company is in an overtake position, a liability is recorded for the amount of shortfall in reserves valued at a contract price or the market price in effect at the time the imbalance is generated. If the Company is in an undertake position, a receivable is recorded for an amount that is reasonably expected to be received, not to exceed the current market value of such imbalance. The Company has no material recorded or unrecorded imbalances.

Treasury stock. Treasury stock purchases are recorded at cost.  Upon reissuance, the cost of treasury shares held is reduced by the average purchase price per share of the aggregate treasury shares held.

General and administrative expense.  The Company receives fees for the operation of jointly-owned oil and natural gas properties and records such reimbursements as reductions of general and administrative expense. Such fees from continuing and discontinued operations totaled approximately $5.1 million and $4.2 million for the three months ended June 30, 2013 and 2012, respectively, and $9.3 million and $8.1 million for the six months ended June 30, 2013 and 2012, respectively.

Reclassifications.  Certain prior period amounts have been reclassified to conform to the 2013 presentation. These reclassifications had no impact on net income (loss), total stockholders’ equity or cash flows.

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

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2013

Unaudited

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

Note C. Exploratory well costs

The Company capitalizes exploratory well costs until a determination is made that the well has either found proved reserves or that it is impaired. After an exploratory well has been completed and found oil and natural gas reserves, a determination may be pending as to whether the oil and natural reserves can be classified as proved. In those circumstances, the Company continues to capitalize the well or project costs pending the determination of proved status if (i) the well has found a sufficient quantity of reserves to justify its completion as a producing well and (ii) the Company is making sufficient progress assessing the reserves and the economic and operating viability of the project. The capitalized exploratory well costs are carried in unproved oil and natural gas properties. See Note R for the proved and unproved components of oil and natural gas properties. If the exploratory well is determined to be impaired, the well costs are charged to expense.

The following table reflects the Company’s capitalized exploratory well activity during the three and six months ended June 30, 2013:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2013	June 30, 2013

Beginning capitalized exploratory well costs	$182,984	$118,806
Additions to exploratory well costs pending the determination of proved reserves	271,937	543,584
Reclassifications due to determination of proved reserves	(274,488)	(481,888)
Exploratory well costs charged to expense	-	(69)
Ending capitalized exploratory well costs	$180,433	$180,433

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2013

Unaudited

The following table provides an aging at June 30, 2013 and December 31, 2012 of capitalized exploratory well costs based on the date drilling was completed:

	June 30,	December 31,
(in thousands)	2013	2012

Exploratory wells in progress	$37,545	$22,837
Capitalized exploratory well costs that have been capitalized for a period of one year or less	136,559	95,969
Capitalized exploratory well costs that have been capitalized for a period greater than one year	6,329	-
Total capitalized exploratory well costs	$180,433	$118,806

Northern Midland Basin project. At June 30, 2013, the Company had approximately $6.3 million of suspended well costs greater than one year recorded for the first well in the Company’s Northern Midland Basin project. The Company is currently in the process of drilling a second well to continue to evaluate the viability of this project.

Exploratory well counts. At June 30, 2013, the Company had 82 gross exploratory wells either drilling or waiting on results from completion and testing, of which 29 wells were in the Delaware Basin area, 29 wells were in the Texas Permian area and 24 wells were in the New Mexico Shelf area.

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

June 30, 2013

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

Pro forma data. The following unaudited pro forma combined condensed financial data for the three and six months ended June 30, 2012, were derived from the historical financial statements of the Company giving effect to the Three Rivers Acquisition, as if it had occurred on January 1, 2012. The results of operations since the closing of the Three Rivers Acquisition in July 2012 are included in the Company’s results of operations. The pro forma financial data does not include the results of operations for the PDC Acquisition, as the results of operations were deemed not to be material. The unaudited pro forma combined condensed financial data has been included for comparative purposes only and is not necessarily indicative of the results that might have occurred had the Three Rivers Acquisition taken place as of the date indicated and is not intended to be a projection of future results.

	Three Months Ended	Six Months Ended
(in thousands, except per share amounts)	June 30, 2012	June 30, 2012
	(unaudited)	(unaudited)

Operating revenues	$432,273	$942,952
Net income	$305,132	$324,465
Earnings per common share:
Basic	$2.96	$3.15
Diluted	$2.94	$3.13

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2013

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

The Company’s asset retirement obligation transactions during the three and six months ended June 30, 2013 and 2012 are summarized in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012

Asset retirement obligations, beginning of period	$88,923	$63,455	$86,261	$59,685
Liabilities incurred from new wells	1,657	1,489	3,249	3,266
Liabilities assumed in acquisitions	121	77	282	2,127
Accretion expense for continuing operations	1,442	901	2,836	1,742
Accretion expense for discontinued operations	-	146	-	293
Disposition of wells	-	(66)	(303)	(66)
Liabilities settled upon plugging and abandoning wells	(791)	(132)	(1,645)	(242)
Revision of estimates	4,995	2,219	5,667	1,284
Asset retirement obligations, end of period	$96,347	$68,089	$96,347	$68,089

Note F. Incentive plans

Defined contribution plan. The Company sponsors a 401(k) defined contribution plan for the benefit of substantially all employees. Currently, the Company matches 100 percent of employee contributions, not to exceed 10 percent of the employee’s annual salary. The Company’s contributions to the plans for the three months ended June 30, 2013 and 2012 were approximately $1.2 million and $1.0 million, respectively, and approximately $2.4 million and $1.9 million for the six months ended June 30, 2013 and 2012, respectively.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2013

Unaudited

Stock incentive plan. The Company’s 2006 Stock Incentive Plan, as amended and restated (the “Plan”), provides for granting stock options, restricted stock awards and performance awards to employees and individuals associated with the Company. The following table shows the number of existing awards and awards available under the Plan at June 30, 2013:

Number of
Common Shares

Approved and authorized awards	7,500,000
Restricted stock grants, net of forfeitures	(2,317,008)
Stock option grants, net of forfeitures	(3,463,720)
Performance unit grants (a)	(332,667)
Treasury shares	123,350
Awards available for future grant	1,509,955

(a)

This amount represents the 110,889 performance units granted multiplied by the maximum potential payout of 300 percent.  The actual payout of shares may be between zero percent and 300 percent of the performance units granted depending on the Company's performance at the end of the performance period.

Restricted stock awards.  All restricted shares are treated as issued and outstanding in the accompanying consolidated balance sheets. If an employee terminates employment prior to the restriction lapse date, the awarded shares are forfeited and cancelled and are no longer considered issued and outstanding. A summary of the Company’s restricted stock award activity for the six months ended June 30, 2013 is presented below:

	Number of	Grant Date
	Restricted	Fair Value
	Shares	Per Share
Restricted stock:

Outstanding at December 31, 2012	1,072,527
Shares granted	410,814	$86.44
Shares cancelled / forfeited	(75,968)
Lapse of restrictions	(196,634)
Outstanding at June 30, 2013	1,210,739

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2013

Unaudited

The following table summarizes information about stock-based compensation for the Company’s restricted stock awards activity under the Plan for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012

Grant date fair value for awards during the period: (a)
Employee grants	$23,460	$24,872	$24,053	$26,126
Officer and director grants	1,059	770	12,445	18,231
Total	$24,519	$25,642	$36,498	$44,357

Stock-based compensation expense from restricted stock:
Employee grants	$3,723	$3,021	$7,395	$5,763
Officer and director grants	3,835	4,299	5,923	7,576
Total	$7,558	$7,320	$13,318	$13,339

Income taxes and other information:
Income tax benefit related to restricted stock	$2,890	$2,798	$5,092	$5,099
Deductions in current taxable income related to restricted stock	$3,755	$12,521	$13,545	$21,538

(a)	The six months ended June 30, 2013 includes the effects of $1 million due to modifications of certain stock-based awards.

Stock option awards.  A summary of the Company’s stock option award activity under the Plan for the six months ended June 30, 2013 is presented below:

		Weighted
		Average
	Number of	Exercise
	Options	Price

Stock options:

Outstanding at December 31, 2012	429,879	$20.28
Options exercised	(118,469)	$17.46
Outstanding at June 30, 2013	311,410	$21.35

Exercisable at end of period	310,785	$21.31

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2013

Unaudited

The following table summarizes information about the Company’s exercisable stock options outstanding at June 30, 2013:

		Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise	Number	Contractual	Exercise	Intrinsic
Prices	Vested	Life	Price	Value
				(in thousands)

Vested and exercisable options:
$8.00	11,597	1.12 years	$8.00	$878
$12.00	33,288	2.38 years	$12.00	2,387
12.85	15,000	4.13 years	$12.85	1,063
$20.00 - $23.00	192,895	5.04 years	$21.40	12,022
$28.00 - $37.27	58,005	4.90 years	$31.24	3,044
	310,785	4.54 years	$21.31	$19,394

The following table summarizes information about stock-based compensation for stock options for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012

Stock-based compensation expense from stock options:
Employee grants	$1	$8	$2	$17
Officer and director grants	-	19	13	119
Total	$1	$27	$15	$136

Income taxes and other information:
Income tax benefit related to stock options	$-	$11	$5	$53
Deductions in current taxable income related to stock options exercised	$19	$1,072	$8,520	$16,088

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2013

Unaudited

Performance unit awards. During the six months ended June 30, 2013, the Company awarded performance units to its officers under the Plan. The number of shares of common stock that will ultimately be issued will be determined by a combination of (i) comparing the Company's total shareholder return relative to the total shareholder return of a predetermined group of peer companies at the end of the performance period and (ii) the Company’s absolute total shareholder return at the end of the performance period. The performance period is 36 months. The grant date fair value was determined using the Monte Carlo simulation method and is being expensed ratably over the performance period.

The Company used the following assumptions to estimate the fair value of performance unit awards granted during the six months ended June 30, 2013:

Risk-free interest rate	0.37%
Range of volatilities	31.5% - 45.1%

The following table summarizes the performance unit activity for the six months ended June 30, 2013:

		Number of	Grant Date
		Units (a)	Fair Value

Performance units:
	Outstanding at December 31, 2012	-
	Units granted	110,889	$111.40
	Outstanding at June 30, 2013	110,889

(a)

Reflects the amount of performance units granted. The actual payout of shares will be between zero and 300 percent of the performance units granted depending on the Company's performance at the end of the performance period.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2013

Unaudited

The following table summarizes information about stock-based compensation expense for performance units for the three and six months ended June 30, 2013:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(in thousands)	2013	2013

Grant date fair value for awards during the period:
Officer grants	$-	$12,353

Stock-based compensation expense from performance units:
Officer grants	$1,029	$2,022

Income taxes:
Income tax benefit related to performance units	$393	$773

Future stock-based compensation expense. The following table reflects the future stock-based compensation expense to be recorded for all the stock-based compensation awards that were outstanding at June 30, 2013:

	Restricted	Stock	Performance
(in thousands)	Stock	Options	Units	Total

Remaining 2013	$17,711	$1	$2,059	$19,771
2014	24,797	-	4,118	28,915
2015	12,757	-	4,154	16,911
2016	4,389	-	-	4,389
2017	65	-	-	65
Total	$59,719	$1	$10,331	$70,051

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2013

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

Level 2:      Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that the Company values using observable market data. Substantially all of these inputs are observable in the marketplace throughout the full term of the derivative instrument, can be derived from observable data, or supported by observable levels at which transactions are executed in the marketplace. Level 2 instruments primarily include non-exchange traded derivatives such as over-the-counter commodity price swaps, basis swaps, collars and floors, investments and interest rate swaps. The Company’s valuation models are primarily industry-standard models that consider various inputs including: (i) quoted forward prices for commodities, (ii) time value and (iii) current market and contractual prices for the underlying instruments, as well as other relevant economic measures. The Company utilizes its counterparties’ valuations to assess the reasonableness of its prices and valuation techniques.

Level 3:      Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity). Level 3 instruments primarily include derivative instruments, such as investments. The Company’s valuation models are primarily industry-standard models that consider various inputs including: (i) quoted forward prices for commodities, (ii) time value, (iii) volatility factors and (iv) current market and contractual prices for the underlying instruments, as well as other relevant economic measures.  Although the Company utilizes its counterparties’ valuations to assess the reasonableness of its prices and valuation techniques, the Company does not have sufficient corroborating market evidence to support classifying these assets and liabilities as Level 2.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2013

Unaudited

The fair value input hierarchy level to which an asset or liability measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety. The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2013 for each of the fair value hierarchy levels:

	Fair Value Measurements at Reporting Date Using

		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable	Fair Value at
	Identical Assets	Inputs	Inputs	June 30,
(in thousands)	(Level 1)	(Level 2)	(Level 3)	2013

Assets:
Commodity derivative price swap contracts	$-	$61,191	$-	$61,191
Commodity derivative basis swap contracts	-	392	-	392
Commodity derivative price collar contracts	-	5,817	-	5,817
	-	67,400	-	67,400

Liabilities:
Commodity derivative price swap contracts	-	(31,369)	-	(31,369)
Commodity derivative basis swap contracts	-	(7,237)	-	(7,237)
	-	(38,606)	-	(38,606)
Net derivative instruments	$-	$28,794	$-	$28,794

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2013

Unaudited

Financial Assets and Liabilities Measured at Fair Value

The following table presents the carrying amounts and fair values of the Company’s financial instruments at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value

Assets:
Derivative instruments	$35,314	$35,314	$38,711	$38,711

Liabilities:
Derivative instruments	$6,520	$6,520	$13,633	$13,633
Credit facility	$76,100	$78,249	$304,000	$299,679
8.625% senior notes due 2017	$-	$-	$297,103	$323,471
7.0% senior notes due 2021	$600,000	$645,000	$600,000	$669,000
6.5% senior notes due 2022	$600,000	$634,500	$600,000	$660,000
5.5% senior notes due 2022	$600,000	$594,000	$600,000	$633,000
5.5% senior notes due 2023	$1,581,670	$1,526,750	$700,000	$733,250

Cash and cash equivalents, accounts receivable, other current assets, accounts payable, interest payable and other current liabilities. The carrying amounts approximate fair value due to the short maturity of these instruments.

Credit facility.  The fair value of the Company’s credit facility is estimated by discounting the principal and interest payments at the Company’s credit-adjusted discount rate at the reporting date and is determined utilizing inputs that are Level 2 measurements in the fair value hierarchy.

Senior notes. The fair values of the Company’s senior notes are based on quoted market prices. The debt securities are not actively traded and, therefore, are classified as Level 2 in the fair value hierarchy.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2013

Unaudited

Derivative instruments. The fair value of the Company’s derivative instruments is estimated by management considering various factors, including closing exchange and over-the-counter quotations and the time value of the underlying commitments.  Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table summarizes (i) the valuation of each of the Company’s financial instruments by required fair value hierarchy levels and (ii) the gross fair value by the appropriate balance sheet classification, even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the Company’s consolidated balance sheets at June 30, 2013 and December 31, 2012:

	Fair Value Measurements Using

		Significant		Total
	Quoted Prices in	Other	Significant	Fair Value
	Active Markets for	Observable	Unobservable	at
	Identical Assets	Inputs	Inputs	June 30,
(in thousands)	(Level 1)	(Level 2)	(Level 3)	2013

Assets (a)
Current:(b)
Commodity derivative price swap contracts	$-	$41,941	$-	$41,941
Commodity derivative basis swap contracts	-	392	-	392
Commodity derivative price collar contracts	-	3,478	-	3,478
	-	45,811	-	45,811
Noncurrent:(c)
Commodity derivative price swap contracts	-	19,250	-	19,250
Commodity derivative price collar contracts	-	2,339	-	2,339
	-	21,589	-	21,589

Liabilities (a)
Current:(b)
Commodity derivative price swap contracts	-	(27,401)	-	(27,401)
Commodity derivative basis swap contracts	-	(7,237)	-	(7,237)
	-	(34,638)	-	(34,638)
Noncurrent:(c)
Commodity derivative price swap contracts	-	(3,968)	-	(3,968)
	-	(3,968)	-	(3,968)
Net derivative instruments	$-	$28,794	$-	$28,794

(b) Total current derivative instruments				$11,173
(c) Total noncurrent derivative instruments				17,621
	Net derivative instruments			$28,794

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2013

Unaudited

	Fair Value Measurements Using

		Significant		Total
	Quoted Prices in	Other	Significant	Fair Value
	Active Markets for	Observable	Unobservable	at
	Identical Assets	Inputs	Inputs	December 31,
(in thousands)	(Level 1)	(Level 2)	(Level 3)	2012

Assets (a)
Current:(b)
Commodity derivative price swap contracts	$-	$56,471	$-	$56,471
	-	56,471	-	56,471
Noncurrent:(c)
Commodity derivative price swap contracts	-	12,108	-	12,108
	-	12,108	-	12,108

Liabilities (a)
Current:(b)
Commodity derivative price swap contracts	-	(22,113)	-	(22,113)
	-	(22,113)	-	(22,113)
Noncurrent:(c)
Commodity derivative price swap contracts	-	(21,388)	-	(21,388)
	-	(21,388)	-	(21,388)
Net derivative instruments	$-	$25,078	$-	$25,078

(b) Total current derivative instruments				$34,358
(c) Total noncurrent derivative instruments				(9,280)
	Net derivative instruments			$25,078

(a)

The Company nets the fair value of derivative instruments by counterparty in the Company's consolidated balance sheets where netting arrangements are in place that qualify for net presentation. The following table presents the derivative fair values as reported in the consolidated balance sheets at June 30, 2013 and December 31, 2012:

		June 30,		December 31,
(in thousands)		2013		2012

Consolidated Balance Sheets Classification:

	Current derivative instruments:
	Assets	$17,359		$35,942
	Liabilities	(6,186)		(1,584)
	Net current	$11,173		$34,358

	Noncurrent derivative instruments:
	Assets	$17,955		$2,769
	Liabilities	(334)		(12,049)
	Net noncurrent	$17,621		$(9,280)

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2013

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

The Company periodically reviews its proved oil and natural gas properties for impairment. Impairment expense is caused primarily due to declines in commodity prices and well performance. The Company recognized impairment charges for the three and six months ended June 30, 2013 as follows:

	Carrying	Estimated	Impairment
(in thousands)	Amount	Fair Value	Expense

Three Months Ended June 30, 2013	$84,140	$18,765	$65,375

Six Months Ended June 30, 2013	$84,140	$18,765	$65,375

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

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2013

Unaudited

The following table sets forth the measurement information for liabilities measured at fair value on a nonrecurring basis:

	Fair Value Measurements Using

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)

Three Months Ended June 30, 2013
Impairments of long-lived assets	$-	$-	$18,765
Asset retirement obligations incurred or assumed	-	-	1,778

Three Months Ended June 30, 2012
Asset retirement obligations incurred or assumed	$-	$-	$1,566

Six Months Ended June 30, 2013
Impairments of long-lived assets	$-	$-	$18,765
Asset retirement obligations incurred or assumed	-	-	3,531

Six Months Ended June 30, 2012
Asset retirement obligations incurred or assumed	$-	$-	$5,393

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

Commodity derivative contracts at June 30, 2013. The following table sets forth the Company’s outstanding derivative contracts at June 30, 2013. When aggregating multiple contracts, the weighted average contract price is disclosed.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2013

Unaudited

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Oil Swaps: (a)
2013:
Volume (Bbl)			4,298,000	4,053,000	8,351,000
Price per Bbl			$95.17	$95.02	$95.10
2014:
Volume (Bbl)	3,709,000	3,471,000	3,262,000	3,074,000	13,516,000
Price per Bbl	$92.78	$91.74	$90.13	$90.06	$91.25
2015:
Volume (Bbl)	2,937,000	1,770,000	1,469,000	1,467,000	7,643,000
Price per Bbl	$87.17	$85.47	$85.66	$85.66	$86.19
2016:
Volume (Bbl)	108,000	108,000	108,000	105,000	429,000
Price per Bbl	$88.32	$88.32	$88.32	$88.28	$88.31
2017:
Volume (Bbl)	84,000	84,000	-	-	168,000
Price per Bbl	$87.00	$87.00	$-	$-	$87.00
Oil Basis Swaps: (b)
2013:
Volume (Bbl)			3,680,000	3,404,000	7,084,000
Price per Bbl			$(1.11)	$(1.12)	$(1.12)
2014:
Volume (Bbl)	900,000	910,000	-	-	1,810,000
Price per Bbl	$(0.50)	$(0.50)	$-	$-	$(0.50)
Natural Gas Swaps: (c)
2013:
Volume (MMBtu)			6,992,000	6,992,000	13,984,000
Price per MMBtu			$4.25	$4.25	$4.25
Natural Gas Collars: (d)
2014:
Volume (MMBtu)	5,400,000	5,460,000	5,520,000	5,520,000	21,900,000
Price per MMBtu	$3.85-4.40	$3.85-4.40	$3.85-4.40	$3.85-4.40	$3.85-4.40
Natural Gas Basis Swaps: (e)
2013:
Volume (MMBtu)			6,440,000	6,440,000	12,880,000
Price per MMBtu			$(0.15)	$(0.15)	$(0.15)

(a) The index prices for the oil price swaps are based on the NYMEX – West Texas Intermediate (“WTI”) monthly average futures price.
(b) The basis differential price is between Midland – WTI and Cushing – WTI.
(c) The index prices for the natural gas price swaps are based on the NYMEX – Henry Hub last trading day futures price.
(d) The index prices for the natural gas collars are based on the El Paso Permian delivery point.
(e) The basis differential price is between the El Paso Permian delivery point and NYMEX – Henry Hub delivery point.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2013

Unaudited

The following table summarizes the gains (losses) reported in earnings related to the commodity derivative instruments for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012

Gain on derivatives not designated as hedges:
Cash (payments on) receipts from derivatives not designated as hedges:
Commodity derivatives:
Oil	$1,320	$7,963	$7,336	$(24,233)
Natural gas	255	324	255	609

Mark-to-market gain (loss):
Commodity derivatives:
Oil	54,048	395,128	(10,985)	269,020
Natural gas	14,701	(365)	14,701	(439)
Total gain on derivatives not designated as hedges	$70,324	$403,050	$11,307	$244,957

All of the Company’s derivative contracts at June 30, 2013 are expected to settle by June 30, 2017.

Note I. Debt

The Company’s debt consisted of the following at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
(in thousands)	2013	2012

Credit facility	$76,100	$304,000
8.625% unsecured senior notes due 2017	-	300,000
7.0% unsecured senior notes due 2021	600,000	600,000
6.5% unsecured senior notes due 2022	600,000	600,000
5.5% unsecured senior notes due 2022	600,000	600,000
5.5% unsecured senior notes due 2023	1,550,000	700,000
Unamortized original issue premium (discount), net	31,670	(2,897)
Less: current portion	-	-
Total long-term debt	$3,457,770	$3,101,103

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2013

Unaudited

Credit facility. The Company’s credit facility, as amended (the “Credit Facility”), has a maturity date of April 25, 2016. The Company’s borrowing base is $3.0 billion until the next scheduled borrowing base redetermination in October 2013, and commitments from the Company’s bank group total $2.5 billion. Between scheduled borrowing base redeterminations, the Company and the lenders (requiring a 66 2/3 percent vote) may each request one special redetermination.

Advances on the Credit Facility bear interest, at the Company’s option, based on (i) the prime rate of JPMorgan Chase Bank (“JPM Prime Rate”) (3.25 percent at June 30, 2013) or (ii) a Eurodollar rate (substantially equal to the LIBOR). At June 30, 2013, the interest rates of Eurodollar rate advances and JPM Prime Rate advances varied, with interest margins ranging from 150 to 250 basis points and 50 to 150 basis points per annum, respectively, depending on the debt balance outstanding on the Credit Facility. At June 30, 2013, the Company paid commitment fees on the unused portion of the available commitments ranging from 37.5 to 50 basis points per annum.

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

On June 3, 2013, the Company received tenders and consents from the holders of approximately $225.6 million in aggregate principal amount, or approximately 75.2 percent, of its outstanding 8.625% senior notes due 2017 (the “8.625% Notes”) in connection with a cash tender offer for any and all of the 8.625% Notes at a price of 106.922 percent of the unpaid principal amount.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2013

Unaudited

On June 21, 2013, the Company redeemed the remaining outstanding 8.625% Notes not purchased in the tender offer at a redemption price of 106.516 percent of the unpaid principal amount plus accrued and unpaid interest through June 20, 2013.

The Company recorded a loss on extinguishment of debt related to the tender offer and redemption of its 8.625% Notes of approximately $28.6 million for the three and six months ended June 30, 2013. This amount includes approximately $20.4 million associated with the premium paid for the tender offer and redemption of the notes, approximately $5.5 million of unamortized deferred loan costs and approximately $2.7 million of unamortized discount.

On June 4, 2013, the Company completed the issuance of an additional $850 million in principal amount of its 5.5% senior notes due 2023 (the “Offering”) at 103.75 percent of par (resulting in a 4.884% yield) for net proceeds of approximately $867.8 million. The Company used a portion of the net proceeds from the Offering to fund the tender offer and redemption of the 8.625% Notes and to pay down amounts outstanding on the Credit Facility.

At June 30, 2013, the Company was in compliance with the covenants under its debt instruments.

Future interest from original issue premium at June 30, 2013 was as follows:

(in thousands)

Remaining 2013	$1,249
2014	2,602
2015	2,747
2016	2,900
2017	3,062
2018	3,233
Thereafter	15,877
Total	$31,670

Principal maturities of debt. Principal maturities of long-term debt outstanding at June 30, 2013 were as follows:

(in thousands)

Remaining 2013	$-
2014	-
2015	-
2016	76,100
2017	-
2018	-
Thereafter	3,350,000
Total	$3,426,100

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2013

Unaudited

Interest expense.  The following amounts have been incurred and charged to interest expense for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012

Cash payments for interest	$58,124	$15,881	$102,112	$67,528
Amortization of original issue discount (premium)	(122)	114	1	225
Amortization of deferred loan origination costs	3,279	2,904	6,533	5,610
Net changes in accruals	(7,202)	23,000	(2,461)	4,373
Total interest expense	$54,079	$41,899	$106,185	$77,736

Note J. Commitments and contingencies

Severance agreements.  The Company has entered into severance and change in control agreements with all of its officers.  The current annual salaries for the Company’s officers covered under such agreements total approximately $5.6 million.

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

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2013

Unaudited

Contractual drilling commitments.  The Company periodically enters into contractual arrangements under which the Company is committed to expend funds to drill wells in the future, including agreements to secure drilling rig services, which require the Company to make future minimum payments to the rig operators.  The Company records drilling commitments in the periods in which well capital is incurred or rig services are provided. The following table summarizes the Company’s future drilling commitments at June 30, 2013:

	Payments Due By Period

		Less than	1-3	3-5	More than
(in thousands)	Total	1 year	years	years	5 years

Contractual drilling commitments	$10,977	$10,827	$150	$-	$-

Operating leases. The Company leases vehicles, equipment and office facilities under non-cancellable operating leases. Lease payments associated with these operating leases for the three months ended June 30, 2013 and 2012 were approximately $1.4 million and $1.2 million, respectively, and approximately $2.7 million and $1.7 million for the six months ended June 30, 2013 and 2012, respectively.

Future minimum lease commitments under non-cancellable operating leases at June 30, 2013 were as follows:

(in thousands)

Remaining 2013	$2,831
2014	4,969
2015	3,747
2016	2,598
2017	648
2018	441
Thereafter	1,247
Total	$16,481

Note K. Income taxes

The Company uses an asset and liability approach for financial accounting and reporting for income taxes. The Company’s objectives of accounting for income taxes are to recognize (i) the amount of taxes payable or refundable for the current year and (ii) deferred tax liabilities and assets for the future tax consequences of events that have been recognized in its financial statements or tax returns. The Company and its subsidiaries file a federal income tax return on a consolidated basis.  The tax returns and the amount of taxable income or loss are subject to examination by federal and state taxing authorities. At June 30, 2013, the Company had current income taxes receivable of approximately $0.6 million. The Company had no current income taxes receivable at December 31, 2012. At June 30, 2013 and December 31, 2012, the Company had current income taxes payable of approximately $4.7 million and $2.1 million, respectively.

The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration. Management monitors company-specific, oil and natural gas

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2013

Unaudited

industry and worldwide economic factors and assesses the likelihood that the Company’s net operating loss carryforwards, if any, and other deferred tax attributes in the United States, state, and local tax jurisdictions will be utilized prior to their expiration. At June 30, 2013 and December 31, 2012, the Company had no valuation allowances related to its deferred tax assets.

At June 30, 2013, the Company did not have any significant uncertain tax positions requiring recognition in the financial statements.  The tax years 2009 through 2012 remain subject to examination by the major tax jurisdictions.

Income tax provision.  The Company’s income tax provision and amounts separately allocated were attributable to the following items for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012

Income from continuing operations	$53,351	$191,707	$64,328	$205,322
Income (loss) from discontinued operations	(311)	5,856	7,518	11,358

Changes in stockholders' equity:
Excess tax benefits related to stock-based compensation	(886)	(3,612)	(4,163)	(10,393)
	$52,154	$193,951	$67,683	$206,287

The Company’s income tax provision attributable to income from continuing operations consisted of the following for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012

Current:
U.S. federal	$12,791	$1,336	$12,088	$2,104
U.S. state and local	1,714	980	1,894	1,820
Total current income tax provision	14,505	2,316	13,982	3,924
Deferred:
U.S. federal	33,624	165,449	43,877	176,526
U.S. state and local	5,222	23,942	6,469	24,872
Total deferred income tax provision	38,846	189,391	50,346	201,398
Total income tax provision attributable to income from continuing operations	$53,351	$191,707	$64,328	$205,322

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2013

Unaudited

The reconciliation between the income tax expense computed by multiplying pretax income from continuing operations by the United States federal statutory rate and the reported amounts of income tax expense from continuing operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012

Income at U.S. federal statutory rate	$48,476	$175,206	$58,464	$187,437
State income taxes (net of federal tax effect)	4,507	16,253	5,435	17,404
Statutory depletion	(66)	(100)	(79)	(116)
Nondeductible expense & other	434	348	508	597
Income tax expense	$53,351	$191,707	$64,328	$205,322

Effective tax rate	38.5%	38.3%	38.5%	38.3%

The Company’s income tax provision (benefit) attributable to income (loss) from discontinued operations consisted of the following for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012

Current:
U.S. federal	$(6,335)	$5,228	$144	$10,140
U.S. state and local	(716)	29	25	57
Total current income tax provision (benefit)	(7,051)	5,257	169	10,197
Deferred:
U.S. federal	6,065	(134)	6,397	(259)
U.S. state and local	675	733	952	1,420
Total deferred income tax provision	6,740	599	7,349	1,161
Total income tax provision (benefit) attributable
to income from discontinued operations	$(311)	$5,856	$7,518	$11,358

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2013

Unaudited

Note L. Related party transactions

The following tables summarize charges incurred with and payments made to related parties and reported in the Company’s consolidated statements of operations, as well as outstanding payables included in the consolidated balance sheets for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012

Royalty interests paid to a director and certain officers of the Company (a)	$1,355	$856	$2,705	$1,295

Amounts paid under consulting agreement with Steven L. Beal (b)	$60	$60	$120	$120

	June 30,	December 31,
(in thousands)	2013	2012

Amounts included in accounts payable - related parties:

Royalty interests of a director of the Company (a)	$455	$185

(a)     Royalties are paid (i) on certain properties to a partnership of which a director is the general partner and owns a 3.5 percent partnership interest and (ii) to a director and certain officers who own overriding royalty interests in properties owned by the Company.

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

In June 2013, in connection with the tender offer for the 8.625% Notes, certain directors and officers received an aggregate amount of approximately $1.3 million for the 8.625% Notes they owned.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2013

Unaudited

Note M. Discontinued operations

In December 2012, the Company closed the sale of certain of its non-core assets for cash consideration of approximately $503.1 million, which resulted in a pre-tax gain of approximately $0.9 million. As a result of post-closing adjustments during the six months ended June 30, 2013, the Company made adjustments to its pre-tax gain of approximately $19.6 million. The Company reflected the results of operations of this divestiture as discontinued operations, rather than as a component of continuing operations. The following table represents the components of the Company’s discontinued operations for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012

Operating revenues:
Oil sales	$-	$26,218	$-	$55,902
Natural gas sales	-	3,417	-	7,754
Total operating revenues	-	29,635	-	63,656
Operating costs and expenses:
Oil and natural gas production	-	5,589	-	16,162
Depreciation, depletion and amortization (a)	-	8,183	-	16,789
Accretion of discount on asset retirement obligations (a)	-	146	-	293
General and administrative (b)	-	(555)	-	(1,147)
Total operating costs and expenses	-	13,363	-	32,097
Income from operations	-	16,272	-	31,559
Other income (expense):
Gain (loss) on disposition of assets, net (a)	(764)	-	19,599	-
Income (loss) from discontinued operations before income taxes	(764)	16,272	19,599	31,559
Income tax (expense) benefit:
Current	7,051	(5,257)	(169)	(10,197)
Deferred (a)	(6,740)	(599)	(7,349)	(1,161)
Income (loss) from discontinued operations, net of tax	$(453)	$10,416	$12,081	$20,201

(a)	Represents the significant non-cash components of discontinued operations.
(b)	Represents the fees received from third-parties for operating oil and natural gas properties that were sold. The Company reflects these fees as a reduction of general and administrative expenses.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2013

Unaudited

Note N. Net income per share

The Company uses the two-class method of calculating net income (loss) per share because certain of the Company’s unvested share-based awards qualify as participating securities. Participating securities participate in income proportionate to the weighted average number of outstanding common shares, but are not assumed to participate in the Company’s net losses because they are not contractually obligated to do so. Accordingly, allocations of earnings to participating securities are included in the Company’s calculations of basic and diluted earnings per share from continuing operations, discontinued operations and net income (loss) attributable to common stockholders.

The following tables reconcile the Company’s net income (loss) from continuing operations, income (loss) from discontinued operations and net income (loss) attributable to common stockholders to the basic and diluted earnings used to determine the Company’s net income per share amounts for the three and six months ended June 30, 2013 and June 30, 2012 under the two-class method:

	Three Months Ended			Six Months Ended
	June 30, 2013			June 30, 2013

	Continuing	Discontinued		Continuing	Discontinued
(in thousands, except per share amounts)	Operations	Operations	Total	Operations	Operations	Total

Income (loss) as reported	$85,153	$(453)	$84,700	$102,712	$12,081	$114,793
Participating basic earnings	(841)	4	(837)	(1,041)	(122)	(1,163)
Basic net income (loss) attributable
to common stockholders	84,312	(449)	83,863	101,671	11,959	113,630
Reallocation of participating earnings	2	-	2	2	-	2
Diluted net income (loss) attributable
to common stockholders	$84,314	$(449)	$83,865	$101,673	$11,959	$113,632

Net income (loss) per common share:
Basic	$0.81	$-	$0.81	$0.98	$0.12	$1.10
Diluted	$0.81	$-	$0.81	$0.98	$0.11	$1.09

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2013

Unaudited

	Three Months Ended			Six Months Ended
	June 30, 2012			June 30, 2012

	Continuing	Discontinued		Continuing	Discontinued
(in thousands, except per share amounts)	Operations	Operations	Total	Operations	Operations	Total

Income as reported	$308,881	$10,416	$319,297	$330,213	$20,201	$350,414
Participating basic earnings	-	-	-	-	-	-
Basic net income attributable to
common stockholders	308,881	10,416	319,297	330,213	20,201	350,414
Reallocation of participating earnings	-	-	-	-	-	-
Diluted net income attributable to
common stockholders	$308,881	$10,416	$319,297	$330,213	$20,201	$350,414

Net income per common share:
Basic	$3.00	$0.10	$3.10	$3.20	$0.20	$3.40
Diluted	$2.97	$0.10	$3.07	$3.18	$0.20	$3.38

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2013

Unaudited

The following table is a reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012

Weighted average common shares outstanding:
Basic	103,734	103,114	103,662	102,984
Dilutive common stock options	158	392	181	437
Dilutive restricted stock	-	374	-	404
Dilutive performance units	-	-	-	-
Diluted	103,892	103,880	103,843	103,825

The following table is a summary of the common stock options, restricted stock and performance units which were not included in the computation of diluted net income per share, as inclusion would be antidilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012

Number of antidilutive common shares:
Antidilutive common stock options	-	-	-	-
Antidilutive restricted stock	6	196	10	173
Antidilutive performance units	111	-	111	-

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2013

Unaudited

Note O. Other current liabilities

The following table provides the components of the Company’s other current liabilities at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
(in thousands)	2013	2012

Other current liabilities:
Accrued production costs	$52,664	$52,825
Payroll related matters	15,078	16,365
Accrued interest	70,023	64,304
Acquisition and divestiture settlements	750	18,100
Income taxes payable	4,720	2,141
Asset retirement obligations	2,002	3,308
Other	8,129	3,297
Other current liabilities	$153,366	$160,340

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2013

Unaudited

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

The following condensed consolidating balance sheets at June 30, 2013 and December 31, 2012, condensed consolidating statements of operations for the three and six months ended June 30, 2013 and 2012 and condensed consolidating statements of cash flows for the six months ended June 30, 2013 and 2012, present financial information for Concho Resources Inc. as the Parent on a stand-alone basis (carrying any investments in subsidiaries under the equity method), financial information for the subsidiary guarantors on a stand-alone basis and the consolidation and elimination entries necessary to arrive at the information for the Company on a consolidated basis. All current and deferred income taxes are recorded on Concho Resources Inc., as the subsidiaries are flow-through entities for income tax purposes. The subsidiary guarantors are not restricted from making distributions to the Company.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2013

Unaudited

Condensed Consolidating Balance Sheet
June 30, 2013

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

ASSETS
Accounts receivable - related parties	$6,089,516	$1,271,564	$(7,361,080)	$-
Other current assets	16,299	523,131	-	539,430
Oil and natural gas properties, net	-	8,443,271	-	8,443,271
Property and equipment, net	-	105,551	-	105,551
Investment in subsidiaries	3,457,438	-	(3,457,438)	-
Other long-term assets	97,644	57,508	-	155,152
Total assets	$9,660,897	$10,401,025	$(10,818,518)	$9,243,404

LIABILITIES AND EQUITY
Accounts payable - related parties	$1,271,564	$6,089,971	$(7,361,080)	$455
Other current liabilities	83,455	759,199	-	842,654
Other long-term liabilities	1,248,842	94,417	-	1,343,259
Long-term debt	3,457,770	-	-	3,457,770
Equity	3,599,266	3,457,438	(3,457,438)	3,599,266
Total liabilities and equity	$9,660,897	$10,401,025	$(10,818,518)	$9,243,404

Condensed Consolidating Balance Sheet
December 31, 2012

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

ASSETS
Accounts receivable - related parties	$5,839,995	$2,416,697	$(8,256,692)	$-
Other current assets	46,737	412,145	-	458,882
Oil and natural gas properties, net	-	7,890,283	-	7,890,283
Property and equipment, net	-	103,141	-	103,141
Investment in subsidiaries	3,146,918	-	(3,146,918)	-
Other long-term assets	80,378	56,753	-	137,131
Total assets	$9,114,028	$10,879,019	$(11,403,610)	$8,589,437

LIABILITIES AND EQUITY
Accounts payable - related parties	$1,271,563	$6,985,314	$(8,256,692)	$185
Other current liabilities	76,496	663,405	-	739,901
Other long-term liabilities	1,198,670	83,382	-	1,282,052
Long-term debt	3,101,103	-	-	3,101,103
Equity	3,466,196	3,146,918	(3,146,918)	3,466,196
Total liabilities and equity	$9,114,028	$10,879,019	$(11,403,610)	$8,589,437

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2013

Unaudited

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2013

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Total operating revenues	$-	$562,786	$-	$562,786
Total operating costs and expenses	70,114	(411,945)	-	(341,831)
Income from continuing operations	70,114	150,841	-	220,955
Interest expense	(54,079)	-	-	(54,079)
Loss on extinguishment of debt	(28,616)	-	-	(28,616)
Other, net	150,321	242	(150,319)	244
Income from continuing operations before income taxes	137,740	151,083	(150,319)	138,504
Income tax expense	(53,351)	-	-	(53,351)
Income from continuing operations	84,389	151,083	(150,319)	85,153
Income (loss) from discontinued operations, net of tax	311	(764)	-	(453)
Net income	$84,700	$150,319	$(150,319)	$84,700

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2012

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Total operating revenues	$-	$403,161	$-	$403,161
Total operating costs and expenses	402,751	(262,890)	-	139,861
Income from continuing operations	402,751	140,271	-	543,022
Interest expense	(41,899)	-	-	(41,899)
Other, net	156,008	(518)	(156,025)	(535)
Income from continuing operations before income taxes	516,860	139,753	(156,025)	500,588
Income tax expense	(191,707)	-	-	(191,707)
Income from continuing operations	325,153	139,753	(156,025)	308,881
Income (loss) from discontinued operations, net of tax	(5,856)	16,272	-	10,416
Net income	$319,297	$156,025	$(156,025)	$319,297

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2013

Unaudited

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2013

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Total operating revenues	$-	$1,034,913	$-	$1,034,913
Total operating costs and expenses	10,918	(744,125)	-	(733,207)
Income from continuing operations	10,918	290,788	-	301,706
Interest expense	(106,185)	-	-	(106,185)
Loss on extinguishment of debt	(28,616)	-	-	(28,616)
Other, net	310,522	133	(310,520)	135
Income from continuing operations before income taxes	186,639	290,921	(310,520)	167,040
Income tax expense	(64,328)	-	-	(64,328)
Income from continuing operations	122,311	290,921	(310,520)	102,712
Income (loss) from discontinued operations, net of tax	(7,518)	19,599	-	12,081
Net income	$114,793	$310,520	$(310,520)	$114,793

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2012

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Total operating revenues	$-	$876,945	$-	$876,945
Total operating costs and expenses	244,413	(506,284)	-	(261,871)
Income from continuing operations	244,413	370,661	-	615,074
Interest expense	(77,736)	-	-	(77,736)
Other, net	400,417	(1,787)	(400,433)	(1,803)
Income from continuing operations before income taxes	567,094	368,874	(400,433)	535,535
Income tax expense	(205,322)	-	-	(205,322)
Income from continuing operations	361,772	368,874	(400,433)	330,213
Income (loss) from discontinued operations, net of tax	(11,358)	31,559	-	20,201
Net income	$350,414	$400,433	$(400,433)	$350,414

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2013

Unaudited

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2013

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Net cash flows provided by (used in) operating activities	$(350,413)	$837,542	$-	$487,129
Net cash flows provided by (used in) investing activities	7,591	(875,119)	-	(867,528)
Net cash flows provided by financing activities	342,822	34,744	-	377,566
Net decrease in cash and cash equivalents	-	(2,833)	-	(2,833)
Cash and cash equivalents at beginning of period	-	2,880	-	2,880
Cash and cash equivalents at end of period	$-	$47	$-	$47

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2012

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Net cash flows provided by (used in) operating activities	$(418,065)	$1,029,030	$-	$610,965
Net cash flows used in investing activities	(23,624)	(1,022,947)	-	(1,046,571)
Net cash flows provided by (used in) financing activities	441,689	(5,715)	-	435,974
Net increase in cash and cash equivalents	-	368	-	368
Cash and cash equivalents at beginning of period	-	342	-	342
Cash and cash equivalents at end of period	$-	$710	$-	$710

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2013

Unaudited

Note Q.  Subsequent events

New commodity derivative contracts. After June 30, 2013, the Company entered into the following oil price swaps and oil basis swaps to hedge additional amounts of its estimated future production:

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter	Total

Oil Swaps: (a)
	2013:
	Volume (Bbl)			239,000	161,000	400,000
	Price per Bbl			$101.70	$101.70	$101.70

	2014:
	Volume (Bbl)	87,000	-	-	-	87,000
	Price per Bbl	$98.39	$-	$-	$-	$98.39

	2015:
	Volume (Bbl)	-	1,016,000	1,199,000	1,090,000	3,305,000
	Price per Bbl	$-	$87.57	$87.64	$87.60	$87.61

Oil Basis Swaps: (b)
	2014:
	Volume (Bbl)	450,000	455,000	460,000	460,000	1,825,000
	Price per Bbl	$(0.59)	$(0.59)	$(0.59)	$(0.59)	$(0.59)

(a)	The index prices for the oil price swaps are based on the NYMEX – West Texas Intermediate (“WTI”) monthly average futures price.

(b)	The basis differential price is between Midland – WTI and Cushing – WTI.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2013

Unaudited

Note R.  Supplementary information

Capitalized costs

	June 30,	December 31,
(in thousands)	2013	2012

Oil and natural gas properties:
Proved	$9,290,663	$8,402,154
Unproved	1,132,174	1,053,445
Less: accumulated depletion	(1,979,566)	(1,565,316)
Net capitalized costs for oil and natural gas properties	$8,443,271	$7,890,283

Costs incurred for oil and natural gas producing activities  (a)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012

Property acquisition costs:
Proved	$652	$5,568	$2,537	$165,615
Unproved	16,945	21,851	44,841	61,207
Exploration	283,254	159,013	549,944	343,496
Development	220,588	192,051	395,310	386,782
Total costs incurred for oil and natural gas properties	$521,439	$378,483	$992,632	$957,100

(a)	The costs incurred for oil and natural gas producing activities includes the following amounts of asset retirement obligations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012

Exploration costs	$820	$469	$1,554	$1,267
Development costs	5,832	3,239	7,362	3,283
Total asset retirement obligations	$6,652	$3,708	$8,916	$4,550

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

In December 2012, we closed the sale of certain of our non-core assets, a portion of which were acquired in the Three Rivers Acquisition (defined below), for cash consideration of approximately $503.1 million, which resulted in a pre-tax gain of approximately $0.9 million (included in discontinued operations).  For the six months ended June 30, 2012, these assets produced an average of 9,280 Boe per day, on a pro forma basis for the Three Rivers Acquisition.

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

Overview

We are an independent oil and natural gas company engaged in the acquisition, development and exploration of producing oil and natural gas properties. Our core operations are primarily focused in the Permian Basin of Southeast New Mexico and West Texas. We refer to our three core operating areas as the (i) New Mexico Shelf, where we primarily target the Yeso formation, (ii) Delaware Basin, where we primarily target the Bone Spring formation (which includes the Avalon Shale and the Bone Spring sands) and the Wolfcamp shale, and (iii) Texas Permian, where we primarily target the Wolfberry, a term applied to the combined Wolfcamp and Spraberry horizons. Oil comprised 61.2 percent of our 447.2 MMBoe of estimated proved reserves at December 31, 2012 and 62.1 percent of our 16.0 MMBoe of production for the six months ended June 30, 2013. We seek to operate the wells in which we own an interest, and we operated wells that accounted for 91.3 percent of our proved developed producing PV-10 and 81.6 percent of our approximately 5,800 gross wells at December 31, 2012. By controlling operations, we are able to more effectively manage the cost and timing of exploration and development of our properties, including the drilling and stimulation methods used.

Financial and Operating Performance

Our financial and operating performance for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, included the following highlights:

•         Net income was $114.8 million ($1.09 per diluted share) for the first six months of 2013, as compared to net income of $350.4 million ($3.38  per diluted share) during the six months ended June 30, 2012. The decrease in net income was primarily due to:

▪  $44.4 million increase in oil and natural gas production costs from continuing operations due in part to increased continuing operations production related to our wells successfully drilled and completed in 2012 and 2013 and our acquisitions in 2012;

▪  $96.6 million increase in depreciation, depletion and amortization (“DD&A”) expense from continuing operations, primarily due to increased continuing operations production from (i) costs incurred associated with new wells that were successfully drilled and completed in the second half of 2012 and the first half of 2013 and (ii) our acquisitions in 2012;

▪  $65.4 million non-cash impairment charge due primarily to downward adjustments to our economically recoverable proved reserves due to (i) reduced well performance and (ii) decreases in estimated realized natural gas prices, primarily on non-core natural gas properties in our New Mexico Shelf area;

▪  $23.8 million increase in general and administrative expense due to (a) including an adjustment to our bonus accrual for services related to 2012 of approximately $5.9 million ($0.37 per Boe) recorded in 2013 and (b) an increase in the number of employees and related personnel expenses to handle our increased activities, both from (i) increased drilling and exploration activities and (ii) our acquisitions in 2012;

▪  $11.3 million gain on derivatives not designated as hedges for the six months ended June 30, 2013, as compared to a $245.0 million gain on derivatives not designated as hedges during the six months ended June 30, 2012, primarily related to commodity price outlooks at the respective measurement periods;

▪  $28.4 million increase in interest expense due to a 43% percent increase in the weighted average debt balance outstanding between the periods, primarily related to our acquisitions in 2012 and the timing of our capital expenditures, offset in part by a lower weighted average interest rate due to (i) the weighted average debt balance of credit facility borrowings bearing a lower interest rate than our senior notes and (ii) our recent senior note issuances having lower interest rates than earlier issuances;

▪  $28.6 million loss on extinguishment of debt related to the tender offer and redemption of our 8.625% senior notes, which includes approximately $20.4 million associated with the premium paid for the tender and redemption, approximately $5.5 million of unamortized deferred loan costs and approximately $2.7 million of unamortized discount on the notes; and

▪  $19.6 million pre-tax gain from discontinued operations in 2013 related to the post-closing adjustments to the divestiture of certain non-core assets in the fourth quarter of 2012 compared to $31.6 million of income from operations before income taxes related to the same assets in 2012;

partially offset by:

▪  $158.0 million increase in oil and natural gas revenues from continuing operations as a result of a 24 percent increase in production, offset in part by a 5 percent decrease in commodity price realizations per Boe (excluding the effects of derivative activities).

•         Average daily sales volumes from continuing operations increased by 25 percent from 70,865 Boe per day during the first six months of 2012 to 88,552 Boe per day during the first six months of 2013. The increase was primarily comprised of approximately 7,200 Boe per day attributable to our acquisitions in 2012, with the remaining increase primarily due to our successful drilling efforts during 2012 and 2013, offset by normal production declines and curtailed production in our New Mexico Shelf area, discussed later.

•         Net cash provided by operating activities decreased by approximately $123.9 million to $487.1 million for the first six months of 2013, as compared to $611.0 million in the first six months of 2012, primarily due to (i) increases in oil and natural gas production costs, general and administrative expense and interest expense and (ii) a larger negative variances in working capital changes, which adjust for the timing of receipts and payments of actual cash; partially offset by increased oil and natural gas revenues.

•         Long-term debt increased by approximately $356.7 million during the first six months of 2013, primarily as a result of the spending on drilling in excess of our cash flow.

•         At June 30, 2013, availability under our credit facility was approximately $2.4 billion.

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

•         the quality of the oil we produce;

•         the overall global demand for oil;  and

•         overall North American natural gas supply and demand fundamentals, including:

▪  the United States economy impact,

▪  weather conditions, and

▪  liquefied natural gas deliveries to the United States.

Although we cannot predict the occurrence of events that may affect future commodity prices or the degree to which these prices will be affected, the prices for any commodity that we produce will generally approximate current market prices in the geographic region of the production. From time to time, we expect that we may economically hedge a portion of our commodity price risk to mitigate the impact of price volatility on our business. See Note H of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding our commodity derivative positions at June 30, 2013.

Oil and natural gas prices have been subject to significant fluctuations during the past several years. In general, oil prices were relatively consistent during the comparable periods of 2013 measured against 2012, while natural gas prices were significantly higher. The following table sets forth the average New York Mercantile Exchange (“NYMEX”) oil and natural gas prices for the three and six months ended June 30, 2013 and 2012, as well as the high and low NYMEX prices for the same periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Average NYMEX prices:
Oil (Bbl)	$94.14	$93.49	$94.28	$98.19
Natural gas (MMBtu)	$4.02	$2.35	$3.75	$2.44

High and Low NYMEX prices:
Oil (Bbl):
High	$98.44	$106.16	$98.44	$109.77
Low	$86.68	$77.69	$86.68	$77.69
Natural gas (MMBtu):
High	$4.41	$2.82	$4.41	$3.10
Low	$3.57	$1.91	$3.11	$1.91

Further, the NYMEX oil price and NYMEX natural gas price reached highs and lows of $108.05 and $97.99 per Bbl and $3.81 and $3.32 per MMBtu, respectively, during the period from June 30, 2013 to August 5, 2013. At August 5, 2013, the NYMEX oil price and NYMEX natural gas price were $106.56 per Bbl and $3.32 per MMBtu, respectively.

Recent Events

Tender offer and redemption of senior notes and senior notes issuance.  On June 3, 2013, we received tenders and consents from the holders of approximately $225.6 million in aggregate principal amount, or approximately 75.2 percent, of our outstanding 8.625% senior notes due 2017 (the “8.625% Notes”) in connection with a cash tender offer for any and all of the 8.625% Notes at a price of 106.922 percent of the unpaid principal amount.

On June 21, 2013, we redeemed the remaining outstanding 8.625% Notes not purchased in the tender offer at a redemption price of 106.516 percent of the unpaid principal amount plus accrued and unpaid interest through June 20, 2013.

We recorded a loss on extinguishment of debt related to the redemption of the 8.625% Notes of approximately $28.6 million for the three and six months ended June 30, 2013. This amount includes approximately $20.4 million associated with the premium paid for the tender and redemption of the notes, approximately $5.5 million of unamortized deferred loan costs and approximately $2.7 million of unamortized discount.

On June 4, 2013, we completed the issuance of an additional $850 million in principal amount of our 5.5% senior notes due 2023 (the “Offering”) at 103.75 percent of par (resulting in a 4.884% yield) for net proceeds of approximately $867.8 million. We used a portion of the net proceeds from the Offering to fund the tender offer and redemption of the 8.625% Notes and to pay down amounts outstanding on the credit facility. See Note I of the Condensed Notes to Consolidated Financial Statements included in “Item 1.  Consolidated Financial Statements (Unaudited)” for additional information regarding our debt balance at June 30, 2013.

2013 capital budget.  In November 2012, we announced our 2013 capital budget of approximately $1.6 billion. Based on current commodity prices and capital costs, we believe our 2013 planned capital expenditures, excluding the effects of acquisitions, will exceed our 2013 cash flow, and we expect to fund any such shortfall with borrowings under our credit facility. We take a longer-term view on spending within our cash flow, and our spending during any specific period may exceed our cash flow for that period. However, our capital budget is largely discretionary, and if we experience sustained oil and natural gas prices significantly below the current levels or substantial increases in our costs, we may reduce our capital spending program to be substantially within our cash flow.

Divestiture. In December 2012, we closed the sale of certain of our non-core assets, a portion of which were acquired in the Three Rivers Acquisition, for cash consideration of approximately $503.1 million, which resulted in a pre-tax gain of approximately $0.9 million. We used the net proceeds from this divestiture to repay a portion of the borrowings under our credit facility. For the six months ended June 30, 2012, these assets produced an average of 9,280 Boe per day, on a pro forma basis for the Three Rivers Acquisition. We estimate that the proved reserves of these assets at closing were approximately 35.3 MMBoe.

Derivative Financial Instruments

Derivative financial instrument exposure.  At June 30, 2013, the fair value of our financial derivatives was a net asset of $28.8 million. All of our counterparties to these financial derivatives are parties or affiliates of parties to our credit facility and have their outstanding debt commitments and derivative exposures collateralized pursuant to our credit facility. Under the terms of our financial derivative instruments and their collateralization under our credit facility, we do not have exposure to potential “margin calls” on our financial derivative instruments. We currently have no reason to believe that our counterparties to these commodity derivative contracts are not financially viable. Our credit facility does not allow us to offset amounts we may owe a lender against amounts we may be owed related to our financial instruments with such party or its affiliates.

After June 30, 2013, we entered into the following additional oil price swaps and oil basis swaps to hedge additional amounts of our estimated future production:

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter	Total

Oil Swaps: (a)
	2013:
	Volume (Bbl)			239,000	161,000	400,000
	Price per Bbl			$101.70	$101.70	$101.70

	2014:
	Volume (Bbl)	87,000	-	-	-	87,000
	Price per Bbl	$98.39	$-	$-	$-	$98.39

	2015:
	Volume (Bbl)	-	1,016,000	1,199,000	1,090,000	3,305,000
	Price per Bbl	$-	$87.57	$87.64	$87.60	$87.61

Oil Basis Swaps: (b)
	2014:
	Volume (Bbl)	450,000	455,000	460,000	460,000	1,825,000
	Price per Bbl	$(0.59)	$(0.59)	$(0.59)	$(0.59)	$(0.59)

(a)	The index prices for the oil price swaps are based on the NYMEX – West Texas Intermediate (“WTI”) monthly average futures price.

(b)	The basis differential price is between Midland – WTI and Cushing – WTI.

Results of Operations

The following table sets forth summary information concerning our production and operating data from continuing operations for the three and six months ended June 30, 2013 and 2012. The table below excludes production and operating data that we have classified as discontinued operations, which is more fully described in Note M of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited).” The actual historical data in this table excludes results from (i) the Three Rivers Acquisition for periods prior to July 2012 and (ii) the PDC Acquisition for periods prior to March 2012. Because of normal production declines, increased or decreased drilling activities and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as being indicative of future results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Production and operating data from continuing operations:
Net production volumes:
Oil (MBbl)	5,192	3,915	9,959	7,829
Natural gas (MMcf)	18,615	14,872	36,413	30,411
Total (MBoe)	8,295	6,394	16,028	12,898

Average daily production volumes:
Oil (Bbl)	57,055	43,022	55,022	43,016
Natural gas (Mcf)	204,560	163,429	201,177	167,093
Total (Boe)	91,148	70,260	88,552	70,865

Average prices:
Oil, without derivatives (Bbl)	$89.87	$85.59	$86.34	$91.85
Oil, with derivatives (Bbl) (a)	$90.13	$87.63	$87.07	$88.75
Natural gas, without derivatives (Mcf)	$5.17	$4.58	$4.81	$5.19
Natural gas, with derivatives (Mcf) (a)	$5.18	$4.60	$4.82	$5.21
Total, without derivatives (Boe)	$67.85	$63.05	$64.57	$67.99
Total, with derivatives (Boe) (a)	$68.04	$64.35	$65.04	$66.16

Operating costs and expenses per Boe:
Lease operating expenses and workover costs	$7.25	$7.57	$7.48	$7.07
Oil and natural gas taxes	$5.68	$5.27	$5.50	$5.62
Depreciation, depletion and amortization	$22.75	$20.85	$22.29	$20.20
General and administrative	$4.94	$5.09	$5.26	$4.68

(a)

Includes the effect of cash settlements received from (paid on) commodity derivatives not designated as hedges and reported in operating costs and expenses. The following table reflects the amounts of cash settlements received from (paid on) commodity derivatives not designated as hedges that were included in computing average prices with derivatives and reconciles to the amount in gain on derivatives not designated as hedges as reported in the statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Gain on derivatives not designated as hedges:
Cash receipts from (payments on) oil derivatives	$1,320	$7,963	$7,336	$(24,233)
Cash receipts from natural gas derivatives	255	324	255	609
Unrealized mark-to-market gain on commodity
derivatives	68,749	394,763	3,716	268,581
Gain on derivatives not designated as hedges	$70,324	$403,050	$11,307	$244,957

The presentation of average prices with derivatives is a non-GAAP measure as a result of including the cash receipts from (payments on) commodity derivatives that are presented in gain on derivatives not designated as hedges in the statements of operations. This presentation of average prices with derivatives is a means by which to reflect the actual cash performance of our commodity derivatives for the respective periods and presents oil and natural gas prices with derivatives in a manner consistent with the presentation generally used by the investment community.

The following table sets forth summary information from our discontinued operations concerning our production and operating data for the three and six months ended June 30, 2012. The discontinued operations presentation is the result of reclassifying the results of operations from our December 2012 non-core assets divestiture, which is more fully described in Note M of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited).”

		Three Months Ended	Six Months Ended
		June 30, 2012	June 30, 2012

Production and operating data from discontinued operations:
	Net production volumes:
	Oil (MBbl)	305	605
	Natural gas (MMcf)	747	1,437
	Total (MBoe)	429	844

	Average daily production volumes:
	Oil (MBbl)	3,352	3,324
	Natural gas (MMcf)	8,209	7,896
	Total (MBoe)	4,720	4,640

	Average prices:
	Oil, without derivatives (Bbl)	$85.96	$92.40
	Oil, with derivatives (Bbl)	$85.96	$92.40
	Natural gas, without derivatives (Mcf)	$4.57	$5.40
	Natural gas, with derivatives (Mcf)	$4.57	$5.40
	Total, without derivatives (Boe)	$68.92	$75.33
	Total, with derivatives (Boe)	$68.92	$75.33

	Operating costs and expenses per Boe:
	Lease operating expenses and workover costs	$6.79	$12.43
	Oil and natural gas taxes	$6.21	$6.70
	Depreciation, depletion and amortization	$19.03	$19.87
	General and administrative (a)	$(1.29)	$(1.36)

(a)	Represents the fees received from third-parties for operating oil and natural gas properties that were sold. We reflect these fees as a reduction of general and administrative expense.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Oil and natural gas revenues.  Revenue from oil and natural gas operations was $562.8 million for the three months ended June 30, 2013, an increase of $159.6 million (40 percent) from $403.2 million for the three months ended June 30, 2012. This increase was primarily due to an increase in realized oil and natural gas prices and increased production due to (i) successful drilling efforts during 2012 and 2013 and (ii) production from the Three Rivers Acquisition (from the assets we did not sell in December 2012), which closed in July 2012, partially offset by curtailments related to infrastructure issues in the New Mexico Shelf area. Specific factors affecting oil and natural gas revenues include the following:

•         total oil production was 5,192 MBbl  for the three months ended June 30, 2013, an increase  of 1,277 MBbl  (33 percent) from 3,915 MBbl  for the three months ended June 30, 2012. Approximately 400 MBbl of the increase was attributable to our acquisitions in 2012;

•         average realized oil price (excluding the effects of derivative activities) was $89.87 per Bbl during the three months ended June 30, 2013, an increase of 5 percent  from $85.59  per Bbl during the three months ended June 30, 2012. For the three months ended June 30, 2013 and 2012, we realized approximately 95.5 percent and 91.5 percent, respectively, of the average NYMEX oil prices for the respective periods. The basis differential between the location of Midland, Texas and Cushing, Oklahoma (NYMEX pricing location) for our oil has a direct effect on our realized oil price. For the three months ended June 30, 2013 and 2012, the basis differential between WTI-Midland and WTI-Cushing was a price reduction of $0.15 per barrel and $4.90 per barrel, respectively, which is the primary reason for the lower realized oil price as compared as a percentage to the NYMEX price in 2012. The current outlook for the basis differential between WTI-Midland and WTI-Cushing for the remainder of 2013 is less than $1.00 per barrel;

•         total natural gas production was 18,615 MMcf  for the three months ended June 30, 2013, an increase  of 3,743 MMcf  (25 percent) from 14,872 MMcf  for the three months ended June 30, 2012. Approximately 1,600 MMcf of the increase was attributable to our acquisitions in 2012; and

•         average realized natural gas price (excluding the effects of derivative activities) was $5.17 per Mcf during the three months ended June 30, 2013, an increase of 13 percent  from $4.58 per Mcf during the three months ended June 30, 2012. For the three months ended June 30, 2013 and 2012, we realized approximately 128.6 percent and 194.9 percent, respectively, of the average NYMEX natural gas prices for the respective periods. Historically, approximately 65 to 80 percent of our total natural gas revenues were derived from the value of the natural gas liquids, with the remaining portion coming from the value of the dry natural gas residue. Because of our liquids-rich natural gas stream and the related value of the natural gas liquids being included in our natural gas revenues historically, our realized natural gas price (excluding the effects of derivatives) has reflected a price greater than the related NYMEX natural gas price. The deterioration of our realization percentage between comparable periods was primarily related to a combination of (i) a higher average NYMEX natural gas price between comparable periods ($3.75 per MMBtu in 2013 compared to $2.44 per MMBtu in 2012) and (ii) a lower price being received for the value of our natural gas liquids included within our natural gas revenue stream.  We estimate that between the comparable periods, the value we received per gallon of natural gas liquids decreased approximately 15 percent, which is primarily the result of an increase in the supply of natural gas liquids from the significant industry drilling in liquid-prone areas.

The natural gas processing infrastructure in our New Mexico Shelf area has struggled to support the rapid growth of natural gas supply due to increased drilling by us and other producers over the recent past. In addition, during the second quarter of 2013 (i) certain additional natural gas processing capacity that was scheduled to be operational has been delayed to later in 2013 and (ii) approximately 20 MMcf per day of natural gas processing capacity, located near our recent drilling activity, has been taken out of service due to mechanical issues, which we do not have expected timing on its return to service. We estimate these infrastructure constraints reduced our volumes for the three months ended June 30, 2013 by approximately 250 MBoe. However, we believe there will be solutions in place by the end of 2013 to relieve these issues. As a result, we are redirecting a portion of our remaining New Mexico Shelf drilling budget to other areas, such as the Delaware Basin, until sufficient natural gas processing infrastructure is implemented and performing at consistent levels.

As a result of the natural gas processing issues discussed above, our production from the New Mexico Shelf area has been curtailed and has not reached our expected production levels. However, our production from the Delaware Basin area has exceeded our expectations, which has compensated for the underperformance of the New Mexico Shelf area.

Production expenses.  The following table provides the components of our total oil and natural gas production costs for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013		2012
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

Lease operating expenses	$55,788	$6.73	$43,821	$6.85
Taxes:
Ad valorem	5,982	0.72	3,428	0.54
Production	41,174	4.96	30,263	4.73
Workover costs	4,275	0.52	4,588	0.72
Total oil and natural gas production expenses	$107,219	$12.93	$82,100	$12.84

Among the cost components of production expenses, we have some control over lease operating expenses and workover costs on properties we operate, but production and ad valorem taxes are directly related to commodity prices.

Lease operating expenses were $55.8 million ($6.73 per Boe) for the three months ended June 30, 2013, which was an increase of $12.0 million (27 percent) from $43.8 million ($6.85 per Boe) for the three months ended June 30, 2012. The increase in lease operating expenses was primarily due to increased continuing operations production from (i) our wells successfully drilled and completed in 2012 and 2013, (ii) our acquisitions in 2012 and (iii) an increase in cost of services, primarily labor related, due to the increased demand for services and related labor in the Permian Basin. The decrease in lease operating expenses per Boe was primarily due to additional production from our wells successfully drilled which were completed in 2012 and 2013 where we are receiving benefits from economies of scale, offset in part by cost increases in services, primarily labor related.

Ad valorem taxes have increased primarily as a result of increased valuations of our Texas properties and the increase in the number of wells primarily associated with our 2012 and 2013 drilling activity in our Texas Permian area and the Texas properties acquired in the Three Rivers Acquisition.

Production taxes per unit of production were $4.96 per Boe during the three months ended June 30, 2013, an increase of 5 percent from $4.73 per Boe during the three months ended June 30, 2012. The increase was directly related to the increase in commodity prices. Over the same period, our per Boe prices (excluding the effects of derivatives) increased 8 percent.

Workover expenses were approximately $4.3 million and $4.6 million for the three months ended June 30, 2013 and 2012, respectively. The 2013 and 2012 expenses related primarily to routine workovers in the Texas Permian and New Mexico Shelf areas performed to restore production.

Exploration and abandonments expense. The following table provides a breakdown of our exploration and abandonments expense for the three months ended June 30, 2013 and 2012:

	Three Months Ended
	June 30,
(in thousands)	2013	2012

Geological and geophysical	$7,464	$5,961
Exploratory dry hole costs	(2,006)	-
Leasehold abandonments and other	2,940	8,437
Total exploration and abandonments	$8,398	$14,398

Our geological and geophysical expense primarily consists of the costs of acquiring and processing seismic data, geophysical data and core analysis, mostly related to our Delaware Basin and Texas Permian areas.

Our negative exploratory dry hole costs for the three months ended June 30, 2013 is a result of an overestimate in 2012.

For the three months ended June 30, 2013, we recorded approximately $2.9 million of leasehold abandonments, which primarily related to non-core prospects in our Texas Permian area. For the three months ended June 30, 2012, we recorded approximately $8.4 million of leasehold abandonments, which primarily related to non-core prospects in our New Mexico Shelf area.

Depreciation, depletion and amortization expense.  The following table provides components of our depreciation, depletion and amortization expense for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013		2012
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

Depletion of proved oil and natural gas properties	$184,791	$22.28	$130,038	$20.34
Depreciation of other property and equipment	3,573	0.43	2,864	0.45
Amortization of intangible assets - operating rights	366	0.04	365	0.06
Total depletion, depreciation and amortization	$188,730	$22.75	$133,267	$20.85

Oil price used to estimate proved oil reserves at period end	$88.13		$92.17
Natural gas price used to estimate proved reserved at period end	$3.44		$3.15

Depletion of proved oil and natural gas properties was $184.8 million ($22.28 per Boe) for the three months ended June 30, 2013, an increase of $54.8 million (42 percent) from $130.0 million ($20.34 per Boe) for the three months ended June 30, 2012. The increase in depletion expense was primarily due to (i) costs incurred associated with new wells that were successfully drilled and completed in the second half of 2012 and the first half of 2013 and (ii) costs associated with our acquisitions in 2012. The increase in depletion expense per Boe was primarily due to (i) the properties acquired in the Three Rivers Acquisition having a higher rate per Boe than our legacy wells, (ii) drilling deeper, higher cost wells in less proven areas, (iii) the decrease in the oil prices between periods utilized to determine proved reserves and (iv) increasing production in our newer asset areas, such as the Delaware Basin, where we have a higher depletion rate than our more legacy assets, such as the New Mexico Shelf.

More of our drilling capital is being spent drilling higher-cost horizontal wells, much of which was in areas that have not had significant drilling activity or historically been developed vertically. Generally, when transitioning to a horizontal program (i) well costs are generally higher as efficiencies from optimization of drilling and completion methodologies have yet to be realized and (ii) our ability to record proved reserves to what we believe is the full potential is limited under the rules associated with recognizing proved reserves, in part due to the limited amount of horizontal wells in the area and the lack of historical well production performance. As a result of these factors, the change in our production amongst our assets, discussed above, and our significant horizontal drilling activities in the Delaware Basin, we have seen increases in our overall depletion rate to $22.28 per Boe for the three months ended June 30, 2013 as compared to $21.25 per Boe for the three months ended March 31, 2013.

The increase in depreciation expense was primarily associated with our increase in depreciation of other property and equipment related to buildings and other items as a result of our increased number of employees.

The amortization of the intangible asset is a result of the value assigned to the operating rights that we acquired in an acquisition. The intangible asset is currently being amortized over an estimated life of 25 years.

Impairments of long-lived assets.   We periodically review our long-lived assets to be held and used, including proved oil and natural gas properties accounted for under the successful efforts method of accounting. Due primarily to downward adjustments to the economically recoverable proved reserves associated with declines in well performance and decreases in estimated realized natural gas prices, we recognized a non-cash charge against earnings of approximately $65.4 million during the three months ended June 30, 2013, which was primarily attributable to non-core natural gas related properties in our New Mexico Shelf area.

General and administrative expenses.  The following table provides components of our general and administrative expenses for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013		2012
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

General and administrative expenses	$37,525	$4.52	$28,852	$4.51
Non-cash stock-based compensation	8,588	1.04	7,347	1.15
Less: Third-party operating fee reimbursements	(5,122)	(0.62)	(3,676)	(0.57)
Total general and administrative expenses	$40,991	$4.94	$32,523	$5.09

General and administrative expenses were approximately $41.0 million ($4.94 per Boe) for the three months ended June 30, 2013, an increase of $8.5 million (26 percent) from $32.5 million ($5.09 per Boe) for the three months ended June 30, 2012. The increase in general and administrative expenses and non-cash stock-based compensation was primarily due to an increase in the number of employees and related personnel expenses to handle our increased activities, both from (i) increased drilling and exploration activities and (ii) our acquisitions in 2012.

As the operator of certain oil and natural gas properties in which we own an interest, we earn overhead reimbursements during the drilling and production phases of the property. We earned reimbursements of $5.1 million and $3.7 million during the three months ended June 30, 2013 and 2012, respectively. This reimbursement is reflected as a reduction of general and administrative expenses in the consolidated statements of operations. The increase in third-party operating fee reimbursements was primarily comprised of approximately $0.7 million attributable to the wells acquired in the Three Rivers Acquisition, with the remaining increase primarily due to increased reimbursements from more wells drilled period over period.

Gain on derivatives not designated as hedges.  The following table sets forth the cash settlements and the non-cash mark-to-market adjustments for the derivative contracts not designated as hedges for the three months ended June 30, 2013 and 2012:

	Three Months Ended
	June 30,
(in thousands)	2013	2012

Cash payments (receipts):
Commodity derivatives - oil	$(1,320)	$(7,963)
Commodity derivatives - natural gas	(255)	(324)

Mark-to-market (gain) loss:
Commodity derivatives - oil	(54,048)	(395,128)
Commodity derivatives - natural gas	(14,701)	365
Gain on derivatives not designated as hedges	$(70,324)	$(403,050)

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

Interest expense.  The following table sets forth interest expense, weighted average interest rates and weighted average balance of debt for the three months ended June 30, 2013 and 2012:

	Three Months Ended
	June 30,
(dollars in thousands)	2013	2012

Interest expense	$54,079	$41,899

Weighted average interest rate - credit facility	2.3%	2.4%
Weighted average interest rate - senior notes	6.2%	6.7%
Total weighted average interest rate	5.8%	6.1%

Weighted average balance of credit facility	$415,567	$335,588
Weighted average balance of senior notes	2,968,889	2,100,000
Total weighted average balance of debt	$3,384,456	$2,435,588

The increase in weighted average debt balance for the three months ended June 30, 2013 as compared to the corresponding period in 2012 was due primarily to (i) borrowings associated with our acquisitions in 2012 and (ii) timing of our capital expenditures. The increase in interest expense was due to an overall increase in the weighted average balance of debt, offset in part by a lower weighted average interest rate due to (i) the weighted average balance of credit facility borrowings bearing a lower interest rate than our senior notes and (ii) our recent senior note issuances having lower interest rates than historical issuances.

Loss on extinguishment of debt.  We recorded a loss on extinguishment of debt of $28.6 million for the three months ended June 30, 2013. This amount includes approximately $20.4 million associated with the premium paid for the tender and redemption of the 8.625% Notes, approximately $5.5 million of unamortized deferred loan costs associated with the 8.625% Notes and approximately $2.7 million of unamortized discount on the 8.625% Notes.

Income tax provisions.  We recorded an income tax expense of $53.4 million and $191.7 million for the three months ended June 30, 2013 and 2012, respectively. The effective income tax rates for the three months ended June 30, 2013 and 2012 were 38.5 percent and 38.3 percent, respectively.

Income (loss) from discontinued operations, net of tax.  In December 2012, we closed the sale of certain of our non-core assets for cash consideration of approximately $503.1 million, which resulted in a pre-tax gain of approximately $0.9 million. As a result of post-closing adjustments during the three months ended June 30, 2013, we made a negative adjustment to our pre-tax gain of approximately $0.8 million. We recognized a loss from discontinued operations of $0.5 million for the three months ended June 30, 2013 and income from discontinued operations of $10.4 million for the three months ended June 30, 2012.

The results of operations of these assets are reported as discontinued operations in the accompanying consolidated statements of operations, and are described in more detail in Note M of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited).”

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Oil and natural gas revenues.  Revenue from oil and natural gas operations was $1,034.9 million for the six months ended June 30, 2013, an increase of $158.0 million (18 percent) from $876.9 million for the six months ended June 30, 2012. This increase was primarily due to increased production due to (i) successful drilling efforts during 2012 and 2013, (ii) production from the PDC Acquisition which closed in February 2012, and (iii) production from assets acquired in the Three Rivers Acquisition which closed in July 2012, partially offset by decreases in realized oil and natural gas prices. Specific factors affecting oil and natural gas revenues include the following:

•         total oil production was 9,959 MBbl  for the six months ended June 30, 2013, an increase  of 2,130 MBbl  (27 percent) from 7,829 MBbl  for the six months ended June 30, 2012. Approximately 800 MBbl of the increase was attributable to our acquisitions in 2012;

•         average realized oil price (excluding the effects of derivative activities) was $86.34 per Bbl during the six months ended June 30, 2013, a decrease of 6 percent  from $91.85  per Bbl during the six months ended June 30, 2012. For the six months ended June 30, 2013 and 2012, we realized approximately 91.6 percent and 93.5 percent, respectively, of the average NYMEX oil prices for the respective periods. The basis differential between the location of Midland, Texas and Cushing, Oklahoma (NYMEX pricing location) for our oil has a direct effect on our realized oil price. For the six months ended June 30, 2013 and 2012, the basis differential between WTI-Midland and WTI-Cushing was a price reduction of $3.20 per barrel and $3.96 per barrel, respectively, which is the primary reason for the lower realized oil price as compared as a percentage to the NYMEX price compared to our 95.5 percent realization in the second quarter of 2013 when the basis differential between WTI-Midland and WTI-Cushing was a price reduction of $0.15 per barrel. The current outlook for the basis differential between WTI-Midland and WTI-Cushing for the remainder of 2013 is less than $1.00 per barrel;

•         total natural gas production was 36,413 MMcf  for the six months ended June 30, 2013, an increase  of 6,002 MMcf  (20 percent) from 30,411 MMcf  for the six months ended June 30, 2012. Approximately 2,900 MMcf of the increase was attributable to our acquisitions in 2012; and

•         average realized natural gas price (excluding the effects of derivative activities) was $4.81 per Mcf during the six months ended June 30, 2013, a decrease of 7 percent  from $5.19 per Mcf during the six months ended June 30, 2012. For the six months ended June 30, 2013 and 2012, we realized approximately 128.3 percent and 212.7 percent, respectively, of the average NYMEX natural gas prices for the respective periods. Historically, approximately 65 to 80 percent of our total natural gas revenues were derived from the value of the natural gas liquids, with the remaining portion coming from the value of the dry natural gas residue. Because of our liquids-rich natural gas stream and the related value of the natural gas liquids being included in our natural gas revenues historically, our realized natural gas price (excluding the effects of derivatives) has reflected a price greater than the related NYMEX natural gas price. The deterioration of our realization percentage between comparable periods was primarily related to a combination of (i) a higher average NYMEX natural gas price between comparable periods ($4.02 per MMBtu in 2013 compared to $2.35 per MMBtu in 2012) and (ii) a lower price being received for the value of our natural gas liquids included within our natural gas revenue stream. We estimate that between the comparable periods, the value we received per gallon of natural gas liquids decreased approximately 20 percent, which is primarily the result of an increase in the supply of natural gas liquids from the significant industry drilling in liquid-prone areas.

The natural gas processing infrastructure in our New Mexico Shelf area has struggled to support the rapid growth of natural gas supply due to increased drilling by us and other producers over the recent past. In addition, during the second quarter of 2013 (i) certain additional natural gas processing capacity that was scheduled to be operational has been delayed to later in 2013 and (ii) approximately 20 MMcf per day of natural gas processing capacity, located near our recent drilling activity, has been taken out of service due to mechanical issues, which we do not have expected timing on its return to service. We estimate these infrastructure constraints reduced our volumes for the six months ended June 30, 2013 by approximately 375 MBoe. However, we believe there will be solutions in place by the end of 2013 to relieve these issues. As a result, we are redirecting a portion of our remaining New Mexico Shelf drilling budget to other areas, such as the Delaware Basin, until sufficient natural gas processing infrastructure is implemented and performing at consistent levels.

As a result of the natural gas processing issues discussed above, our production from the New Mexico Shelf area has been curtailed and has not reached our expected production levels. However, our production from the Delaware Basin area has exceeded our expectations, which has compensated for the underperformance of the New Mexico Shelf area.

Production expenses.  The following table provides the components of our total oil and natural gas production costs for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013		2012
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

Lease operating expenses	$109,961	$6.86	$84,869	$6.58
Taxes:
Ad valorem	11,757	0.73	6,038	0.47
Production	76,403	4.77	66,440	5.15
Workover costs	9,943	0.62	6,330	0.49
Total oil and natural gas production expenses	$208,064	$12.98	$163,677	$12.69

Among the cost components of production expenses, we have some control over lease operating expenses and workover costs on properties we operate, but production and ad valorem taxes are directly related to commodity prices.

Lease operating expenses were $110.0 million ($6.86 per Boe) for the six months ended June 30, 2013, which was an increase of $25.1 million (30 percent) from $84.9 million ($6.58 per Boe) for the six months ended June 30, 2012. The increase in lease operating expenses was primarily due to (i) our wells successfully drilled and completed in 2012 and 2013, (ii) the acquisitions in 2012 and (iii) an increase in cost of services, primarily labor related, due to the increased demand for services and related labor in the Permian Basin. The increase in lease operating expenses per Boe was primarily due to cost increases in services, primarily labor related, offset in part by (i) additional production from our wells successfully drilled and completed in 2012 and 2013 where we are receiving benefits from economies of scale.

Ad valorem taxes have increased primarily as a result of increased valuations of our Texas properties and the increase in the number of wells primarily associated with our 2012 and 2013 drilling activity in our Texas Permian area and the Texas properties acquired in the PDC Acquisition and the Three Rivers Acquisition.

Production taxes per unit of production were $4.77 per Boe during the six months ended June 30, 2013, a decrease of 7 percent from $5.15 per Boe during the six months ended June 30, 2012. The decrease was directly related to the decrease in commodity prices offset by our increase in oil and natural gas revenues related to increased volumes. Over the same period, our per Boe prices (excluding the effects of derivatives) decreased 5 percent.

Workover expenses were approximately $9.9 million and $6.3 million for the six months ended June 30, 2013 and 2012, respectively. The 2013 and 2012 amounts related primarily to routine workovers in the Texas Permian and New Mexico Shelf areas performed to restore production.

Exploration and abandonments expense. The following table provides a breakdown of our exploration and abandonments expense for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
(in thousands)	2013	2012

Geological and geophysical	$21,393	$8,838
Exploratory dry hole costs	(1,915)	2,982
Leasehold abandonments and other	7,327	8,557
Total exploration and abandonments	$26,805	$20,377

Our geological and geophysical expense consists primarily of the costs of acquiring and processing seismic data, geophysical data and core analysis mostly relating to our Delaware Basin and Texas Permian areas.

Our negative exploratory dry hole costs for the six months ended June 30, 2012 is a result of an overestimate in 2012, partially offset by expenses on an unsuccessful lateral on a horizontal well due to mechanical issues in the Delaware Basin area.

For the six months ended June 30, 2013, we recorded approximately $7.3 million of leasehold abandonments, which primarily related to non-core prospects in our New Mexico Shelf and Texas Permian areas. For the six months ended June 30, 2012, we recorded approximately $8.6 million of leasehold abandonments, which primarily related to non-core prospects in our New Mexico Shelf area.

Depreciation, depletion and amortization expense.  The following table provides components of our depreciation, depletion and amortization expense for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013		2012
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

Depletion of proved oil and natural gas properties	$349,092	$21.78	$254,621	$19.74
Depreciation of other property and equipment	7,327	0.46	5,179	0.40
Amortization of intangible asset - operating rights	731	0.05	730	0.06
Total depletion, depreciation and amortization	$357,150	$22.29	$260,530	$20.20

Oil price used to estimate proved oil reserves at period end	$88.13		$92.17
Natural gas price used to estimate proved natural gas reserves at period end	$3.44		$3.15

Depletion of proved oil and natural gas properties was $349.1 million ($21.78 per Boe) for the six months ended June 30, 2013, an increase of $94.5 million (37 percent) from $254.6 million ($19.74 per Boe) for the six months ended June 30, 2012. The increase in depletion expense was primarily due to (i) capitalized costs associated with new wells that were successfully drilled and completed in 2012 and 2013 and (ii) costs associated with our acquisitions in 2012. The increase in depletion expense per Boe was primarily due to (i) the properties acquired in the Three Rivers Acquisition having a higher rate per Boe than our legacy wells, (ii) drilling deeper, higher cost wells in less proven areas, (iii) the decrease in the oil prices between periods utilized to determine proved reserves and (iv) increasing production in our newer asset areas, such as the Delaware Basin, where we have a higher depletion rate than our more legacy assets, such as the New Mexico Shelf.

More of our drilling capital is being spent drilling higher-cost horizontal wells, much of which was in areas that have not had significant drilling activity or historically been developed vertically. Generally, when transitioning to a horizontal program (i) well costs are generally higher as efficiencies from optimization of drilling and completion methodologies have yet to be realized and (ii) our ability to record proved reserves to what we believe is the full potential is limited under the rules associated with recognizing proved reserves, in part due to the limited amount of horizontal wells in the area and the lack of historical well production performance. As a result of these factors, the change in our production amongst our assets, discussed above, and our significant horizontal drilling activities in the Delaware Basin, we have seen increases in our overall depletion rate to $21.78 per Boe for the six months ended June 30, 2013 as compared to $21.01 per Boe for the three months ended December 31, 2012.

The increase in depreciation expense was primarily associated with our increase in depreciation of other property and equipment related to buildings and other items as a result of our increased number of employees.

The amortization of the intangible asset is a result of the value assigned to the operating rights that we acquired in an acquisition. The intangible asset is currently being amortized over an estimated life of 25 years.

Impairments of long-lived assets.  We periodically review our long-lived assets to be held and used, including proved oil and natural gas properties accounted for under the successful efforts method of accounting. Due primarily to downward adjustments to the economically recoverable proved reserves associated with declines in well performance and decreases in estimated realized natural gas prices, we recognized a non-cash charge against earnings of approximately $65.4 million during the six months ended June 30, 2013, which was primarily attributable to non-core natural gas related properties in our New Mexico Shelf area.

General and administrative expenses.  The following table provides components of our general and administrative expenses for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013		2012
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

General and administrative expenses	$78,213	$4.88	$53,943	$4.18
Non-cash stock-based compensation	15,355	0.96	13,475	1.04
Less: Third-party operating fee reimbursements	(9,284)	(0.58)	(6,916)	(0.54)
Total general and administrative expenses	$84,284	$5.26	$60,502	$4.68

General and administrative expenses were $84.3 million ($5.26 per Boe) for the six months ended June 30, 2013, an increase of $23.8 million (39 percent) from $60.5 million ($4.68 per Boe) for the six months ended June 30, 2012. The increase in general and administrative expenses and non-cash stock-based compensation was primarily due to (a) the six months ended June 30, 2013 including an adjustment to our bonus accrual for services related to 2012 of approximately $5.9 million ($0.37 per Boe) and (b) an increase in the number of employees and related personnel expenses to handle our increased activities, both from (i) increased drilling and exploration activities and (ii) our acquisitions in 2012, offset in part by an approximate $2.3 million ($0.14 per Boe) net benefit to stock-based compensation related to forfeitures and modifications of stock-based awards associated with two of our former officers. The increase in general and administrative expenses per Boe was primarily due to (a) the six months ended June 30, 2013 including an adjustment to our bonus accrual for services related to 2012, noted above, and (b) an increase in the number of employees and related personnel expenses to handle our increased activities, offset in part by (i) increased production from our wells successfully drilled and completed in 2012 and 2013, (ii) additional production associated with our acquisitions in 2012 and (iii) increased third-party operating fee reimbursements.

As the operator of certain oil and natural gas properties in which we own an interest, we earn overhead reimbursements during the drilling and production phases of the property. We earned reimbursements of $9.3 million and $6.9 million during the six months ended June 30, 2013 and 2012, respectively. This reimbursement is reflected as a reduction of general and administrative expenses in the consolidated statements of operations. The increase in third-party operating fee reimbursements was primarily comprised of approximately $1.3 million attributable to the wells acquired in the Three Rivers Acquisition, with the remaining increase primarily due to increased reimbursements from more wells drilled period over period.

Gain on derivatives not designated as hedges.  The following table sets forth the cash settlements and the non-cash mark-to-market adjustments for the derivative contracts not designated as hedges for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
(in thousands)	2013	2012

Cash payments (receipts):
Commodity derivatives - oil	$(7,336)	$24,233
Commodity derivatives - natural gas	(255)	(609)

Mark-to-market (gain) loss:
Commodity derivatives - oil	10,985	(269,020)
Commodity derivatives - natural gas	(14,701)	439
Gain on derivatives not designated as hedges	$(11,307)	$(244,957)

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

Interest expense.  The following table sets forth interest expense, weighted average interest rates and weighted average debt balances for the six months ended June 30, 2013 and 2012:

	Six Months Ended
(dollars in thousands)	2013	2012

Interest expense	$106,185	$77,736

Weighted average interest rate - credit facility	2.2%	2.3%
Weighted average interest rate - senior notes	6.3%	6.8%
Total weighted average interest rate	5.8%	5.9%

Weighted average balance of credit facility	$410,549	$451,566
Weighted average balance of senior notes	2,884,444	1,860,000
Total weighted average balance of debt	$3,294,993	$2,311,566

The increase in weighted average debt balance for the six months ended June 30, 2013 as compared to the corresponding period in 2012 was due primarily to (i) borrowings associated with our acquisitions in 2012 and (ii) timing of our capital expenditures.  The increase in interest expense was due to an overall increase in the weighted average balance of debt offset in part by a slightly lower weighted average interest rate due to (i) the weighted average balance of credit facility borrowings bearing a lower interest rate than our senior notes and (ii) our recent senior note issuances having lower interest rates than historical issuances.

Loss on extinguishment of debt.  We recorded a loss on extinguishment of debt of $28.6 million for the six months ended June 30, 2013. This amount includes approximately $20.4 million associated with the premium paid for the tender and redemption of the 8.625% Notes, approximately $5.5 million of unamortized deferred loan costs associated with the 8.625% Notes and approximately $2.7 million of unamortized discount on the 8.625% Notes.

Income tax provisions.  We recorded an income tax expense of $64.3 million and $205.3 million for the six months ended June 30, 2013 and 2012, respectively. The effective income tax rate for the six months ended June 30, 2013 and 2012 was 38.5 percent and 38.3 percent, respectively.

Income from discontinued operations, net of tax. In December 2012, we closed the sale of certain of our non-core assets for cash consideration of approximately $503.1 million, which resulted in a pre-tax gain of approximately $0.9 million. As a result of post-closing adjustments during the six months ended June 30, 2013, we made a positive adjustment to our pre-tax gain of approximately $19.6 million. We recognized income from discontinued operations of $12.1 million and $20.2 million for the six months ended June 30, 2013 and 2012, respectively.

The results of operations of these assets are reported as discontinued operations in the accompanying consolidated statements of operations, and are described in more detail in Note M of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited).”

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

Oil and natural gas properties. Our costs incurred on oil and natural gas properties, excluding acquisitions and asset retirement obligations, during the six  months ended June 30, 2013 and 2012 totaled $936.3 million and $725.7 million, respectively. The primary reason for the differences in the costs incurred and cash flow expenditures is the timing of payments. The 2013 and 2012 expenditures were funded in part from borrowings under our credit facility.

In November 2012, we announced our 2013 capital budget of approximately $1.6 billion. Based on current commodity prices and capital costs, we believe our 2013 planned capital expenditures, excluding the effects of acquisitions, will exceed our 2013 cash flow, and we expect to fund any such shortfall with borrowings under our credit facility. As our size and financial flexibility have grown, we take a longer-term view on spending within our cash flow, and our spending during any specific period may exceed our cash flow for that period. However, our capital budget is largely discretionary, and if we experience sustained oil and natural gas prices significantly below the current levels or substantial increases in our costs, we may reduce our capital spending program to be substantially within our cash flow.

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

Acquisitions. Our expenditures for acquisitions of proved and unproved properties during the three months ended June 30, 2013 and 2012 totaled approximately $17.6 million and $27.4 million, respectively, and approximately $47.4 million and $226.8 million during the six months ended June 30, 2012. The significant acquisitions of proved properties during the six months ended June 30, 2012 primarily related to the PDC Acquisition. Expenditures for leasehold acreage acquisitions (which are expenditures we generally provide for in our planned capital expenditures) included in the total above were approximately $44.7 million and $16.1 million for the six months ended June 30, 2013 and 2012, respectively.

Divestitures. In December 2012, we closed the sale of certain of our non-core assets, a portion of which were acquired in the Three Rivers Acquisition, for cash consideration of approximately $503.1 million, which resulted in a pre-tax gain of approximately $0.9 million (included in discontinued operations). As a result of post-closing adjustments during the six months ended June 30, 2013, we made a positive adjustment to our pre-tax gain of approximately $19.6 million. For the six months ended June 30, 2012, these assets produced an average of 9,280 Boe per day, on a pro forma basis for the Three Rivers Acquisition. We estimate that the proved reserves of these assets at closing were approximately 35.3 MMBoe. We used the net proceeds from this divestiture to repay a portion of the outstanding borrowings under our credit facility.

Contractual obligations.  Our contractual obligations include long-term debt, cash interest expense on debt, operating lease obligations, drilling commitments, employment agreements with officers, derivative liabilities and other obligations. Since December 31, 2012, the material changes in our contractual obligations included a $356.7 million increase in outstanding long-term debt, a $242.2 million increase in cash interest expense on debt and a $7.1 million decrease in our net commodity derivative liability. See Note I of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding our long-term debt and “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for information regarding the interest on our long-term debt and information on changes in the fair value of our open derivative obligations during the six months ended June 30, 2013.

Off-balance sheet arrangements.  Currently, we do not have any material off-balance sheet arrangements.

Capital resources.  Our primary sources of liquidity have historically been cash flows generated from operating activities (including the cash settlements received from (paid on) derivatives not designated as hedges presented in our investing activities) and borrowings under our credit facility. Based on current commodity prices and capital costs, we believe our 2013 planned capital expenditures, excluding the effects of acquisitions, will exceed our 2013 cash flow, and we expect to fund any such shortfall with borrowings under our credit facility. We believe that we have adequate availability under our credit facility to fund any cash flow deficits, though we could reduce our capital spending program to remain substantially within our cash flow.

The following table summarizes our changes in cash and cash equivalents for the six months ended June 30, 2013 and 2012:

	Six Months Ended
	June 30,
(in thousands)	2013	2012

Net cash provided by operating activities	$487,129	$610,965
Net cash used in investing activities	(867,528)	(1,046,571)
Net cash provided by financing activities	377,566	435,974
Net increase (decrease) in cash and cash equivalents	$(2,833)	$368

Cash flow from operating activities. The decrease in operating cash flows during the six  months ended June 30, 2013 as compared to 2012 was primarily due to (i) cash increases in oil and natural gas production costs of approximately $44.4 million, general and administrative expense and interest expense of approximately $23.8 million and $28.4 million, respectively, and (iii) approximately $107.5 million of negative variances in working capital changes; offset in part by an increase in oil and natural gas revenues of approximately $158.0 million.

Our net cash provided by operating activities includes a reduction of $114.8 million and $7.3 million for the six  months ended June 30, 2013 and 2012, respectively, associated with changes in operating assets and liabilities. Changes in operating assets and liabilities adjust for the timing of receipts and payments of actual cash.

Cash flow used in investing activities. During the six months ended June 30, 2013 and 2012, we invested $880.7 million and $949.1 million, respectively, for capital expenditures on oil and natural gas properties. Cash flows used in investing activities were lower during the six months ended June 30, 2013 as compared to 2012, in part due to our $189.2 million PDC Acquisition in 2012.

Cash flow from financing activities. On June 3, 2013, we received tenders and consents from the holders of approximately $225.6 million in aggregate principal amount, or approximately 75.2 percent, of our outstanding 8.625% Notes in connection with a cash tender offer for any and all of the 8.625% Notes at a price of 106.922 percent of the unpaid principal amount.

On June 21, 2013, we redeemed the remaining outstanding 8.625% Notes not purchased in the tender offer at a redemption price of 106.516 percent of the unpaid principal amount plus accrued and unpaid interest through June 20, 2013.

On June 4, 2013, we completed the issuance of an additional $850 million in principal amount of our 5.5% senior notes due 2023 (the “Offering”) at 103.75 percent of par (resulting in a 4.884% yield) for net proceeds of approximately $867.8 million. We used a portion of the net proceeds from the Offering to fund the tender offer and redemption of the 8.625% Notes and to pay down amounts outstanding on the credit facility. See Note I of the Condensed Notes to Consolidated Financial Statements included in “Item 1.  Consolidated Financial Statements (Unaudited)” for additional information regarding our debt balance at June 30, 2013.

In March 2012, we issued $600 million in aggregate principal amount of 5.5% senior notes due 2022 at par, for which we received net proceeds of approximately $590.0 million. We used the net proceeds to repay a portion of the borrowings outstanding under our credit facility, which increased our liquidity for future activities.

Our credit facility has a maturity date of April 25, 2016. Our borrowing base is $3.0 billion until the next scheduled borrowing base redetermination in October 2013, and commitments from our bank group total $2.5 billion. Between scheduled borrowing base redeterminations, the Company and the lenders (requiring a 66 2/3 percent vote) may each request one special redetermination. At June 30, 2013, our availability to borrow additional funds was approximately $2.4  billion based on bank commitments of $2.5 billion.

Advances on our credit facility bear interest, at our option, based on (i) the prime rate of JPMorgan Chase Bank (“JPM Prime Rate”) (3.25 percent at June 30, 2013) or (ii) a Eurodollar rate (substantially equal to the London Interbank Offered Rate).  The credit facility’s interest rates of Eurodollar rate advances and JPM Prime Rate advances varied, with interest margins ranging from 150 to 250 basis points and 50 to 150 basis points, respectively, per annum depending on the debt balance outstanding. We pay commitment fees on the unused portion of the available commitment ranging from 37.5 to 50 basis points per annum, depending on utilization of the commitments.

In conducting our business, we may utilize various financing sources, including the issuance of (i) fixed and floating rate debt, (ii) convertible securities, (iii) preferred stock, (iv) common stock and (v) other securities. Over the last three years, we have demonstrated our use of the capital markets by issuing common stock in public offerings and issuing senior unsecured debt. However, there are no assurances that we can access the capital markets to obtain additional funding, if needed, and at what cost and terms. We may also sell assets and issue securities in exchange for oil and natural gas assets or interests in oil and natural gas companies.  Additional securities may be of a class senior to common stock with respect to such matters as dividends and liquidation rights and may also have other rights and preferences as determined from time to time by our board of directors. Utilization of some of these financing sources may require approval from the lenders under our credit facility.

Liquidity. Our principal sources of short-term liquidity are cash on hand and available borrowing capacity under our credit facility.  At June 30, 2013, we had $0.05 million of cash on hand.

At June 30, 2013, the commitments under our credit facility were $2.5 billion, which provided us with approximately $2.4 billion of available  borrowing capacity. Upon a redetermination, our $3.0 billion borrowing base could be substantially reduced. There is no assurance that our borrowing base will not be reduced, which could affect our liquidity.

Debt ratings.  We receive debt credit ratings from Standard & Poor’s Ratings Group, Inc. (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”), which are subject to regular reviews. S&P’s corporate rating for us is “BB+” with a stable outlook. Moody’s corporate rating for us is “Ba2” with a stable outlook. S&P and Moody’s consider many factors in determining our ratings including: production growth opportunities, liquidity, debt levels and asset and reserve mix. A reduction in our debt ratings could negatively affect our ability to obtain additional financing or the interest rate, fees and other terms associated with such additional financing.

Book capitalization and current ratio.    Our book capitalization at June 30, 2013 was $7.1 billion, consisting of debt of $3.5 billion and stockholders’ equity of $3.6 billion. Our debt to book capitalization was 49 percent and 47 percent at June 30, 2013 and December 31, 2012, respectively. Our ratio of current assets to current liabilities was 0.64 to 1.0 at June 30, 2013 as compared to 0.62 to 1.0 at December 31, 2012.

Inflation and changes in prices.  Our revenues, the value of our assets, and our ability to obtain bank financing or additional capital on attractive terms have been and will continue to be affected by changes in commodity prices and the costs to produce our reserves. Commodity prices are subject to significant fluctuations that are beyond our ability to control or predict. During the six months ended June 30, 2013, we received an average of $86.34 per barrel of oil and $4.81 per Mcf of natural gas before consideration of commodity derivative contracts compared to $91.85 per barrel of oil and $5.19 per Mcf of natural gas in the six months ended June 30, 2012. Although certain of our costs are affected by general inflation, inflation does not normally have a significant effect on our business. In a trend that began in 2004, and that has continued until recently, oil prices have increased significantly. The higher oil price led to increased activity in the industry and, consequently, rising costs. These cost trends have put pressure not only on our operating costs, but also on capital costs. Although we have seen a decrease in commodity prices, the cost trends have not followed proportionally.

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

There have been no material changes in our critical accounting policies and procedures during the six  months ended June 30, 2013. See our disclosure of critical accounting policies in “Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the United States Securities and Exchange Commission (the “SEC”) on February 22, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

We are exposed to a variety of market risks including credit risk, commodity price risk and interest rate risk. We address these risks through a program of risk management which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we are a party at June 30, 2013, and from which we may incur future gains or losses from changes in market interest rates or commodity prices and losses from extension of credit.  We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

Commodity price risk.  We are exposed to market risk as the prices of our commodities are subject to fluctuations resulting from changes in supply and demand. To reduce our exposure to changes in the prices of our commodities we have entered into, and may in the future enter into, additional commodity price risk management arrangements for a portion of our oil and natural gas production. The agreements that we have entered into generally have the effect of providing us with a fixed price for a portion of our expected future oil and natural gas production over a fixed period of time. Our commodity price risk management activities could have the effect of reducing net income and the value of our securities. An average increase in the commodity price of $10.00 per barrel of oil  and $1.00 per MMBtu of natural gas from the commodity prices at June 30, 2013, would have resulted in a net unrealized loss on our commodity price risk management contracts of approximately $330.6 million.

At June 30, 2013, we had (i) oil price swaps that settle on a monthly basis covering future oil production from July 1, 2013 through June 30, 2017 and (ii) oil basis swaps covering our Midland to Cushing basis differential from July 1, 2013 to June 30, 2014. See Note H of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information on our commodity derivative instruments. The average NYMEX oil price for the six  months ended June 30, 2013, was $94.28 per Bbl. At August 5, 2013, the NYMEX oil price was $106.56 per Bbl.

At June 30, 2013, we had (i) natural gas price swaps that settle on a monthly basis covering future natural gas production from July 1, 2013 through December 31, 2013, (ii) natural gas collars covering future natural gas production from January 1, 2014 to December 31, 2014 and (iii) natural gas basis swaps covering our basis differential between the El Paso Permian delivery point and the NYMEX-Henry Hub delivery point from July 1, 2013 to December 31, 2013. See Note H of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information on our commodity derivative instruments. The average NYMEX natural gas price for the six  months ended June 30, 2013, was $3.75 per MMBtu. At August 5, 2013, the NYMEX natural gas price was $3.32 per MMBtu.

A decrease in the average forward NYMEX oil and natural gas prices below those at June 30, 2013, would increase the fair value asset of our commodity derivative contracts from their recorded balance at June 30, 2013. Changes in the recorded fair value of the undesignated commodity derivative contracts are marked to market through earnings as unrealized gains or losses. The potential increase in our fair value asset would be recorded in earnings as an unrealized gain. However, an increase in the average forward NYMEX oil and natural gas prices above that at June 30, 2013, would decrease the fair value asset of our commodity derivative contracts from their recorded balance at June 30, 2013. The potential increase in our fair value asset would be recorded in earnings as an unrealized loss. We are currently unable to estimate the effects on the earnings of future periods resulting from changes in the market value of our commodity derivative contracts.

The fair value of our derivative instruments is determined based on our valuation models. We did not change our valuation method during the six months ended June 30, 2013. During the six months ended June 30, 2013, we were party to commodity derivative instruments. See Note H of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding our derivative instruments.  The following table reconciles the changes that occurred in the fair value of our derivative instruments during the six months ended June 30, 2013:

Commodity Derivative
Instruments
(in thousands)	Net Assets (Liabilities) (a)

Fair value of contracts outstanding at December 31, 2012	$25,078
Changes in fair values (b)	11,307
Contract maturities	(7,591)
Fair value of contracts outstanding at June 30, 2013	$28,794

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

We had total indebtedness of $76.1 million outstanding under our credit facility at June 30, 2013. The impact of a one percent increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $0.8 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at June 30, 2013 at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total number of shares withheld (a)	Average price per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plan

April 1, 2013 - April 30, 2013	810	$83.91	-
May 1, 2013 - May 31, 2013	471	$83.64	-
June 1, 2013 - June 30, 2013	3,478	$84.10	-

(a)		Represents shares that were withheld by us to satisfy tax withholding obligations of certain of our officers and key employees that arose upon the lapse of restrictions on restricted stock.

Item 6.  Exhibits

Exhibit Number	Exhibit

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on August 8, 2007, and incorporated herein by reference).

3.2

Second Amended and Restated Bylaws of Concho Resources Inc., as amended November 7, 2012 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on November 8, 2012, and incorporated herein by reference).

4.1 4.2

Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K on February 22, 2013, and incorporated herein by reference).

Eighth Supplemental Indenture, dated June 3, 2013, between Concho Resources Inc., the subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on June 6, 2013, and incorporated herein by reference).

10.1

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

CONCHO RESOURCES INC.

Date:	August 8, 2013	By	/s/ Timothy A. Leach

Timothy A. Leach
Director, Chairman of the Board of Directors, Chief Executive
Officer and President
(Principal Executive Officer)

		By	/s/ Darin G. Holderness

Darin G. Holderness
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

		By	/s/ Brenda R. Schroer

Brenda R. Schroer
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

4.1 4.2

Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K on February 22, 2013, and incorporated herein by reference).

Eighth Supplemental Indenture, dated June 3, 2013, between Concho Resources Inc., the subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on June 6, 2013, and incorporated herein by reference).

10.1

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