Form 10-K
period 2013-12-31
CONCHO RESOURCES INC
filed 2014-02-21
CIK 1358071

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:	$8,595,958,451

Number of shares of registrant’s common stock outstanding as of February 18, 2014:	105,161,741

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement for its 2014 Annual Meeting of Stockholders, which will be filed with the United States Securities and Exchange Commission within 120 days of December 31, 2013, are incorporated by reference into Part III of this Form 10-K for the year ended December 31, 2013.

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS	1

PART I	2
Item 1. Business	2
General	2
Acquisitions	2
Divestitures	2
Business and Properties	3
Summary of Core Operating Areas and Other Plays	4
Drilling Activities	6
Our Production, Prices and Expenses	7
Productive Wells	8
Marketing Arrangements	9
Our Principal Customers	9
Competition	9
Applicable Laws and Regulations	10
Our Employees	16
Available Information	16
Non-GAAP Financial Measures and Reconciliations	17
Item 1A. Risk Factors	19
Risks Related to Our Business	19
Risks Related to Our Common Stock	33
Item 1B. Unresolved Staff Comments	33
Item 2. Properties	34
Our Oil and Natural Gas Reserves	34
Developed and Undeveloped Acreage	38
Title to Our Properties	39
Item 3. Legal Proceeding	39
Item 4. Mine Safety Disclosure	39

PART II	40
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	40
Market Information	40
Dividend Policy	40
Repurchase of Equity Securities	40
Item 6. Selected Financial Data	41
Selected Historical Financial Information	41
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	44
Overview	44
Financial and Operating Performance	45
Commodity Prices	46
Recent Events	48
Derivative Financial Instruments	49
Results of Operations	50
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012	53
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011	59
Capital Commitments, Capital Resources and Liquidity	65
Critical Accounting Policies and Practices	70
Recent Accounting Pronouncements	73
Item 7A. Quantitative and Qualitative Disclosure About Market Risk	74
Credit risk	74
Commodity price risk	74
Interest rate risk	75
Item 8. Financial Statements and Supplementary Data	76
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	76
Item 9A. Quantitative and Qualitative Disclosure About Market Risk	76
Evaluation of Disclosure Controls and Procedures	76
Changes in Internal Control over Financial Reporting	76
Item 9B. Other Information	79

PART III	80
Item 10. Directors, Executive Officers and Corporate Governance	80
Item 11. Executive Compensation	80
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	80
Equity Compensation Plans	80
Item 13. Certain Relationships and Related Transactions, and Director Independence	80
Item 14. Principal Accounting Fees and Services	80

PART IV	81
Item 15. Exhibits, Financial Statement Schedules	81

GLOSSARY OF TERMS	87
SIGNATURES	91
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS	F-1

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in or incorporated by reference into this report that express a belief, expectation, or intention, or that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements include statements, projections and estimates concerning our operations, performance, business strategy, oil and natural gas reserves, drilling program, capital expenditures, liquidity and capital resources, the timing and success of specific projects, outcomes and effects of litigation, claims and disputes, derivative activities and potential financing. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. Forward-looking statements are not guarantees of performance. We have based these forward-looking statements on our current expectations and assumptions about future events. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Actual results may differ materially from those implied or expressed by the forward-looking statements. These forward-looking statements speak only as of the date of this report, or if earlier, as of the date they were made. We disclaim any obligation to update or revise these statements unless required by law, and we caution you not to rely on them unduly. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties relating to, among other matters, the risks discussed “Item 1A. Risk Factors,” as well as those factors summarized below:

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

•         the effects of government regulation, permitting and other legal requirements, including new legislation or regulation of hydraulic fracturing and the export of oil and natural gas;

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

PART I

Item 1. Business

General

Concho Resources Inc., a Delaware corporation (“Concho,” the “Company,” “we,” “us” and “our”) formed in February 2006, is an independent oil and natural gas company engaged in the acquisition, development and exploration of oil and natural gas properties. Our core operating areas are located in the Permian Basin region of Southeast New Mexico and West Texas, a large onshore oil and natural gas basin in the United States. The Permian Basin is one of the most prolific oil and natural gas producing regions in the United States and is characterized by an extensive production history, long reserve life, multiple producing horizons and enhanced recovery potential. We refer to our three core operating areas as the (i) New Mexico Shelf, where we primarily target the Yeso formation both on a vertical and horizontal basis, (ii) Delaware Basin, where we primarily target the Bone Spring formation (including the Avalon shale and the Bone Spring sands) and the Wolfcamp shale, primarily on a horizontal basis, and (iii) Texas Permian, where we primarily target the Wolfberry, a term applied to the combined Wolfcamp and Spraberry horizons, primarily on a vertical basis and the Wolfcamp shale on a horizontal basis. We intend to grow our reserves and production through development drilling and exploration activities on our multi-year project inventory and through acquisitions that meet our strategic and financial objectives.

Acquisitions

Three Rivers Acquisition

In July 2012, we completed an acquisition of producing and non-producing assets from Three Rivers Operating Company LLC and certain affiliated entities (the “Three Rivers Acquisition”) for cash consideration of approximately $1.0 billion. These assets are located in the Permian Basin, and consist of large positions in the Company's core northern Delaware Basin play, the Midland Basin Wolfberry play, and the emerging southern Midland Basin horizontal Wolfcamp and Cline shale plays. We estimated that the Three Rivers Acquisition had approximately 45.5 MMBoe of proved reserves at closing. The Three Rivers Acquisition was primarily funded with borrowings under our credit facility.

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

Other Delaware Basin Acquisitions. In four acquisitions during the third and fourth quarters of 2011 we acquired additional non-producing acreage in the Delaware Basin for approximately $79.0 million in cash. These acquisitions were primarily funded with borrowings under our credit facility.

Divestitures

In December 2012, we sold certain of our non-core assets, some of which were acquired in the Three Rivers Acquisition, for cash consideration of approximately $503.1 million and recognized a pre-tax gain on the disposition of assets (included in discontinued operations) of approximately $0.9 million. For the year ended December 31, 2012, these assets produced an average of 4,937 Boe per day, which was approximately 63 percent oil. We estimate that the proved reserves of these assets at closing were approximately 35.3 MMBoe.

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

Business and Properties

Our core operations are focused in the Permian Basin, which underlies an area of Southeast New Mexico and West Texas approximately 250 miles wide and 300 miles long. Commercial accumulations of hydrocarbons occur in multiple stratigraphic horizons, at depths ranging from approximately 1,000 feet to over 25,000 feet. At December 31, 2013, substantially all of our 502.9 MMBoe total estimated proved reserves were located in our core operating areas and consisted of approximately 61.1 percent oil and 38.9 percent natural gas. We have assembled a multi-year inventory of vertical and horizontal development drilling and exploration projects, including projects to further evaluate (i) the areal extent of the Yeso formation and the Wolfberry play, (ii) the Brushy Canyon, Bone Spring and Wolfcamp formations in the Delaware Basin and (iii) the Spraberry and Wolfcamp formations in the Texas Permian, which we believe will allow us to grow our proved reserves and production.

We have assembled an exploration team that continually evaluates opportunities that could develop into an emerging play. We view an emerging play as an area where we can acquire large undeveloped acreage positions and apply horizontal drilling or advanced fracture stimulation technologies to achieve economic and repeatable production results.

The following table sets forth information with respect to drilling of wells commenced during the periods indicated:

	Years Ended December 31,
	2013	2012	2011

Gross wells	633	840	810
Net wells	371	519	574

Percent of gross wells drilled horizontally	43.8%	26.8%	11.0%

Percent of gross wells:
Producers	83.1%	80.0%	76.0%
Unsuccessful	0.3%	1.0%	0.2%
Awaiting completion at year-end	16.6%	19.0%	23.8%
	100.0%	100.0%	100.0%

In 2013, we drilled 43.8 percent of our wells horizontally. We will continue to evaluate converting our identified vertical locations to horizontal opportunities, where possible. We believe horizontal drilling is more capital efficient than vertical drilling in many situations. In 2014, we plan to spend approximately 90 percent of our drilling and completion costs budget on horizontal drilling opportunities.

We produced approximately 33.6 MMBoe, 29.8 MMBoe and 23.6 MMBoe of oil and natural gas during 2013, 2012 and 2011, respectively. Included in those production amounts are 1,807 MBoe and 1,679 MBoe of production related to our discontinued operations during 2012 and 2011, respectively. In addition, we increased our average daily production from 84.7 MBoe during the fourth quarter of 2012 to 97.0 MBoe during the fourth quarter of 2013. During 2013, approximately 44 percent of our total production was attributable to horizontal wells. During 2013, we increased our total estimated proved reserves by approximately 55.7 MMBoe, after giving effect to acquisitions of 1.6 MMBoe.

Summary of Core Operating Areas and Other Plays

The following is a summary of information regarding our core operating areas and other plays:

	December 31, 2013									Year Ended
										December 31,
	Estimated					Gross				2013 Average
	Proved	PV-10				Identified		Total	Total	Daily
	Reserves	($ in			% Proved	Drilling		Gross	Net	Production
Areas	(MBoe)	millions)		% Oil	Developed	Locations		Acreage	Acreage	(Boe per Day)

Core Operating Areas:
New Mexico Shelf	225,534	$4,210.5		63.1%	70.8%	2,700		209,437	88,774	33,785
Delaware Basin	138,079	2,679.0		57.2%	45.9%	10,600		514,056	342,572	36,618
Texas Permian	139,199	2,139.1		61.8%	57.4%	8,500		418,382	147,180	21,737
Other	109	0.9		7.3%	100.0%	-		35,261	25,846	10
Total	502,921	$9,029.5	(a)	61.1%	60.3%	21,800	(b)	1,177,136	604,372	92,150

(a)      Our Standardized Measure at December 31, 2013 was $6.2 billion. The present value of estimated future net revenues discounted at an annual rate of 10 percent (“PV-10”) is not a GAAP financial measure and is derived from the Standardized Measure, which is the most directly comparable GAAP financial measure. PV-10 is a computation of the Standardized Measure on a pre-tax basis. PV-10 is equal to the Standardized Measure at the applicable date, before deducting future income taxes, discounted at 10 percent. We believe that the presentation of PV-10 is relevant and useful to investors because it presents the discounted future net cash flows attributable to our estimated proved reserves prior to taking into account future corporate income taxes, and it is a useful measure for evaluating the relative monetary significance of our oil and natural gas assets. Further, investors may utilize the measure as a basis for comparison of the relative size and value of our reserves to other companies. We use this measure when assessing the potential return on investment related to our oil and natural gas assets. PV-10, however, is not a substitute for the Standardized Measure. Our PV-10 measure and the Standardized Measure do not purport to present the fair value of our oil and natural gas reserves. See “Item 1. Business —Non-GAAP Financial Measures and Reconciliations.”

(b)     Of the 21,800 gross identified drilling locations, approximately 2,000 locations were associated with proved reserves. In addition, a portion of the increase in the number of gross identified drilling locations as compared to December 31, 2012 is attributable to the application of our identification methodology to a greater proportion of our acreage, to a greater number of targeted zones and assuming tighter well spacing.

______________________________________________________________________________________________________________________________

Core operating areas

New Mexico Shelf.  This area represents our most significant concentration of assets and, at December 31, 2013, we had estimated proved reserves in this area of 225.5 MMBoe, representing 44.8 percent of our total proved reserves and 46.6 percent of our PV-10.

Within this area our primary objectives are the Yeso, San Andres and Grayburg formations, with producing depths ranging from approximately 900 feet to 7,500 feet. We have drilled and plan to continue to evaluate drilling horizontally in the Yeso formation. During 2013, we continued our development of the Yeso formation on 10 and 20 acre spacing.

During the year ended December 31, 2013, we commenced drilling or participated in the drilling of 197 (98 net) wells in this area, of which 170 (87 net) wells were completed as producers, 2 (2 net) wells were unsuccessful and 25 (9 net) wells were in various stages of drilling and completion at December 31, 2013. During 2013, approximately 30 percent of the wells we commenced or participated in drilling were drilled horizontally.

At December 31, 2013, we had 209,437 gross (88,774 net) acres in this area. At December 31, 2013, on our assets in this area, we had identified approximately 2,700 gross drilling locations, with proved reserves attributed to approximately 600 of such locations. Of these 2,700 drilling locations, approximately 1,100 locations target the Yeso formation vertically, approximately 1,250 locations target the Yeso formation horizontally, and the remaining drilling locations target other objectives.

In 2014, we plan to spend approximately $152 million, or 7 percent, of our 2014 capital budget on drilling and completion costs on the New Mexico Shelf assets, with which we expect to drill 147 (59 net) wells. In 2014, we expect that approximately 37 percent of these wells will be drilled horizontally.

Delaware Basin.  At December 31, 2013, we had estimated proved reserves in the Delaware Basin of 138.1 MMBoe, representing  27.4 percent of our total proved reserves and 29.7 percent of our PV-10.

Within this area, we utilize horizontal drilling and fracturing technologies to target (i) the oil-prone Bone Spring formation that includes (a) three Bone Spring sandstone members and (b) the Avalon shale member and (ii) the Wolfcamp shale. These formations produce from 4,700 feet to 13,500 feet for our currently targeted activity. Within the Delaware Basin, we have drilled and are also actively evaluating the Delaware sands and Penn shale opportunities on our acreage.

During the year ended December 31, 2013, we commenced drilling or participated in the drilling of 202 (130 net) wells in this area, of which 148 (90 net) wells were completed as producers and 54 (40 net) wells were in various stages of drilling and completion at December 31, 2013. During 2013, we continued (i) development and step-out activity on the Brushy Canyon sands, Avalon shale, Bone Spring sands and Wolfcamp shale and (ii) evaluation of our fracture stimulation procedures in the completion of certain horizontal wells. During 2013, approximately 98 percent of the wells we commenced or participated in drilling were drilled horizontally.

At December 31, 2013, we had 514,056 gross (342,572 net) acres in this area.  At December 31, 2013, we had identified approximately 10,600 gross drilling locations, with proved reserves attributed to approximately 400 of such locations. These locations include approximately 6,000 targeting the Bone Spring sands, approximately 1,500 targeting the Avalon shale, approximately 2,200 targeting the Wolfcamp shale, approximately 850 targeting the Brushy Canyon, and the remaining drilling locations targeting other objectives.

In 2014, we plan to spend approximately $1.4 billion, or 70 percent, of our 2014 capital budget on drilling and completion costs on the Delaware Basin assets, with which we expect to drill 281 (191 net) wells. In 2014, we expect that approximately 99 percent of these wells will be drilled horizontally.

Texas Permian.  At December 31, 2013, our estimated proved reserves of 139.2 MMBoe in this area accounted for 27.7 percent of our total proved reserves and 23.7 percent of our PV-10 value.

Our primary objectives in the Texas Permian area are (i) the vertical Wolfberry and (ii) the horizontal Wolfcamp in the Midland Basin. “Wolfberry” is the term applied to the combined production from the Spraberry and Wolfcamp horizons out of vertical wellbores, which are typically encountered at depths of 7,500 feet to 10,500 feet. These formations are comprised of a sequence of basinal, interbedded sands, shales and carbonates. On our Texas Permian assets we are continuing to evaluate (i) 20-acre downspacing on the Wolfberry assets, (ii) the horizontal Spraberry and Wolfcamp drilling and (iii) the other potential zones on our acreage, such as the Cline shale (a Pennsylvanian age formation).

At December 31, 2013, we had 418,382 gross (147,180 net) acres in this area. At December 31, 2013, we had identified approximately 8,500 gross drilling locations, with proved reserves attributed to approximately 1,000 of such drilling locations. Of these 8,500 drilling locations, approximately 1,900 target the vertical Wolfberry play through 40-acre spacing, approximately 2,600 target the vertical Wolfberry play on 20-acre spacing, approximately 1,400 target the vertical shallow Wolfcamp, approximately 2,500 target the horizontal Spraberry and Wolfcamp, and the remaining drilling locations target other objectives.

During the year ended December 31, 2013, we commenced drilling or participated in the drilling of 234 (143 net) wells in this area, of which 208 (130 net) wells were completed as producers and 26 (13 net) wells were in various stages of drilling and completion at December 31, 2013. During 2013, approximately 9 percent of the wells we commenced or participated in drilling were drilled horizontally.

In 2014, we plan to spend approximately $459 million, or 23 percent, of our 2014 capital budget on drilling and completion costs on the Texas Permian assets, with which we expect to drill 190 (99 net) wells. In 2014, we expect that approximately 42 percent of these wells will be drilled horizontally.

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

	Years Ended December 31,
	2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net

Development wells:
Productive	354	204	468	318	503	371
Dry	-	-	1	1	-	-
Exploratory wells:
Productive	321	184	331	191	331	209
Dry	4	4	4	3	-	-
Total wells:
Productive	675	388	799	509	834	580
Dry	4	4	5	4	-	-
Total	679	392	804	513	834	580

The following table sets forth information about our wells for which drilling was in-progress or are pending completion at December 31, 2013, which are not included in the above table:

	Drilling In-Progress		Pending Completion
	Gross	Net	Gross	Net

Development wells	5	3	39	20
Exploratory wells	21	14	49	30
Total	26	17	88	50

Our Production, Prices and Expenses

The following table sets forth summary information concerning our production and operating data from continuing operations for the years ended December 31, 2013, 2012 and 2011. The table below excludes production and operating data that we have classified as discontinued operations, which is more fully described in Note N of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.” The actual historical data in this table excludes results from the (i) Three Rivers Acquisition for periods prior to July 2012, (ii) PDC Acquisition for periods prior to March 2012 and (iii) OGX Acquisition for periods prior to December 2011. Because of normal production declines, increased or decreased drilling activities and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as being indicative of future results.

	Years Ended December 31,
	2013	2012	2011

Production and operating data from continuing operations:
Net production volumes:
Oil (MBbl)	21,126	16,859	13,446
Natural gas (MMcf)	75,054	66,613	51,118
Total (MBoe)	33,635	27,961	21,966
Average daily production volumes:
Oil (Bbl)	57,879	46,063	36,838
Natural gas (Mcf)	205,627	182,003	140,049
Total (Boe)	92,150	76,397	60,180
Average prices:
Oil, without derivatives (Bbl)	$91.76	$87.96	$91.34
Oil, with derivatives (Bbl) (a)	$89.79	$89.29	$83.61
Natural gas, without derivatives (Mcf)	$5.08	$5.06	$7.62
Natural gas, with derivatives (Mcf) (a)	$5.21	$5.07	$8.13
Total, without derivatives (Boe)	$68.97	$65.08	$73.65
Total, with derivatives (Boe) (a)	$68.01	$65.93	$70.09
Operating costs and expenses per Boe:
Lease operating expenses and workover costs	$7.85	$6.90	$6.69
Oil and natural gas taxes	$5.69	$5.39	$5.96
Depreciation, depletion and amortization	$22.97	$20.56	$18.21
General and administrative	$5.04	$4.79	$4.48

(a)	Includes the effect of cash settlements received from (paid on) commodity derivatives not designated as hedges:

	Years Ended December 31,
(in thousands)	2013	2012	2011

Cash receipts from (payments on) derivatives not designated as hedges:
Oil derivatives	$(41,616)	$22,411	$(103,969)
Natural gas derivatives	9,275	1,125	25,739
Interest rate derivatives	-	-	(6,624)
Total cash receipts from (payments on) derivatives	$(32,341)	$23,536	$(84,854)

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

Productive Wells

The following table sets forth the number of productive oil and natural gas wells on our properties at December 31, 2013, 2012 and 2011. This table does not include wells in which we own a royalty interest only.

	Gross Productive Wells			Net Productive Wells
		Natural			Natural
	Oil	Gas	Total	Oil	Gas	Total

December 31, 2013
Core Operating Areas:
New Mexico Shelf	2,962	102	3,064	2,416	44	2,460
Delaware Basin	785	405	1,190	424	177	601
Texas Permian	2,226	47	2,273	1,047	17	1,064
Total	5,973	554	6,527	3,887	238	4,125

December 31, 2012
Core Operating Areas:
New Mexico Shelf	2,719	105	2,824	2,288	46	2,334
Delaware Basin	586	404	990	311	175	486
Texas Permian	1,972	45	2,017	925	18	943
Total	5,277	554	5,831	3,524	239	3,763

December 31, 2011
Core Operating Areas:
New Mexico Shelf	2,757	114	2,871	2,181	46	2,227
Delaware Basin	416	319	735	212	124	336
Texas Permian	1,893	5	1,898	781	3	784
Total	5,066	438	5,504	3,174	173	3,347

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

Oil. We do not transport, refine or process the oil we produce. A significant portion of our oil in Southeast New Mexico, primarily on the New Mexico Shelf, is connected directly to oil gathering pipelines. Most of our gathered oil from the New Mexico Shelf is utilized in a two-refinery complex in Southeast New Mexico. Our New Mexico Delaware Basin production is sold to six to eight different oil purchasers. A significant portion of our West Texas production is on pipeline. Most of this production is sweet crude and is transported by third parties to the Cushing, Oklahoma hub. The balance of our oil in these areas that is not directly connected to pipeline is (i) trucked to unloading stations on those same pipelines or (ii) railed to the Gulf Coast in lieu of transporting by pipeline. We sell the majority of the oil we produce under contracts using market-based pricing. This price is then adjusted for differentials based upon delivery location and oil quality.

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

For 2013, revenues from oil and natural gas sales to Holly Frontier Refining and Marketing, LLC and Enterprise Crude Oil, LLC accounted for approximately 30 percent and 13 percent, respectively, of our total operating revenues. While the loss of either of these purchasers may result in a temporary interruption in sales of, or a lower price for, our production, we believe that the loss of any of these purchasers would not have a material adverse effect on our operations, as there are alternative purchasers in our producing regions.

Competition

The oil and natural gas industry in the regions in which we operate is highly competitive. We encounter strong competition from numerous parties, ranging generally from small independent producers to major integrated companies. We primarily encounter significant competition in acquiring properties, contracting for drilling, pressure pumping and workover equipment and securing trained personnel. Many of these competitors have financial, technical and personnel resources substantially larger than ours. As a result, our competitors may be able to pay more for desirable properties, or to evaluate, bid for and purchase a greater number of properties or prospects than our financial or personnel resources will permit.

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

Effective November 4, 2009, pursuant to the Energy Independence and Security Act of 2007, the Federal Trade Commission (“FTC”) issued a rule prohibiting market manipulation in the petroleum industry. The FTC rule prohibits any person, directly or indirectly, in connection with the purchase or sale of oil, gasoline or petroleum distillates at wholesale, from knowingly engaging in any act, practice or course of business, including the making of any untrue statement of material fact, that operates or would operate as a fraud or deceit upon any person, or intentionally failing to state a material fact that under the circumstances renders a statement made by such person misleading, provided that such omission distorts or is likely to distort market conditions for any such product. A violation of this rule may result in civil penalties of up to $1 million per day per violation, in addition to any applicable penalty under the Federal Trade Commission Act.

Regulation of transportation and sale of natural gas.  Historically, the transportation and sale for resale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938 (the “Natural Gas Act”), the Natural Gas Policy Act of 1978 (the “Natural Gas Policy Act”) and regulations issued under those acts by the FERC. In the past, the federal government has regulated the prices at which natural gas could be sold. While sales by producers of natural gas can currently be made at uncontrolled market prices, Congress could reenact price controls in the future, and market participants are prohibited from engaging in market manipulation. Deregulation of wellhead natural gas sales began with the enactment of the Natural Gas Policy Act. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act, which removed all Natural Gas Act and Natural Gas Policy Act price and non-price controls affecting wellhead sales of natural gas effective January 1, 1993.

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

Water discharges. The federal Water Pollution Control Act (the “Clean Water Act”) and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Spill prevention, control and countermeasure requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. The Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations.

Safe Drinking Water Act. Our oil and natural gas exploration and production operations generate produced water, drilling muds, and other waste streams, some of which may be disposed via injection in underground wells situated in non-producing subsurface formations. The drilling and operation of these injection wells are regulated by the Safe Drinking Water Act (“SDWA”). The Underground Injection Well Program under the SDWA requires that we obtain permits from the EPA or delegated state agencies for our disposal wells, establishes minimum standards for injection well operations, restricts the types and quantities of fluids that may be injected and prohibits the migration of fluid containing any contaminants into underground sources of drinking water. Any leakage from the subsurface portions of the injection wells may cause degradation of freshwater, potentially resulting in cancellation of operations of a well, imposition of fines and penalties from governmental agencies, incurrence of expenditures for remediation of affected resources, and imposition of liability by landowners or other parties claiming damages for alternative water supplies, property damages, and personal injuries.  While we believe that we have obtained the necessary permits from the applicable regulatory agencies for our underground injection wells and that we are in substantial compliance with permit conditions and federal and state rules, any changes in the laws or regulations or the inability to obtain permits for new injection wells in the future may affect our ability to dispose of produced waters and would ultimately increase the cost of our operations, which costs could be significant. Furthermore, in response to recent seismic events near underground injection wells used for the disposal of oil and gas-related wastewaters, federal and some state agencies have begun investigating whether such wells have caused increased seismic activity, and some states have shut down or imposed moratoria on the use of such injection wells.  If new regulatory initiatives are implemented that restrict or prohibit the use of underground injection wells in areas where we rely upon the use of such wells in our operations, our costs to operate may significantly increase, and our ability to continue production may be delayed or limited, which could have a material adverse effect on our results of operations and financial position.

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

For example, in August 2012, the EPA adopted new rules that make all oil and gas operations (production, processing, transmission, storage and distribution) subject to regulation under the New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAPS”) programs. With regards to production activities, these final rules require, among other things, the reduction of volatile organic compound emissions from three subcategories of fractured and refractured gas wells for which well completion operations are conducted:  wildcat (exploratory) and delineation gas wells; low reservoir pressure non-wildcat and non-delineation gas wells; and all “other” fractured and refractured gas wells.  All three subcategories of wells are currently required to route flow back emissions to a gathering line or be captured and combusted using a combustion device, such as a flare.  However, the wells in the “other” category are required to use the reduced emission completion (“REC”) techniques developed in EPA’s Natural Gas STAR program after January 1, 2015. Further, the new NESHAPS regulations impose maximum achievable control technology (“MACT”) standards for those glycol dehydrators and storage vessels at major sources of hazardous air pollutants not currently subject to MACT standards.  We are currently evaluating the effect these rules could have on our business.

Climate change.   In December 2009, the EPA determined that emissions of carbon dioxide, methane and other “greenhouse gases”, or GHGs, present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes.  Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of GHGs under existing provisions of the CAA. The EPA initially  adopted two sets of rules regulating GHG emissions under the CAA, one of which requires a reduction in emissions of GHGs from motor vehicles and the other of which regulates emissions of GHGs from certain large stationary sources; both rules became effective in January 2011. The EPA’s rules relating to emissions of GHGs are currently subject to a number of legal challenges, but the federal courts have thus far declined to issue any injunctions to prevent the EPA from implementing, or requiring state environmental agencies to implement, the rules. Also, in 2011, the EPA adopted rules requiring the reporting of GHG emissions from specified large GHG emission sources in the United States, including certain onshore oil and natural gas facilities, on an annual basis beginning in 2012 for emissions occurring in 2011. We fulfilled our 2012 emissions reporting in 2013 as required by the EPA’s rules.

While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce emissions of GHGs in recent years. In the absence of Congressional action, almost one-half of the states have taken legal measures to reduce emissions of GHGs gases primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs.  Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and natural gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall GHG emission reduction goal.

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

Hydraulic fracturing. Hydraulic fracturing is an important and common practice that is used to stimulate production of oil and/or natural gas from dense subsurface rock formations.  The hydraulic fracturing process involves the injection of water, sand, and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. We routinely use hydraulic fracturing as part of our operations. The process is typically regulated by state oil and natural gas commissions, but the EPA has asserted federal regulatory authority pursuant to the SDWA over certain hydraulic fracturing activities involving the use of diesel.  In addition, legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. At the state level, several states have adopted or are considering legal requirements that could impose more stringent permitting, disclosure, and well construction requirements on hydraulic fracturing activities. For example, New Mexico adopted hydraulic fracturing fluid disclosure requirements in February 2012 and in May 2013 and the Texas Railroad Commission (“RRC”) adopted new rules governing well casing, cementing and other standards for ensuring that hydraulic fracturing operations do not contaminate nearby water resources.  We believe that we follow applicable standard industry practices and legal requirements for groundwater protection in our hydraulic fracturing activities. Nonetheless, if new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

In addition, certain governmental reviews are either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices.  The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices, and the EPA is performing a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater resources.  The EPA has indicated that it expects to issue its study report in late 2014.  Moreover, the EPA is developing effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities and plans to propose these standards sometime in 2014.  Other governmental agencies, including the United States Department of Energy and the United States Department of the Interior, are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the federal SDWA or other regulatory mechanisms.

To our knowledge, there have been no citations, suits, or contamination of potable drinking water arising from our fracturing operations. We do not have insurance policies in effect that are intended to provide coverage for losses solely related to hydraulic fracturing operations; however, we believe our general liability and excess liability insurance policies may cover third-party claims related to hydraulic fracturing operations and associated legal expenses in accordance with, and subject to, the terms of such policies.  If new laws or regulations significantly restrict hydraulic fracturing activities or impose burdens on new permitting or operating requirements, our ability to utilize hydraulic fracturing may be curtailed, and this may in turn reduce the amount of oil and natural gas that we are ultimately able to produce from our reserves.

Endangered species.  The federal Endangered Species Act and analogous state laws regulate activities that could have an adverse effect on threatened or endangered species.  Some of our drilling operations are conducted in areas where protected species are known to exist.  In these areas, we may be obligated to develop and implement plans to avoid potential adverse impacts to protected species, and we may be prohibited from conducting drilling operations in certain locations or during certain seasons, such as breeding and nesting seasons, when our operations could have an adverse effect on the species.  It is also possible that a federal or state agency could order a complete halt to drilling activities in certain locations if it is determined that such activities may have a serious adverse effect on a protected species.  The presence of a protected species in areas where we perform drilling activities could impair our ability to timely complete drilling and developmental operations and could adversely affect our future production from those areas. Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia in September 2011, the U.S. Fish and Wildlife Service is required to make a determination on listing of numerous species as endangered or threatened under the ESA before the completion of the agency’s 2017 fiscal year. The designation of previously unprotected species as threatened or endangered in areas where we or our oil and natural gas exploration and production customers operate could cause us or our customers to incur increased costs arising from species protection measures and could result in delays or limitations in our customers’ performance of operations, which could reduce demand for our midstream services.

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

We believe that we are in substantial compliance with existing environmental laws and regulations applicable to our current operations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations. For instance, we did not incur any material capital expenditures for remediation or pollution control activities during 2013. Additionally, as of the date of this report, we are not aware of any environmental issues or claims that will require material capital expenditures during 2014. However, we cannot assure you that the passage or application of more stringent laws or regulations in the future will not have a negative impact on our financial position or results of operation.

Our Employees

Our corporate headquarters are located at One Concho Center, 600 West Illinois Avenue, Midland, Texas 79701. We also maintain various field offices in Texas and New Mexico. At December 31, 2013, we had 868 employees, 282 of whom were employed in field operations. Our future success will depend partially on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We consider our relations with our employees to be good. We also utilize the services of independent contractors to perform various field and other services.

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

The following table provides a reconciliation of PV-10 to the standardized measure of discounted future net cash flows at December 31, 2013, 2012 and 2011:

	December 31,
(in millions)	2013	2012	2011

PV-10	$9,029.5	$8,327.0	$8,399.8
Present value of future income taxes discounted at 10%	(2,785.1)	(2,538.9)	(2,698.7)
Standardized measure of discounted future net cash flows	$6,244.4	$5,788.1	$5,701.1

EBITDAX

We define EBITDAX as net income (loss), plus (1) exploration and abandonments expense, (2) depreciation, depletion and amortization expense, (3) accretion expense, (4) impairments of long-lived assets, (5) non-cash stock-based compensation expense, (6) bad debt expense, (7)  (gain) loss on derivatives not designated as hedges, (8) cash receipts from (payments on) derivatives not designated as hedges, (9) loss on disposition of assets, net, (10) interest expense, (11) loss on extinguishment of debt, (12) federal and state income taxes on continuing operations and (13) similar items listed above that are presented in discontinued operations. EBITDAX is not a measure of net income or cash flow as determined by GAAP.

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

The following table provides a reconciliation of net income (loss) to EBITDAX:

	Years Ended December 31,
(in thousands)	2013	2012	2011	2010	2009

Net income (loss)	$251,003	$431,689	$548,137	$204,370	$(9,802)
Exploration and abandonments	109,549	39,840	11,394	10,130	10,632
Depreciation, depletion and amortization	772,608	575,128	400,022	211,487	162,975
Accretion of discount on asset retirement obligations	6,047	4,187	2,444	1,079	690
Impairments of long-lived assets	65,375	-	439	11,614	7,880
Non-cash stock-based compensation	35,078	29,872	19,271	12,931	9,040
Bad debt expense	-	-	-	870	(1,035)
(Gain) loss on derivatives not designated as hedges	123,652	(127,443)	23,350	87,325	156,857
Cash receipts from (payments on) derivatives not
designated as hedges	(32,341)	23,536	(84,854)	(13,824)	82,416
Loss on disposition of assets, net	1,268	372	1,139	58	114
Interest expense	218,581	182,705	118,360	60,087	28,292
Loss on extinguishment of debt	28,616	-	-	-	-
Income tax expense (benefit) on continuing operations	118,237	251,041	261,800	101,613	(28,890)
Discontinued operations	(12,081)	64,701	(26,343)	55,254	56,039
EBITDAX	$1,685,592	$1,475,628	$1,275,159	$742,994	$475,208

Item 1A.  Risk Factors

You should consider carefully the following risk factors together with all of the other information included in this report and other reports filed with the SEC before investing in our securities.  If any of the following risks were actually to occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our securities could decline and you could lose all or part of your investment.

Risks Related to Our Business

Oil, natural gas and natural gas liquid prices are volatile. A decline in oil,  natural gas and natural gas liquid prices could adversely affect our financial position, financial results, cash flow, access to capital and ability to grow.

Our future financial condition, revenues, results of operations, rate of growth and the carrying value of our oil and natural gas properties depend primarily upon the prices we receive for our oil and natural gas production and the prices prevailing from time to time for oil, natural gas and natural gas liquids. Oil, natural gas, and natural gas liquid prices historically have been volatile, and are likely to continue to be volatile in the future, especially given current geopolitical conditions. This price volatility also affects the amount of cash flow we have available for capital expenditures and our ability to borrow money or raise additional capital. The prices for oil, natural gas and natural gas liquids are subject to a variety of factors beyond our control, including:

•         the level of consumer demand for oil, natural gas and natural gas liquids;

•         the domestic and foreign supply of oil, natural gas, and natural gas liquids;

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

•         variations between product prices at sales points and applicable index prices; and

•         worldwide economic conditions.

Furthermore, oil and natural gas prices continued to be volatile in 2013. For example, the NYMEX oil prices in 2013 ranged from a high of $110.53 to a low of $86.68 per Bbl and the NYMEX natural gas prices in 2013 ranged from a high of $4.46 to a low of $3.11 per MMBtu. Further, the NYMEX oil prices and NYMEX natural gas prices reached lows of $91.66 per Bbl and $4.01 per MMBtu, respectively, during the period from January 1, 2014 to February 18, 2014.

Declines in oil, natural gas and natural gas liquid prices would not only reduce our revenue, but could also reduce the amount of oil and natural gas that we can produce economically. This in turn would lower the amount of oil and natural gas reserves we could recognize and, as a result, could have a material adverse effect on our financial condition and results of operations. If the oil and natural gas industry experiences significant price declines, we may, among other things, be unable to maintain or increase our borrowing capacity, repay current or future indebtedness or obtain additional capital on attractive terms, all of which can adversely affect the value of our securities.

Drilling for and producing oil and natural gas are high-risk activities with many uncertainties that could cause our expenses to increase or production volumes to decrease, which would reduce our cash flows.

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

•         equipment failures or accidents;

•         adverse weather conditions;

•         reductions in oil, natural gas and natural gas liquid prices;

•         surface access restrictions;

•         loss of title or other title related issues;

•         oil, natural gas liquids or natural gas gathering, transportation and processing availability restrictions or limitations; and

•         limitations in the market for oil, natural gas and natural gas liquids.

Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight formations. We routinely utilize hydraulic fracturing techniques in many of our drilling and completion programs. The process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and natural gas commissions. However, the EPA recently asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the SDWA’s Underground Injection Control Program. Also, on May 4, 2012, the Department of the Interior's Bureau of Land Management (“BLM”) issued a proposed rule to regulate hydraulic fracturing on public and Indian land. The rule would require companies to publicly disclose the chemicals used in hydraulic fracturing operations to the BLM after fracturing operations have been completed and includes provisions addressing well-bore integrity and flowback water management plans.

Further, in August 2012, the EPA adopted new rules that make all oil and gas operations (production, processing, transmission, storage and distribution) subject to regulation under the NSPS and NESHAPS programs. With regards to production activities, these final rules require, among other things, the reduction of volatile organic compound emissions from three subcategories of fractured and refractured gas wells for which well completion operations are conducted:  wildcat (exploratory) and delineation gas wells; low reservoir pressure non-wildcat and non-delineation gas wells; and all “other” fractured and refractured gas wells.  All three subcategories of wells are currently required to route flow back emissions to a gathering line or be captured and combusted using a combustion device, such as a flare.  However, wells in the “other” category are required to use the REC techniques developed in EPA’s Natural Gas STAR program after January 1, 2015.

In addition, Congress from time to time has considered the adoption of legislation to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. Certain states, including Texas and New Mexico, have adopted, regulations that could impose more stringent permitting, public disclosure, and well construction requirements on hydraulic-fracturing operations or otherwise seek to ban fracturing activities altogether. For example, New Mexico adopted hydraulic fracturing fluid disclosure requirements in February 2012, and in May 2013 the RRC adopted new rules governing well casing, cementing and other standards for ensuring that hydraulic fracturing operations do not contaminate nearby water resources.  We believe that we follow applicable standard industry practices and legal requirements for groundwater protection in our hydraulic fracturing activities. Nonetheless, if new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

Certain governmental reviews are either underway or being proposed that focus on environmental aspects of hydraulic-fracturing practices.  For example, the White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic-fracturing practices, and the EPA is performing a study of the potential environmental impacts of hydraulic fracturing activities on drinking water and groundwater resources.  The EPA has indicated that it expects to issue its study report in late 2014.  Also, the United States Department of Energy is conducting an investigation into practices the agency could recommend to better protect the environment from drilling using hydraulic-fracturing completion methods. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanism.

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

Water is an essential component of both the drilling and hydraulic fracturing processes.  Historically, we have been able to purchase water from local land owners and other sources for use in our operations. During 2013, extreme drought conditions persisted in West Texas and Southeast New Mexico. As a result of this severe drought, some local water districts may begin restricting the use of water subject to their jurisdiction for drilling and hydraulic fracturing in order to protect the local water supply. If we are unable to obtain water to use in our operations from local sources, we may be unable to economically produce oil and natural gas, which could have an adverse effect on our financial condition, results of operations and cash flows.

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

The oil and natural gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures for the acquisition, exploration and development of oil and natural gas reserves. At December 31, 2013, debt outstanding under our credit facility was $250.0 million (and total debt at December 31, 2013 was $3.6 billion), and approximately $2.2 billion was available to be borrowed under our credit facility. Expenditures for acquisition, exploration and development of oil and natural gas properties are the primary use of our capital resources. We incurred approximately $1.9 billion in acquisition, exploration and development activities (excluding asset retirement obligations) during the year ended December 31, 2013. Under our 2014 capital budget, we currently intend to invest approximately $2.3 billion for exploration and development activities and customary acquisition of leasehold acreage.

We intend to finance our future capital expenditures, other than significant acquisitions, through cash flow from operations and through borrowings under our credit facility; however, our financing needs may require us to alter or increase our capitalization substantially through the issuance of debt or equity securities. The issuance of additional equity securities could have a dilutive effect on the value of our common stock. Additional borrowings under our credit facility or the issuance of additional debt securities will require that a greater portion of our cash flow from operations be used for the payment of interest and principal on our debt, thereby reducing our ability to use cash flow to fund working capital, capital expenditures and acquisitions. In addition, our credit facility imposes certain limitations on our ability to incur additional indebtedness other than indebtedness under our credit facility. If we desire to issue additional debt securities other than as expressly permitted under our credit facility, we will be required to seek the consent of the lenders in accordance with the requirements of the credit facility, which consent may be withheld by the lenders at their discretion. If we incur certain additional indebtedness, our borrowing base under our credit facility may be reduced. Additional financing also may not be available on acceptable terms or at all. In the event additional capital resources are unavailable, we may curtail drilling, development and other activities or be forced to sell some of our assets on an untimely or unfavorable basis.

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

We had approximately $3.6 billion of outstanding debt at December 31, 2013. At December 31, 2013, the borrowing base under our credit facility was $3.0  billion and commitments from our bank group totaled $2.5 billion, of which approximately $2.2 billion was available to be borrowed.

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

At December 31, 2013, we had approximately $250.0 million of outstanding debt under our credit facility, and our borrowing base was $3.0 billion and commitments from our bank group totaled $2.5 billion. The borrowing base under our credit facility is semi-annually redetermined based upon a number of factors, including commodity prices and reserve levels. In addition, between redeterminations we and, if requested by 66 2/3 percent of our lenders, our lenders, may each request one special redetermination. Upon a redetermination, our borrowing base could be substantially reduced, and in the event the amount outstanding under our credit facility at any time exceeds the borrowing base at such time, we may be required to repay a portion of our outstanding borrowings. If we incur certain additional indebtedness, our borrowing base under our credit facility may be reduced. We expect to utilize cash flow from operations, bank borrowings, debt and equity financings and asset sales to fund our acquisition, exploration and development activities. A reduction in our borrowing base could limit our activities. In addition, we may significantly alter our capitalization in order to make future acquisitions or develop our properties. These changes in capitalization may significantly increase our level of debt. If we incur additional debt for these or other purposes, the related risks that we now face could intensify. A higher level of debt also increases the risk that we may default on our debt obligations. Our ability to meet our debt obligations and to reduce our level of debt depends on our future performance which is affected by general economic conditions and financial, business and other factors, many of which are beyond our control.

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

Our producing properties are geographically concentrated in the Permian Basin of Southeast New Mexico and West Texas. At December 31, 2013, substantially all of our total estimated proved reserves were attributable to properties located in this area. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, market limitations, severe weather events, water shortages or other drought related conditions or interruption of the processing or transportation of oil, natural gas or natural gas liquids.

In addition to the geographic concentration of our producing properties described above, at December 31, 2013, approximately: (i) 35.9 percent of our proved reserves were attributable to the Yeso formation, which includes both the Paddock and Blinebry intervals, underlying our oil and natural gas properties located in Southeast New Mexico; (ii) 24.5 percent of our proved reserves were attributable to the Wolfberry play in West Texas; and (iii) 16 percent of our proved reserves were attributable to the Bone Spring formation located in the Delaware Basin. This concentration of assets within a small number of producing horizons exposes us to additional risks, such as changes in field-wide rules and regulations that could cause us to permanently or temporarily shut-in all of our wells within a field.

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

At December 31, 2013, we carried unproved property costs of $1.0 billion. GAAP requires periodic evaluation of these costs on a project-by-project basis in comparison to their estimated fair value. These evaluations will be affected by the results of exploration activities, commodity price circumstances, planned future sales or expiration of all or a portion of the leases, contracts and permits appurtenant to such projects. If the quantity of potential reserves determined by such evaluations is not sufficient to fully recover the cost invested in each project, we will recognize noncash charges to earnings of future periods.

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

Our commodity price risk management activities could have the effect of reducing our revenues, net income and the value of our securities. At December 31, 2013, the Company had a net derivative liability of approximately $66.2 million. An average increase in the commodity price of $10.00 per barrel of oil and $1.00 per MMBtu for natural gas from the commodity price at December 31, 2013 would have resulted in an increase in our net liability of approximately $353.4 million. We may continue to incur significant gains or losses in the future from our commodity price risk management activities to the extent market prices increase or decrease and our derivatives contracts remain in place.

Our identified inventory of drilling locations and recompletion opportunities are scheduled out over several years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling.

We have identified and scheduled the drilling of certain of our drilling locations as an estimation of our future multi-year development activities on our existing acreage. At December 31, 2013, we had identified 12,651 gross drilling locations, with proved reserves attributable to 2,019 of such locations. These identified locations represent a significant part of our growth strategy. Our ability to drill and develop these locations depends on a number of uncertainties, including: (i) our ability to timely drill wells on lands subject to complex development terms and circumstances; (ii) the availability of capital, equipment, services and personnel; (iii) seasonal conditions; (iv) regulatory and third party approvals; (v) commodity prices; and (vi) drilling and recompletion costs and results. Because of these and other potential uncertainties, we may never drill the potential locations we have identified or produce oil or natural gas from these or any other potential locations. As such, our actual development activities may materially differ from those presently identified, which could adversely affect our production, revenues and results of operations.

Approximately 39.7   percent of our total estimated proved reserves at December 31, 2013  were undeveloped, and those reserves may not ultimately be developed.

At December 31, 2013, approximately 39.7 percent of our total estimated proved reserves were undeveloped. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling. Our reserve data assumes that we can and will make these expenditures and conduct these operations successfully. These assumptions, however, may not prove correct. Our reserve report at December 31, 2013 includes estimates of total future development costs over the next five years associated with our proved undeveloped reserves of approximately $3.5 billion. If we choose not to spend the capital to develop these reserves, or if we are not otherwise able to successfully develop these reserves, we will be required to write-off these reserves. In addition, under the SEC’s reserve rules, because proved undeveloped reserves may be booked only if they relate to wells scheduled to be drilled within five years of the date of booking, we may be required to write-off any proved undeveloped reserves that are not developed within this five year timeframe. Any such write-offs of our reserves could reduce our ability to borrow money and could reduce the value of our securities.

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

If average oil prices were $10.00 per barrel lower than the average price we used, our PV-10 at December 31, 2013 would have decreased from $9.0 billion to $7.8 billion. If average natural gas prices were $1.00 per MMBtu lower than the average price we used, our PV-10 at December 31, 2013, would have decreased from $9.0 billion to $8.4 billion. Any adjustments to the estimates of proved reserves or decreases in the price of our commodities may decrease the value of our securities.

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

Market conditions or the unavailability of satisfactory oil and natural gas processing or transportation arrangements may hinder our access to oil, natural gas and natural gas liquid markets or delay our production. The availability of a ready market for our oil and natural gas production depends on a number of factors, including the demand for and supply of oil, natural gas and natural gas liquids, the proximity of reserves to pipelines and terminal facilities, competition for such facilities and the inability of such facilities to gather, transport or process our production due to shutdowns or curtailments arising from mechanical, operational or weather related matters, including hurricanes and other severe weather conditions. Our ability to market our production depends in substantial part on the availability and capacity of gathering and transportation systems, pipelines and processing facilities owned and operated by third parties. Our failure to obtain such services on acceptable terms could have a material adverse effect on our business, financial condition and results of operations. We may be required to shut in or otherwise curtail production from wells due to lack of a market or inadequacy or unavailability of oil, natural gas liquid or natural gas pipeline or gathering, transportation or processing capacity. If that were to occur, then we would be unable to realize revenue from those wells until suitable arrangements were made to market our production.

We are subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, timing, manner or feasibility of conducting our operations or that may subject us to fines or penalties for any failure to comply.

Our oil and natural gas exploration, development and production, and related saltwater disposal operations are subject to complex and stringent laws and regulations. In order to conduct our operations in compliance with these laws and regulations, we must obtain and maintain numerous permits, approvals and certificates from various federal, state, local and governmental authorities. We may incur substantial costs and experience delays in order to maintain compliance with these existing laws and regulations. If we fail to comply with the existing laws and regulations, we may incur additional costs, including fines and penalties, in order to come back into compliance. In addition, our costs of compliance may increase or our operations may be otherwise adversely affected if existing laws and regulations are revised or reinterpreted or if the government agencies responsible for enforcing certain existing laws and regulations applicable to us change their priorities or policies, or if new laws and regulations become applicable to our operations. These and other costs could have a material adverse effect on our production, revenues and results of operations.

Certain federal income tax deductions currently available with respect to oil and natural gas exploration and development may be eliminated as a result of future legislation.

President Obama’s budget proposal for the fiscal year 2014 recommended the elimination of certain key United States federal income tax preferences currently available to oil and natural gas exploration and production companies. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs and (iii) the increase in the amortization period from two years to seven years for geophysical costs paid or incurred by independent producers in connection with the exploration for, or development of, oil or natural gas within the United States.

It is unclear whether any such changes will actually be enacted or, if enacted, how soon any such changes could become effective. The passage of any legislation as a result of the budget proposal, tax reform efforts, or any other similar change in United States federal income tax law could affect certain tax deductions that are currently available to us with respect to our oil and natural gas exploration and production activities.

Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the crude oil and natural gas that we produce.

In December 2009, the EPA determined that emissions of carbon dioxide, methane and other “greenhouse gases” (“GHGs”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of GHGs under existing provisions of the CAA. The EPA recently adopted two sets of rules regulating GHG emissions under the CAA, one of which requires a reduction in emissions of GHGs from motor vehicles and the other of which regulates emissions of GHGs from certain large stationary sources, effective January 2, 2011. The EPA’s rules relating to emissions of GHGs, including emissions, from large stationary sources are currently subject to a number of legal challenges, but the federal courts have thus far declined to issue any injunctions to prevent EPA from implementing, or requiring state environmental agencies to implement, the rules. The EPA has also adopted rules requiring the reporting of GHG emissions from specified large GHG emission sources in the United States, including certain onshore oil and natural gas production facilities, on an annual basis, beginning in 2012 for emissions occurring in 2011.

While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce emissions of GHGs in recent years.  In the absence of Congressional action, almost one-half of the states have taken legal measures to reduce emissions of GHGs primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs.  Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and natural gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall GHG emission reduction goal.

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

Congress recently adopted comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, including us, which participate in that market. The new legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), became law on July 21, 2010 and requires the Commodities Futures Trading Commission (the “CFTC”) and the SEC to promulgate rules and regulations implementing the Act.  Although the CFTC has finalized certain regulations, others remain to be finalized or implemented and it is not possible at this time to predict when this will be accomplished.  In October 2011, the CFTC issued regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. The initial position limits rule was vacated by the United States District Court for the District of Columbia in September 2012. However, in November 2013, the CFTC proposed new rules that would place limits on positions in certain core futures and equivalent swaps contracts for or linked to certain physical commodities, subject to exceptions for certain bona fide hedging transactions. As these new position limit rules are not yet final, the impact of those provisions on us is uncertain at this time. The CFTC has designated certain interest rate swaps and credit default swaps for mandatory clearing and the associated rules also will require us, in connection with covered derivative activities, to comply with clearing and trade-execution requirements or take steps to qualify for an exemption to such requirements.   Although we expect to qualify for the end-user exception from the mandatory clearing requirements for swaps entered to hedge our commercial risks, the application of the mandatory clearing and trade execution requirements to other market participants, such as swap dealers, may change the cost and availability of the swaps that we use for hedging. In addition, for uncleared swaps, the CFTC or federal banking regulators may require end-users to enter into credit support documentation and/or post initial and variation margin. Posting of collateral could impact liquidity and reduce cash available to us for capital expenditures, therefore reducing our ability to execute hedges to reduce risk and protect cash flows. The proposed margin rules are not yet final, and therefore the impact of those provisions is uncertain at this time.  The Act also may require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty.

        The full impact of the Act and related regulatory requirements upon our business will not be known until the regulations are implemented and the market for derivatives contracts has adjusted. The Act and any new regulations could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts or increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the Act and regulations implementing the Act, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the Act was intended, in part, to reduce the volatility of commodity prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the Act and implementing regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on us, our financial condition and our results of operations.

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

At December 31, 2013, approximately 8.6 percent of our proved reserves were attributable to properties for which we were not the operator. As a result, the success and timing of drilling and development activities on such nonoperated properties depend upon a number of factors, including:

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

Item 1B.  Unresolved Staff Comments

There are no unresolved staff comments.

Item 2.  Properties

Our Oil and Natural Gas Reserves

The estimates of our proved reserves at December 31, 2013, all of which were located in the United States, were based on evaluations prepared by the independent petroleum engineering firms of Cawley, Gillespie & Associates, Inc. (“CGA”) and Netherland, Sewell & Associates, Inc. (“NSAI”) (collectively, our “external engineers”). Reserves were estimated in accordance with guidelines established by the SEC and the Financial Accounting Standards Board (the “FASB”).

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

Our internal professional staff works closely with our external engineers to ensure the integrity, accuracy and timeliness of data that is furnished to them for their reserve estimation process.  All of the reserve information maintained in our secure reserve engineering database is provided to the external engineers. In addition, other pertinent data is provided such as seismic information, geologic maps, well logs, production tests, material balance calculations, well performance data, operating procedures and relevant economic criteria.  We make available all information requested, including our pertinent personnel, to the external engineers as part of their preparation of our reserves.

Qualifications of responsible technical persons

J. Steve Guthrie has been our Senior Vice President of Business Operations and Engineering since November 2013.  Mr. Guthrie previously served as the Vice President of Texas from October 2010 to November 2013. Mr. Guthrie also served as Texas Asset Manager from July 2008 to October 2010 and as Corporate Engineering Manager from August 2004 to July 2008. Prior to joining the Company in 2004, Mr. Guthrie was employed by Moriah Resources as Business Development Manager, by Henry Petroleum in various engineering and operations capacities and by Exxon in several engineering and operations positions. Mr. Guthrie is a graduate of Texas Tech University with a Bachelor of Science degree in Petroleum Engineering.

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

CGA. Approximately 69 percent of the proved reserves estimates shown herein at December 31, 2013 have been independently prepared by CGA, a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies.  CGA was founded in 1960 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-693. Within CGA, the technical person primarily responsible for preparing the estimates set forth in the CGA letter dated January 24, 2014, filed as an exhibit to this Annual Report on Form 10-K, was Mr. Zane Meekins.  Mr. Meekins has been a practicing consulting petroleum engineer at CGA since 1989. Mr. Meekins is a Registered Professional Engineer in the State of Texas (License No. 71055) and has over 24 years of practical experience in petroleum engineering, with over 20 years of experience in the estimation and evaluation of reserves.  He graduated from Texas A&M University in 1987 with a Bachelor of Science degree in Petroleum Engineering. Mr. Meekins meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; he is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserve definitions and guidelines.

NSAI. Approximately 31 percent of the proved reserve estimates shown herein at December 31, 2013 have been independently prepared by NSAI, a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical person primarily responsible for preparing the estimates set forth in the NSAI letter dated January 28, 2014, filed as an exhibit to this Annual Report on Form 10-K, was Mr. G. Lance Binder.  Mr. Binder has been a practicing consulting petroleum engineer at NSAI since 1983. Mr. Binder is a Registered Professional Engineer in the State of Texas (License No. 61794) and has over 30 years of practical experience in petroleum engineering, with over 30 years of experience in the estimation and evaluation of reserves. He graduated from Purdue University in 1978 with a Bachelor of Science degree in Chemical Engineering.  Mr. Binder meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; he is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserve definitions and guidelines.

Our oil and natural gas reserves.  The following table sets forth our estimated proved oil and natural gas reserves, PV-10 and Standardized Measure at December 31, 2013. PV-10 and Standardized Measure include the present value of our estimated future abandonment and site restoration costs for proved properties net of the present value of estimated salvage proceeds from each of these properties. Our reserve estimates and our computation of future net cash flows are based on SEC pricing of (i) $93.42 per Bbl WTI posted oil price and (ii) $3.67 per MMBtu Henry Hub spot natural gas price, adjusted for location and quality by property.

	Oil	Natural Gas	Total	PV-10 (a)
	(MBbl)	(MMcf)	(MBoe)	(in millions)
Core Operating Areas:
New Mexico Shelf	142,349	499,112	225,534	$4,210.5
Delaware Basin	79,036	354,258	138,079	2,679.0
Texas Permian	85,989	319,262	139,199	2,139.1
Other	8	608	109	0.9
Total	307,382	1,173,240	502,921	9,029.5
Present value of future income taxes discounted at 10%				(2,785.1)
Standardized Measure				$6,244.4

The following table sets forth our estimated proved reserves by category at December 31, 2013:

	Oil	Natural Gas	Total	Percent of	PV-10 (a) (in millions)
	(MBbl)	(MMcf)	(MBoe)	Total

Proved developed producing	160,506	702,100	277,521	55.2%	$6,340.0
Proved developed non-producing	19,014	40,317	25,734	5.1%	514.0
Proved undeveloped	127,862	430,823	199,666	39.7%	2,175.5
Total proved	307,382	1,173,240	502,921	100.0%	$9,029.5

Total proved developed	179,520	742,417	303,255	60.3%	$6,854.0

(a)      Our Standardized Measure at December 31, 2013 was $6.2 billion. PV-10 is a Non-GAAP financial measure and is derived from the Standardized Measure which is the most directly comparable GAAP financial measure. PV-10 is a computation of the Standardized Measure on a pre-tax basis. PV-10 is equal to the Standardized Measure at the applicable date, before deducting future income taxes, discounted at 10 percent. We believe that the presentation of PV-10 is relevant and useful to investors because it presents the discounted future net cash flows attributable to our estimated proved reserves prior to taking into account future corporate income taxes, and it is a useful measure for evaluating the relative monetary significance of our oil and natural gas assets. Further, investors may utilize the measure as a basis for comparison of the relative size and value of our reserves to other companies. We use this measure when assessing the potential return on investment related to our oil and natural gas assets. PV-10, however, is not a substitute for the Standardized Measure. Our PV-10 measure and the Standardized Measure do not purport to present the fair value of our oil and natural gas reserves.  See “Item 1. Business —Non-GAAP Financial Measures and Reconciliations.”

___________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

Changes to proved reserves. The following table sets forth the changes in our proved reserve volumes by area during the year ended December 31, 2013 (in MBoe):

			Purchases of	Revisions of
		Extensions and	Minerals-in-	Previous
	Production	Discoveries	Place	Estimates

Core Operating Areas:
New Mexico Shelf	(12,332)	24,558	-	(11,061)
Delaware Basin	(13,366)	68,159	1,558	(15)
Texas Permian	(7,934)	12,622	-	(6,448)
Other	(3)	-		(5)
Total	(33,635)	105,339	1,558	(17,529)

Extensions and discoveries. Extensions and discoveries are primarily the result of our continued success from our extension and infill drilling in the Yeso of Southeast New Mexico and the Wolfberry in West Texas and our exploratory drilling success in the Delaware Basin.

Purchases of minerals-in-place.  Our purchases of minerals-in-place are composed of approximately 1.6 MMBoe from various acquisitions throughout the year.

Revisions of previous estimates.  Revisions of previous estimates are comprised of (i) 0.3 MMBoe of positive price revisions, (ii) 14.4 MMBoe of proved undeveloped reserves reclassified to unproved reserves because they are no longer expected to be developed within the five years of their initial recording required by SEC rules and (iii) a 3.4 MMBoe net negative revision resulting from both positive and negative technical and performance evaluations. Our proved reserves at December 31, 2013 were determined using the SEC prices of $93.42 per Bbl of oil for WTI and $3.67 per MMBtu of natural gas for Henry Hub spot, compared to corresponding prices of $91.21 per Bbl of oil and $2.76 per MMBtu of natural gas at December 31, 2012.

Proved undeveloped reserves.  At December 31, 2013, we had approximately 199.7 MMBoe of proved undeveloped reserves as compared to 175.3 MMBoe at December 31, 2012.

The following table summarizes the changes in our proved undeveloped reserves during 2013 (in MBoe):

At December 31, 2012	175,349
Extensions and discoveries	68,736
Purchases of minerals-in-place	1,398
Revisions of previous estimates	(20,061)
Conversion to proved developed reserves	(25,756)
At December 31, 2013	199,666

Our extensions and discoveries are primarily the result of our continued success from our extension and infill drilling in the Yeso of Southeast New Mexico and the Wolfberry in West Texas and our drilling success in the Delaware Basin. Our purchases of minerals-in-place are composed of approximately 1.4 MMBoe from various acquisitions throughout the year. Our negative revisions of previous estimates of approximately 20.1 MMBoe are due in part to 14.4 MMBoe of proved undeveloped reserves reclassified to unproved reserves because they are no longer expected to be developed within the five years of their initial recording required by SEC rules.

The following table sets forth proved undeveloped reserves converted to proved developed reserves during the respective year and the investment required to convert proved undeveloped reserves to proved developed reserves:

	Proved Undeveloped Reserves			Investment in Conversion
Years Ended	Converted to			of Proved Undeveloped Reserves
December 31,	Proved Developed Reserves			to Proved Developed Reserves

	Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)
				(in thousands)

2009	7,453	19,860	10,763	$131,773
2010	20,117	52,318	28,836	309,439
2011	25,201	68,495	36,616	491,602
2012	19,132	60,388	29,196	411,576
2013	17,050	52,237	25,756	441,998
Total	88,953	253,298	131,167	$1,786,388

The following table sets forth the estimated timing and cash flows of developing our proved undeveloped reserves at December 31, 2013 (dollars in thousands):

	Future	Future	Future	Future
Years Ended	Production	Cash	Production	Development	Future Net
December 31, (a)	(MBoe)	Inflows	Costs	Costs	Cash Flows

2014	3,934	$287,240	$(28,354)	$(518,875)	$(259,989)
2015	10,220	736,797	(80,675)	(1,043,692)	(387,570)
2016	15,403	1,077,007	(128,145)	(900,277)	48,585
2017	16,817	1,150,150	(148,366)	(627,906)	373,878
2018	15,695	1,086,702	(152,209)	(357,753)	576,740
Thereafter	137,597	9,579,588	(2,931,103)	(17,060)	6,631,425
Total	199,666	$13,917,484	$(3,468,852)	$(3,465,563)	$6,983,069

(a)	Beginning in 2014 and thereafter, the production and cash flows represent the drilling results from the respective year plus the incremental effects from the results of proved undeveloped drilling from previous years.

Historically, our drilling programs were substantially funded from our cash flow and were weighted towards drilling unproven locations. Based on our current expectations over the next 5 years of our cash flows and drilling programs, which includes drilling of proved undeveloped and unproven locations, we believe that we can continue to substantially fund our drilling activities from our cash flow and with borrowings from our credit facility.

Developed and Undeveloped Acreage

The following table presents our total gross and net developed and undeveloped acreage by area at December 31, 2013:

	Developed Acres		Undeveloped Acres		Total Acres
	Gross	Net	Gross	Net	Gross	Net

Core Operating Areas:
New Mexico Shelf	77,501	28,705	131,936	60,069	209,437	88,774
Delaware Basin	223,965	119,051	290,091	223,521	514,056	342,572
Texas Permian	277,349	65,062	141,033	82,118	418,382	147,180
Other	23,624	17,532	11,637	8,314	35,261	25,846
Total	602,439	230,350	574,697	374,022	1,177,136	604,372

The following table sets forth the future expiration amounts of our gross and net undeveloped acreage at December 31, 2013 by area. Expirations may be less if production is established or continuous development activities are undertaken beyond the primary term of the lease.

	2014 (a)		2015		2016		Thereafter
	Gross	Net	Gross	Net	Gross	Net	Gross	Net

Core Operating Areas:
New Mexico Shelf	12,352	4,483	5,591	2,399	21,808	17,454	2,305	1,887
Delaware Basin	30,357	19,515	81,768	61,292	62,803	52,667	8,998	7,938
Texas Permian	53,919	36,179	10,897	8,443	160	804	720	442
Total	96,628	60,177	98,256	72,134	84,771	70,925	12,023	10,267

(a)

Our 2014 capital budget contemplates avoiding a significant portion of these lease expirations. The total includes 51,160 gross (35,056 net) acres in our northern Midland Basin acreage position, which we have no current plans to explore.

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

	Price Per Share
	High	Low

2012:
First Quarter	$116.82	$95.56
Second Quarter	$109.25	$76.17
Third Quarter	$102.26	$80.57
Fourth Quarter	$98.22	$76.81

2013:
First Quarter	$99.39	$79.67
Second Quarter	$97.62	$78.58
Third Quarter	$110.37	$83.44
Fourth Quarter	$122.81	$97.21

On February 18, 2014 the last sales price of our common stock as reported on the NYSE was $115.85 per share.

As of February 18, 2014, there were 806 holders of record of our common stock.

Dividend Policy

We have not paid, and do not intend to pay in the foreseeable future, cash dividends on our common stock. Covenants contained in our credit facility and the indentures governing our senior notes limit the payment of dividends on our common stock. We currently intend to retain all future earnings to fund the development and growth of our business. Any payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that our board of directors deems relevant. See Note I of the Notes to Consolidated Financial Statements included in ―Item 8. Financial Statements and Supplementary Data for additional information.

Repurchase of Equity Securities

Period	Total number of shares withheld (a)	Average price per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plan

October 1, 2013 - October 31, 2013	223	$112.17	-
November 1, 2013 - November 30, 2013	274	$103.26	-
December 1, 2013 - December 31, 2013	1,228	$98.80	-

(a)		Represents shares that were withheld by us to satisfy tax withholding obligations of certain of our officers and key employees that arose upon the lapse of restrictions on restricted stock.

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

Selected Historical Financial Information

Our results of operations for the periods presented below may not be comparable either from period to period or going forward for the following reasons:

•         in September 2009, we issued $300 million in aggregate principal amount of 8.625% senior notes at a discount, resulting in a yield-to-maturity of 8.875 percent. The net proceeds from this offering was used to repay a portion of the borrowings under our credit facility;

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

•         in July 2010, we entered into an asset purchase agreement to acquire certain of the oil and natural gas leases, interests, properties and related assets owned by Marbob Energy Corporation and its affiliates (collectively, “Marbob”). The aggregate purchase price was adjusted downward based on the exercise by third parties of contractual preferential purchase rights in properties to be acquired from Marbob (the “Marbob Acquisition”). Certain of the third parties’ contractual preferential purchase rights became subject to litigation.

In October 2010, we resolved the litigation related to the disputed contractual preferential purchase rights. As a result of the settlement, we acquired a non-operated interest in substantially all of the oil and natural gas assets subject to the litigation (the “Settlement Acquisition”).

In October 2010, we closed the Marbob and Settlement Acquisitions for aggregate consideration of approximately $1.6 billion. The Marbob Acquisition consideration was comprised of (i) approximately $1.1 billion in cash, (ii) issuance of 1.1 million shares of our common stock to the sellers and (iii) issuance of a $150 million 8.0% senior note due 2018 to the sellers, which was repaid in May of 2011 with borrowings under our credit facility. The Settlement Acquisition cash consideration of $286 million was primarily funded with borrowings under our credit facility. The results of operations prior to October 2010 do not include results from the Marbob and Settlement Acquisitions;

•         in October 2010, we issued 6.6 million shares of our common stock in a private placement and received net proceeds of $292.7 million;

•         in December 2010, we issued 2.9 million shares of our common stock in a secondary public offering at $82.50 per share and we received net proceeds of approximately $227.4 million. We used the net proceeds from this offering to repay a portion of the  borrowings under our credit facility;

•         in December 2010, we issued $600 million in aggregate principal amount of 7.0% senior notes due 2021 at par and we received net proceeds of approximately $587.4 million. We used the net proceeds from this offering to repay a portion of the borrowings under our credit facility;

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

•         in May 2011, we issued $600 million in aggregate principal amount of 6.5% senior notes due 2022 at par, and we received net proceeds of approximately $587.1 million. We used the net proceeds to repay a portion of the borrowings under our credit facility;

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

•         in July 2012, we closed the Three Rivers Acquisition for cash consideration of approximately $1.0 billion. The Three Rivers Acquisition was primarily funded with borrowings under our credit facility. The results of operations prior to July 2012 do not include results from the Three Rivers Acquisition;

•         in August 2012, we issued $700 million in aggregate principal amount of 5.5% senior notes due 2023 at par, for which we received net proceeds of approximately $688.6 million. We used the net proceeds to repay a portion of the borrowings under our credit facility;

•         in December 2012, we sold certain of our non-core assets, a portion of which were acquired in the Three Rivers Acquisition, for approximately $503.1 million, which resulted in a pre-tax gain of approximately $0.9 million (included in discontinued operations). We used the net proceeds from this divestiture to repay a portion of the borrowings under our credit facility. For the year ended December 31, 2012, these assets produced an average of 4,937 Boe per day; and

•         in June 2013, we issued $850 million in aggregate principal amount of 5.5% senior notes due 2023 at 103.75 percent of par, for which we received net proceeds of approximately $867.8 million. We used a portion of the net proceeds from the offering to fund the tender offer and redemption of the 8.625% Notes at a price of 106.922 percent of the unpaid principal amount. The remaining proceeds were used to pay down amounts outstanding on the credit facility.

Our financial data below is derived from (i) our audited consolidated financial statements included in this report and (ii) other audited consolidated financial statements of ours not included in this report, after taking into account the necessary reclassifications to present discontinued operations.

	Years Ended December 31,
(in thousands, except per share amounts)	2013	2012 (a)	2011	2010 (b)	2009

Statement of operations data:
Total operating revenues	$2,319,919	$1,819,814	$1,617,771	$851,443	$444,236
Total operating costs and expenses	(1,702,482)	(969,251)	(814,103)	(532,004)	(469,433)
Income (loss) from operations	$617,437	$850,563	$803,668	$319,439	$(25,197)
Income (loss) from continuing operations, net of tax	$238,922	$408,230	$419,534	$147,426	$(25,013)
Income from discontinued operations, net of tax	$12,081	$23,459	$128,603	$56,944	$15,211
Net income (loss) attributable to common shareholders	$251,003	$431,689	$548,137	$204,370	$(9,802)
Basic earnings per share:
Income (loss) from continuing operations	$2.28	$3.96	$4.09	$1.59	$(0.29)
Income from discontinued operations, net of tax	0.11	0.22	1.25	0.62	0.17
Net income (loss) attributable to common
shareholders	$2.39	$4.18	$5.34	$2.21	$(0.12)
Diluted earnings per share:
Income (loss) from continuing operations	$2.28	$3.93	$4.05	$1.57	$(0.29)
Income from discontinued operations, net of tax	0.11	0.22	1.23	0.61	0.17
Net income (loss) attributable to common
shareholders	$2.39	$4.15	$5.28	$2.18	$(0.12)

Other financial data:
Net cash provided by operations	$1,362,020	$1,237,478	$1,199,458	$651,582	$359,546
Net cash used in investing activities	$1,896,794	$2,240,444	$1,651,418	$2,043,457	$586,148
Net cash provided by financing activities	$531,915	$1,005,504	$451,918	$1,389,025	$212,084
EBITDAX (c)	$1,685,592	$1,475,628	$1,275,159	$742,994	$475,208

	December 31,
(in thousands)	2013	2012 (a)	2011	2010 (b)	2009

Balance sheet data:
Cash and cash equivalents	$21	$2,880	$342	$384	$3,234
Property and equipment, net	8,946,048	7,993,424	6,290,118	4,913,787	2,856,289
Total assets	9,591,164	8,589,437	6,849,576	5,368,494	3,171,085
Long-term debt, including current maturities	3,630,421	3,101,103	2,080,141	1,668,521	845,836
Stockholders' equity	3,757,949	3,466,196	2,980,739	2,383,874	1,335,428

(a)         The Three Rivers Acquisition closed in July 2012.  See Note D of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

(b)        The Marbob and Settlement Acquisitions closed in October 2010.  See Note D of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

(c)         EBITDAX is defined as net income (loss), plus (1) exploration and abandonments expense, (2) depreciation, depletion and amortization expense, (3) accretion expense, (4) impairments of long-lived assets, (5) non-cash stock-based compensation expense, (6) bad debt expense, (7) (gain) loss on derivatives not designated as hedges, (8) cash receipts from (payments on) derivatives not designated as hedges, (9)  loss on disposition of assets, net, (10) interest expense, (11) loss on extinguishment of debt, (12) federal and state income taxes on continuing operations and (13) similar items listed above that are presented in discontinued operations. See “Item 1. Business —Non-GAAP Financial Measures and Reconciliations.”

______________________________________________________________________________________________________________________________

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

In December 2012, we closed on the sale certain of our non-core assets for cash consideration of approximately $503.1 million, which resulted in a pre-tax gain of approximately $0.9 million (included in discontinued operations).  For the year ended December 31, 2012, these assets produced an average of 4,937 Boe per day.

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

Overview

We are an independent oil and natural gas company engaged in the acquisition, development and exploration of producing oil and natural gas properties. Our core operations are primarily focused in the Permian Basin of Southeast New Mexico and West Texas. We refer to our three core operating areas as the (i) New Mexico Shelf, where we primarily target the Yeso formation both on a vertical and horizontal basis, (ii) Delaware Basin, where we primarily target the Bone Spring formation (which includes the Avalon Shale and the Bone Spring sands) and the Wolfcamp shale, all primarily on a horizontal basis, and (iii) Texas Permian, where we primarily target the Wolfberry, a term applied to the combined Wolfcamp and Spraberry horizons, primarily on a vertical basis and the Wolfcamp shale on a horizontal basis. Oil comprised 61.1 percent of our 502.9  MMBoe of estimated proved reserves at December 31, 2013 and 62.8 percent of our 33.6 MMBoe of production for 2013. We seek to operate the wells in which we own an interest, and we operated wells that accounted for 91.1 percent of our proved developed producing PV-10 and 80.3 percent of our approximately 6,530 gross wells at December 31, 2013. By controlling operations, we are able to more effectively manage the cost and timing of exploration and development of our properties, including the drilling and stimulation methods used.

Financial and Operating Performance

Our financial and operating performance for 2013 included the following highlights:

•         Net income was $251.0 million ($2.39 per diluted share), as compared to net income of $431.7 million ($4.15  per diluted share) in 2012. The decrease in earnings was primarily due to:

▪  $123.7 million loss on derivatives not designated as hedges for the year ended December 31, 2013, as compared to a $127.4 million gain on derivatives not designated as hedges during the year ended December 31, 2012, primarily related to commodity future price curves at the respective measurement periods;

▪  $197.5 million increase in depreciation, depletion and amortization (“DD&A”) expense from continuing operations, primarily due to increased continuing operations production from (i) costs incurred associated with new wells that were successfully drilled and completed in the fourth quarter of 2012 and the year ended December 31, 2013 and (ii) our acquisitions in 2012;

▪  $111.7 million increase in oil and natural gas production costs from continuing operations due in part to increased production related to our wells successfully drilled and completed in 2012 and 2013 and our acquisitions in 2012;

▪  $65.4 million non-cash impairment charge in 2013 due primarily to downward adjustments to our economically recoverable proved reserves due to (i) reduced well performance and (ii) decreases in estimated realized natural gas prices, primarily on non-core natural gas properties in our New Mexico Shelf area;

▪  $36.0 million increase in general and administrative expense due to (a) including an adjustment to our bonus accrual for services related to 2012 of approximately $5.2 million ($0.15 per Boe) recorded in 2013 and (b) an increase in the number of employees and related personnel expenses to handle our increased activities, both from (i) increased drilling and exploration activities and (ii) our acquisitions in 2012;

▪  $35.9 million increase in interest expense due to a 17.4 percent increase in the weighted average debt balance outstanding between the periods, primarily related to our acquisitions in 2012 and the timing of our capital expenditures;

▪  $28.6 million loss on extinguishment of debt in 2013 related to the tender offer and redemption of our 8.625% senior notes; and

▪  $19.6 million pre-tax gain from discontinued operations in 2013 related to the post-closing adjustments to the divestiture of certain non-core assets in the fourth quarter of 2012 compared to $38.0 million of income from operations before income taxes related to the same assets in 2012;

partially offset by:

▪  $500.1 million increase in oil and natural gas revenues from continuing operations as a result of a 20 percent increase in production coupled with a 6 percent increase in commodity price realizations per Boe (excluding the effects of derivative activities).

•         Average daily sales volumes from continuing operations increased by 20 percent from 76,397 Boe per day during 2012 to 92,150 Boe per day during 2013. The increase was primarily attributable to our successful drilling efforts during 2012 and 2013, with the remaining increase due to approximately 7,200 Boe per day attributable to our acquisitions in 2012, offset in part by normal production declines and curtailed production in our New Mexico Shelf area, discussed later.

•         Net cash provided by operating activities increased by approximately $124.5 million to $1,362.0 million for 2013, as compared to $1,237.5 million in 2012, primarily due to increased oil and natural gas revenues, partially offset by (i) increases in oil and natural gas production costs, general and administrative expense and interest expense and (ii) a larger negative variance in working capital changes, which adjust for the timing of receipts and payments of actual cash.

•         Long-term debt was increased by approximately $0.5 billion during 2013, primarily as a result of the spending on drilling in excess of our operating cash flow.

•         At December 31, 2013, availability under our credit facility was approximately $2.2 billion.

Commodity Prices

Our results of operations are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil, (ii) natural gas and natural gas liquids market uncertainty and (iii) a variety of additional factors that are beyond our control. Factors that may impact future commodity prices, including the price of oil, natural gas and natural gas liquids include:

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

Although we cannot predict the occurrence of events that may affect future commodity prices or the degree to which these prices will be affected, the prices for any commodity that we produce will generally approximate current market prices in the geographic region of the production. From time to time, we expect that we may economically hedge a portion of our commodity price risk to mitigate the impact of price volatility on our business. See Note H of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding our commodity derivative positions at December 31, 2013.

Oil and natural gas prices have been subject to significant fluctuations during the past several years. In general, average oil and natural gas prices have increased during 2013 compared to 2012. The following table sets forth the average NYMEX oil and natural gas prices for the years ended December 31, 2013, 2012 and 2011, as well as the high and low NYMEX price for the same periods:

	Years Ended December 31,
	2013	2012	2011

Average NYMEX prices:
Oil (Bbl)	$98.05	$94.19	$95.07
Natural gas (MMBtu)	$3.73	$2.83	$4.03
High and Low NYMEX prices:
Oil (Bbl):
High	$110.53	$109.77	$113.93
Low	$86.68	$77.69	$75.67
Natural gas (MMBtu):
High	$4.46	$3.90	$4.85
Low	$3.11	$1.91	$2.99

Further, the NYMEX oil price and NYMEX natural gas price reached highs and lows of $102.43 and $91.66 per Bbl and $5.56 and $4.01 per MMBtu, respectively, during the period from January 1, 2014 to February 18, 2014. At February 18, 2014, the NYMEX oil price and NYMEX natural gas price were $102.43 per Bbl and $5.55 per MMBtu, respectively.

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

During 2013, we spent approximately 69 percent of our capital budget on horizontal drilling. We plan on spending approximately 91 percent of our 2014 capital budget on horizontal drilling.

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

We recorded a loss on extinguishment of debt related to the redemption of the 8.625% Notes of approximately $28.6 million for the year ended December 31, 2013.

On June 4, 2013, we completed the issuance of an additional $850 million in principal amount of our 5.5% senior notes due 2023 (the “Offering”) at 103.75 percent of par (resulting in a 4.884% yield) for net proceeds of approximately $867.8 million. We used a portion of the net proceeds from the Offering to fund the tender offer and redemption of the 8.625% Notes and to pay down amounts outstanding on the credit facility. See Note I of the Notes to Consolidated  Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding our debt balance at December 31, 2013.

Derivative Financial Instruments

Derivative financial instrument exposure.  At December 31, 2013, the fair value of our financial derivatives was a net liability of $66.2 million. All of our counterparties to these financial derivatives are parties to our credit facility and have their outstanding debt commitments and derivative exposures collateralized pursuant to our credit facility. Under the terms of our financial derivative instruments and their collateralization under our credit facility, we do not have exposure to potential “margin calls” on our financial derivative instruments. We currently have no reason to believe that our counterparties to these commodity derivative contracts are not financially viable. Our credit facility does not allow us to offset amounts we may owe a lender against amounts we may be owed related to our financial instruments with such party.

New commodity derivative contracts. After December 31, 2013, we entered into the following additional oil basis swaps and natural gas price swaps to hedge additional amounts of our estimated future production:

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter	Total

Oil Basis Swaps: (a)
2014:
	Volume (Bbl)	-	637,000	2,024,000	1,748,000	4,409,000
	Price per Bbl	$-	$(1.88)	$(1.50)	$(1.45)	$(1.54)
Natural Gas Swaps: (b)
2014:
	Volume (MMBtu)	351,000	364,000	368,000	276,000	1,359,000
	Price per MMBtu	$4.35	$4.35	$4.35	$4.35	$4.35

(a)	The basis differential price is between Midland – WTI and Cushing – WTI.
(b)	The index prices for the natural gas price swaps are based on the NYMEX – Henry Hub last trading day futures prices.

Results of Operations

The following table sets forth summary information concerning our production and operating data from continuing operations for the years ended December 31, 2013, 2012 and 2011. The table below excludes production and operating data that we have classified as discontinued operations, which is more fully described in Note N of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.” The actual historical data in this table excludes results from (i) the Three Rivers Acquisition for periods prior to July 2012, (ii) the PDC Acquisition for periods prior to March 2012 and (iii) the OGX Acquisition for periods prior to December 2011. Because of normal production declines, increased or decreased drilling activities and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as being indicative of future results.

	Years Ended December 31,
	2013	2012	2011

Production and operating data from continuing operations:
Net production volumes:
Oil (MBbl)	21,126	16,859	13,446
Natural gas (MMcf)	75,054	66,613	51,118
Total (MBoe)	33,635	27,961	21,966
Average daily production volumes:
Oil (Bbl)	57,879	46,063	36,838
Natural gas (Mcf)	205,627	182,003	140,049
Total (Boe)	92,150	76,397	60,180
Average prices:
Oil, without derivatives (Bbl)	$91.76	$87.96	$91.34
Oil, with derivatives (Bbl) (a)	$89.79	$89.29	$83.61
Natural gas, without derivatives (Mcf)	$5.08	$5.06	$7.62
Natural gas, with derivatives (Mcf) (a)	$5.21	$5.07	$8.13
Total, without derivatives (Boe)	$68.97	$65.08	$73.65
Total, with derivatives (Boe) (a)	$68.01	$65.93	$70.09
Operating costs and expenses per Boe:
Lease operating expenses and workover costs	$7.85	$6.90	$6.69
Oil and natural gas taxes	$5.69	$5.39	$5.96
Depreciation, depletion and amortization	$22.97	$20.56	$18.21
General and administrative	$5.04	$4.79	$4.48

(a)	Includes the effect of cash settlements received from (paid on) commodity derivatives not designated as hedges:

	Years Ended December 31,
(in thousands)	2013	2012	2011

Cash receipts from (payments on) derivatives not designated as hedges:
Oil derivatives	$(41,616)	$22,411	$(103,969)
Natural gas derivatives	9,275	1,125	25,739
Interest rate derivatives	-	-	(6,624)
Total cash receipts from (payments on) derivatives	$(32,341)	$23,536	$(84,854)

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

The following table sets forth summary information from our discontinued operations concerning our production and operating data for the years ended December 31, 2012 and 2011. The discontinued operations presentation is the result of reclassifying the results of operations from the divestitures of our (i) Bakken assets in March 2011 and (ii) non-core assets in December 2012 which are more fully described in Note N of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

		Years Ended December 31,
		2012	2011

Production and operating data from discontinued operations:
	Net production volumes:
	Oil (MBbl)	1,144	1,246
	Natural Gas (Mcf)	3,978	2,596
	Total (MBoe)	1,807	1,678

	Average daily production volumes:
	Oil (Bbl)	3,126	3,415
	Natural gas (Mcf)	10,869	7,112
	Total (Boe)	4,937	4,600

	Average prices:
	Oil, without derivatives (Bbl)	$88.60	$89.80
	Natural gas, without derivatives (Mcf)	$4.67	$7.64
	Total, without derivatives (Boe)	$66.37	$78.50

	Operating costs and expenses per Boe:
	Lease operating expenses and workover costs	$12.95	$12.01
	Oil and natural gas taxes	$6.01	$6.89
	Depreciation, depletion and amortization	$16.68	$18.15
	General and administrative (a)	$(1.38)	$(1.35)

(a)	Represents the fees received from third-parties for operating oil and natural gas properties that were sold. We reflect these fees as a reduction of general and administrative expenses.

The following tables present selected production and operating data for the fields which represent greater than 15 percent of our total proved reserves at December 31, 2013, 2012 and 2011:

		Year Ended December 31, 2013
		West	Yeso
		Wolfberry	Central

Production and operating data:
Net production volumes:
Oil (MBbl)		3,509	2,157
Natural gas (MMcf)		11,238	8,122
Total (MBoe)		5,382	3,511
Average prices:
Oil, without derivatives (Bbl)		$93.05	$90.42
Natural gas, without derivatives (Mcf)		$6.15	$6.24
Total, without derivatives (Boe)		$73.51	$70.00
Production costs per Boe:
Lease operating expenses including workovers		$9.30	$12.38
Oil and natural gas taxes		$5.68	$6.25

		Year Ended December 31, 2012
		West	Yeso
		Wolfberry	Central

Production and operating data:
Net production volumes:
Oil (MBbl)		3,402	4,053
Natural gas (MMcf)		10,399	14,915
Total (MBoe)		5,135	6,539
Average prices:
Oil, without derivatives (Bbl)		$88.22	$88.52
Natural gas, without derivatives (Mcf)		$6.14	$6.28
Total, without derivatives (Boe)		$70.87	$69.19
Production costs per Boe:
Lease operating expenses including workovers		$7.45	$7.43
Oil and natural gas taxes		$5.11	$5.97

	Year Ended December 31, 2011
	West	Yeso	Yeso
	Wolfberry	Central	East

Production and operating data:
Net production volumes:
Oil (MBbl)	2,735	3,923	2,848
Natural gas (MMcf)	7,794	14,124	8,058
Total (MBoe)	4,034	6,277	4,191
Average prices:
Oil, without derivatives (Bbl)	$93.00	$91.51	$91.26
Natural gas, without derivatives (Mcf)	$8.82	$8.85	$7.78
Total, without derivatives (Boe)	$80.09	$77.11	$76.97
Production costs per Boe:
Lease operating expenses including workovers	$4.71	$7.30	$9.03
Oil and natural gas taxes	$5.25	$6.78	$6.52

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Oil and natural gas revenues.  Revenue from oil and natural gas operations was $2,319.9 million for the year ended December 31, 2013, an increase of $500.1 million (27 percent) from $1,819.8 million for the year ended December 31, 2012. This increase was primarily due to an increase in the realized oil price and increased production due to (i) successful drilling efforts during 2012 and 2013 and (ii) production from the Three Rivers Acquisition, which closed in July 2012. Specific factors affecting oil and natural gas revenues include the following:

•         total oil production was 21,126 MBbl  for the year ended December 31, 2013, an increase  of 4,267 MBbl  (25 percent) from 16,859 MBbl  for the year ended December 31, 2012;

•         average realized oil price (excluding the effects of derivative activities) was $91.76 per Bbl during the year ended December 31, 2013, an increase of 4 percent  from $87.96  per Bbl during the year ended December 31, 2012;

•         total natural gas production was 75,054 MMcf  for the year ended December 31, 2013, an increase  of 8,441 MMcf  (13 percent) from 66,613 MMcf  for the year ended December 31, 2012; and

•         average realized natural gas price (excluding the effects of derivative activities) was $5.08 per Mcf during the year ended December 31, 2013, a slight increase from $5.06 per Mcf during the year ended December 31, 2012. Historically, approximately 55 to 80 percent of our total natural gas revenues were derived from the value of the natural gas liquids, with the remaining portion coming from the value of the dry natural gas residue. Because of our liquids-rich natural gas stream and the related value of the natural gas liquids being included in our natural gas revenues historically, our realized natural gas price (excluding the effects of derivatives) has reflected a price greater than the related NYMEX natural gas price. The deterioration of our realization percentage between comparable periods was primarily related to a combination of (i) a higher average NYMEX natural gas price between comparable periods ($3.73 per MMBtu in 2013 compared to $2.83 per MMBtu in 2012) and (ii) a lower price being received for the value of our natural gas liquids included within our natural gas revenue stream. We estimate that between the comparable periods, the value we received per gallon of natural gas liquids decreased approximately 13 percent, which is primarily the result of an increase in the supply of natural gas liquids from the significant industry drilling in liquid-prone areas.

During the fourth quarter of 2013, severe winter weather events across the Permian Basin had a significant impact on our production and drilling operations. We experienced widespread power outages, heavy icing, trucking curtailments, and facility freeze-ups across all three of our core areas. We estimate that these weather events reduced our volumes for 2013 by approximately 114 MBoe.

The natural gas processing infrastructure in our New Mexico Shelf area has struggled to support the rapid growth of natural gas supply due to increased drilling by us and other producers over the recent past. During the second quarter of 2013, we noted that (i) certain additional natural gas processing capacity that was scheduled to be operational had been delayed to later in 2013 and (ii) approximately 20 MMcf per day of natural gas processing capacity, located near our recent drilling activity, had been taken out of service due to mechanical issues, which we expect to return to service during the first half of 2014. During the second half of 2013, some of the effects of these infrastructure issues were mitigated through (i) temporarily moving additional natural gas volumes to other third party processors and (ii) an improvement in operating run times and operational efficiencies of certain third party processors. We estimate these infrastructure constraints, which in part caused us to flare limited natural gas volumes, reduced our volumes for 2013 by approximately 515 MBoe. As a result, we noted during the second quarter of 2013 that we were redirecting a portion of our remaining New Mexico Shelf drilling budget to other areas, such as the Delaware Basin, until sufficient natural gas processing infrastructure is implemented and performing at consistent levels.

Production expenses.  The following table provides the components of our total oil and natural gas production costs for the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013		2012
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

Lease operating expenses	$248,436	$7.39	$182,716	$6.53
Taxes:
Ad valorem	22,979	0.68	13,695	0.49
Production	168,585	5.01	137,106	4.90
Workover costs	15,436	0.46	10,226	0.37
Total oil and natural gas production expenses	$455,436	$13.54	$343,743	$12.29

Among the cost components of production expenses, we have some control over lease operating expenses and workover costs on properties we operate, but production and ad valorem taxes are directly related to commodity price changes.

Lease operating expenses were $248.4 million ($7.39 per Boe) for the year ended December 31, 2013, which was an increase of $65.7 million (36 percent) from $182.7 million ($6.53 per Boe) for the year ended December 31, 2012. The increase in lease operating expenses was primarily due to increased continuing operations production from our wells successfully drilled and completed in 2012 and 2013 and the acquisitions in 2012. The increase in lease operating expenses per Boe was primarily due to (i) expansion of our production in areas with underdeveloped infrastructure causing a broader use of rental equipment, (ii) increased lease operating expenses per Boe related to our properties acquired in the Three Rivers Acquisition as compared to our legacy properties and (iii) some minimal costs increases in services.

Ad valorem taxes have increased primarily as a result of increased valuations of our Texas properties and the increase in the number of wells primarily associated with our 2012 and 2013 drilling activity in our Texas Permian area, the Texas portion of the Delaware Basin and the Texas properties acquired in the Three Rivers Acquisition.

Production taxes per unit of production were $5.01 per Boe during the year ended December 31, 2013, an increase of 2 percent from $4.90 per Boe during the year ended December 31, 2012. The increase was directly related to the increase in commodity prices. Over the same period, our per Boe prices (excluding the effects of derivatives) increased 6 percent.

Workover expenses were approximately $15.4 million and $10.2 million for the years ended December 31, 2013 and 2012, respectively. The 2013 and 2012 amounts related primarily to routine workovers in the Texas Permian and New Mexico Shelf areas performed to increase or restore production.

Exploration and abandonments expense. The following table provides a breakdown of our exploration and abandonments expense for the years  ended December 31, 2013 and 2012:

	Years Ended December 31,
(in thousands)	2013	2012

Geological and geophysical	$27,690	$16,581
Exploratory dry hole costs	29,514	7,518
Leasehold abandonments	49,758	12,395
Other	2,587	3,346
Total exploration and abandonments	$109,549	$39,840

Our geological and geophysical expense, which primarily consists of the costs of acquiring and processing seismic data, geophysical data and core analysis, primarily relating to our Delaware Basin area, was approximately $27.7 million and

$16.6 million for the years ended December 31, 2013 and 2012, respectively. The increase in 2013 as compared to 2012 is due to our increased drilling and exploration activity in the Delaware Basin area.

During the fourth quarter of 2013, we completed our assessment of our activity on our northern Midland Basin acreage position. Our initial wells on this acreage were uneconomic. We have no further plans to invest in this position. Accordingly, we recognized $14.8 million in exploratory dry hole costs and $34.9 million in leasehold abandonments in 2013.

Our exploratory dry hole costs during the year ended December 31, 2013 were primarily related to (i) partial expensing of unsuccessful horizontal laterals on two wells in the Delaware Basin, (ii) an unsuccessful vertical well in the New Mexico Shelf area that was testing the eastern boundaries of the area, (iii) partial expensing of unsuccessful horizontal laterals in the New Mexico Shelf area and (iv) the northern Midland Basin wells (noted above). Our exploratory dry hole costs during the year ended December 31, 2012 were primarily related to (i) expensing an unsuccessful lateral on a horizontal well due to mechanical issues in the Delaware Basin area, (ii) expensing a dry hole that logged no pay in the Lower Abo formation in the New Mexico Shelf area and (iii) expensing the costs of drilling a well that experienced mechanical issues in the Texas Permian area.

For the year ended December 31, 2013, we recorded approximately $49.8 million of leasehold abandonments, which related to (i) abandonment of the northern Midland Basin acreage position, (ii) expiration of non-prospective acreage in the Delaware Basin area and (iii) abandonment of non-core prospects in the New Mexico Shelf and Texas Permian areas. For the year ended December 31, 2012, we recorded approximately $12.4 million of leasehold abandonments, which related to non-core prospects in our New Mexico Shelf area.

Depreciation, depletion and amortization expense.  The following table provides components of our depreciation, depletion and amortization expense for the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013		2012
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

Depletion of proved oil and natural gas properties	$755,952	$22.48	$561,291	$20.07
Depreciation of other property and equipment	15,195	0.45	12,376	0.44
Amortization of intangible asset - operating rights	1,461	0.04	1,461	0.05
Total depletion, depreciation and amortization	$772,608	$22.97	$575,128	$20.56

Oil price used to estimate proved oil reserves at period end	$93.42		$91.21
Natural gas price used to estimate proved natural gas reserves at period end	$3.67		$2.76

Depletion of proved oil and natural gas properties was $756.0 million ($22.48 per Boe) for the year ended December 31, 2013, an increase of $194.7 million (35 percent) from $561.3 million ($20.07 per Boe) for the year ended December 31, 2012. The increase in depletion expense was primarily due to (i) increased production associated with new wells that were successfully drilled and completed in 2012 and 2013, (ii) increased production associated with our acquisitions in 2012 and (iii) higher depletion rates. The increase in depletion expense per Boe was primarily due (i) drilling deeper, higher-cost wells in less proven areas and (ii) increasing production in our newer asset areas, such as the Delaware Basin, where we have a higher depletion rate than our legacy assets, such as the New Mexico Shelf.

More of our drilling capital is spent drilling higher-cost horizontal wells, much of which is in areas that have not had significant drilling activity or historically been developed vertically. Generally, when transitioning to a horizontal program, (i) well costs are higher as efficiencies from optimization of drilling and completion methodologies have yet to be realized and (ii) our ability to record proved reserves is limited under the rules associated with recognizing proved reserves, in part due to the limited amount of horizontal wells in the area and the lack of historical well production performance. As a result of these factors, the change in our production amongst our assets, discussed above, and our significant horizontal drilling activities in the Delaware Basin, we have seen increases in our overall depletion rate over the past year to $22.48 per Boe for the year ended December 31, 2013 as compared to $20.07 per Boe for the year ended December 31, 2012.

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

Impairment of long-lived assets.  We periodically review our long-lived assets to be held and used, including proved oil and natural gas properties accounted for under the successful efforts method of accounting. Due primarily to downward adjustments to the economically recoverable proved reserves associated with declines in well performance and decreases in estimated realized natural gas prices we recognized a non-cash charge against earnings of $65.4 million during the second quarter of 2013, which was primarily attributable to non-core natural gas related properties in our New Mexico Shelf area. We did not recognize any impairment charges for the year ended December 31, 2012.

General and administrative expenses.  The following table provides components of our general and administrative expenses for the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013		2012
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

General and administrative expenses	$153,199	$4.55	$118,256	$4.23
Non-cash stock-based compensation	35,078	1.04	29,872	1.07
Less: Third-party operating fee reimbursements	(18,462)	(0.55)	(14,332)	(0.51)
Total general and administrative expenses	$169,815	$5.04	$133,796	$4.79

General and administrative expenses were approximately $169.8 million ($5.04 per Boe) for the year ended December 31, 2013, an increase of $36.0 million (27 percent) from $133.8 million ($4.79 per Boe) for the year ended December 31, 2012. The increase in general and administrative expenses and non-cash stock-based compensation was primarily due to (a) a charge in 2013 to adjust our bonus accrual for services related to 2012 of approximately $5.2 million and (b) an increase in salary and the number of employees and related personnel expenses to handle our increased activities of approximately $30.1 million, which includes a $7.5 million increase related to non-cash stock-based compensation, both from (i) increased drilling and exploration activities and (ii) our acquisitions in 2012; offset in part by an approximate $2.3 million net benefit to stock-based compensation related to forfeitures and modifications of stock-based awards associated with two of our former officers. Additionally, the increase in third-party operating fee reimbursements of $4.1 million, which is due to more wells operated as a result of continued drilling activity, offset overall general and administrative expenses. The increase in overall general and administrative expenses per Boe of $0.25 was primarily due to the factors discussed above, partially offset by (i) increased production from our wells successfully drilled and completed in 2012 and 2013, (ii) increased production from our acquisitions in 2012 and (iii) increased third-party operating fee reimbursements.

As the operator of certain oil and natural gas properties in which we own an interest, we earn overhead reimbursements during the drilling and production phases of the property. We earned reimbursements of $18.5 million and $14.3 million during the years ended December 31, 2013 and 2012, respectively. This reimbursement is reflected as a reduction of general and administrative expenses in the consolidated statements of operations. The increase in third-party operating fee reimbursements was primarily comprised of approximately $1.3 million attributable to the wells acquired in the Three Rivers Acquisition, with the remaining increase primarily due to increased reimbursements attributable to more wells operated as a result of continued drilling activity period over period.

(Gain) loss on derivatives not designated as hedges.  The following table sets forth the gain (loss) on derivatives not designated as hedges for the years ended December 31, 2013 and 2012:

	Years Ended
	December 31,
(in thousands)	2013	2012

Gain (loss) on derivatives not designated as hedges:
Oil derivatives	$(133,890)	$127,293
Natural gas derivatives	10,238	150
Total gain (loss) on derivatives not designated as hedges	$(123,652)	$127,443

The following table represents our cash receipts from (payments on) derivatives not designated as hedges for the years ended December 31, 2013 and 2012:

	Years Ended
	December 31,
(in thousands)	2013	2012

Cash receipts from (payments on) derivatives not designated as hedges:
Oil derivatives	$(41,616)	$22,411
Natural gas derivatives	9,275	1,125
Total cash receipts from (payments on) derivatives not designated as hedges	$(32,341)	$23,536

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

Interest expense.  The following table sets forth interest expense, weighted average interest rates and weighted average debt balances for the years ended December 31, 2013 and 2012:

	Years Ended December 31,
(dollars in thousands)	2013	2012

Interest expense	$218,581	$182,705

Weighted average interest rate - credit facility	2.3%	2.3%
Weighted average interest rate - senior notes	6.1%	6.6%
Total weighted average interest rate	5.7%	5.6%

Weighted average credit facility balance	$327,488	$694,984
Weighted average senior notes balance	3,117,222	2,238,611
Total weighted average debt balance	$3,444,710	$2,933,595

The increase in weighted average debt balance during the year ended December 31, 2013 as compared to the corresponding period in 2012 was due primarily to (i) borrowings associated with our acquisitions in 2012 and (ii) capital expenditures in excess of our cash flows. The increase in interest expense was due to an overall increase in the weighted average balance of debt and a slightly increased weighted average interest rate due to a higher percentage of our debt outstanding as senior notes which carry a higher interest rate than our credit facility.

Income tax provisions.  We recorded an income tax expense of $118.2 million and $251.0 million for the years ended December 31, 2013 and 2012, respectively. The effective income tax rate for the years ended December 31, 2013 and 2012 was 33.1 percent and 38.1 percent, respectively.

We recorded a $21.9 million income tax benefit in the fourth quarter of 2013 due to a decrease in our estimated overall state tax rate utilized to record our net deferred tax liability. During 2013, the state of New Mexico passed legislation to phase in a tax rate reduction over the next five years from 7.6 percent in 2013 to 5.9 percent in 2018. Additionally, we continuously evaluate the state apportionment, and based on our current forecast, along with the New Mexico rate declines, we have revised our state rate. Excluding the effect of the New Mexico state rate reduction and the insignificant true up on the 2012 tax return, our effective rate would have been 38.8 percent in 2013, which would approximate a more “normalized” effective income tax rate.

We are evaluating the impact of the tangible property regulations which were passed by the Internal Revenue Service in September 2013 and apply to taxable years beginning on or after January 1, 2014. We do not believe the adoption will have a material impact on our consolidated financial statements.

Income from discontinued operations, net of tax. In December 2012, we closed the sale of certain of our non-core assets for cash consideration of approximately $503.1 million, which resulted in a pre-tax gain of approximately $0.9 million. As a result of post-closing adjustments during the year ended December 31, 2013, we made a positive adjustment to gain (loss) on disposition of assets of approximately $19.6 million. We recognized income from discontinued operations of $12.1 million and $23.5 million for the years ended December 31, 2013 and 2012, respectively.

The results of operations of these assets are reported as discontinued operations in the accompanying consolidated statements of operations, and are described in more detail in Note N of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

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

•         total natural gas production was 66,613 MMcf  for the year ended December 31, 2012, an increase  of 15,495 MMcf  (30 percent) from 51,118 MMcf  for the year ended December 31, 2011; and

•         average realized natural gas price (excluding the effects of derivative activities) was $5.06 per Mcf during the year ended December 31, 2012, a decrease of 34 percent  from $7.62 per Mcf during the year ended December 31, 2011. Historically, approximately 55 to 80 percent of our total natural gas revenues were derived from the value of the natural gas liquids, with the remaining portion coming from the value of the dry natural gas residue. Because of our liquids-rich natural gas stream and the related value of the natural gas liquids being included in our natural gas revenues historically, our realized natural gas price (excluding the effects of derivatives) has reflected a price greater than the related NYMEX natural gas price. The deterioration of our realization percentage between comparable periods was primarily related a lower price being received for the value of our natural gas liquids included within our natural gas revenue stream. We estimate that between the comparable periods, the value we received per gallon of natural gas liquids decreased approximately 27 percent, which is primarily the result of an increase in the supply of natural gas liquids from the significant industry drilling in liquid-prone areas. Additionally, the NYMEX gas prices between comparable periods ($2.83 per MMBtu in 2012 compared to $4.03 per MMBtu in 2011) decreased 29 percent between comparable periods which minimized the decrease in the realization percentage of the NYMEX natural gas price.

Production expenses.  The following table provides the components of our total oil and natural gas production costs for the years ended December 31, 2012 and 2011:

	Years Ended December 31,
	2012		2011
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

Lease operating expenses	$182,716	$6.53	$145,020	$6.60
Taxes:
Ad valorem	13,695	0.49	8,854	0.40
Production	137,106	4.90	122,187	5.56
Workover costs	10,226	0.37	1,868	0.09
Total oil and natural gas production expenses	$343,743	$12.29	$277,929	$12.65

Among the cost components of production expenses, we have some control over lease operating expenses and workover costs on properties we operate, but production and ad valorem taxes are directly related to commodity price changes.

Lease operating expense for the year ended December 31, 2011 included a $3.1 million ($0.13 per Boe) underestimate of costs in periods prior to 2011.

Lease operating expenses were $182.7 million ($6.53 per Boe) for the year ended December 31, 2012, which was an increase of $37.7 million (26 percent) from $145.0 million ($6.60 per Boe) for the year ended December 31, 2011. The increase in lease operating expenses was primarily due to (i) our wells successfully drilled and completed in 2011 and 2012, (ii) the acquisitions in 2011 and 2012 and (iii) an increase in cost of services, primarily labor related, due to the increased demand for services and related labor in the Permian Basin offset by an underestimate of costs in prior periods to 2011 as mentioned above. The decrease in lease operating expenses per Boe was primarily due to (i) the $0.13 per Boe included in the year ended December 31, 2011 related to an underestimate of costs in prior periods to 2011 mentioned above and (ii) additional production from our wells successfully drilled which were completed in 2011 and 2012 where we are receiving benefits from economies of scale, offset in part by cost increases in services, primarily labor related.

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

Workover expenses were approximately $10.2 million and $1.9 million for the years ended December 31, 2012 and 2011, respectively. The 2012 amounts related primarily to workovers in the New Mexico Shelf and Texas Permian areas, while the 2011 amounts related primarily to activity in the Texas Permian area performed primarily to restore production.

Exploration and abandonments expense. The following table provides a breakdown of our exploration and abandonments expense for the years  ended December 31, 2012 and 2011:

	Years Ended December 31,
(in thousands)	2012	2011

Geological and geophysical	$16,581	$4,466
Exploratory dry hole costs	7,518	1,067
Leasehold abandonments	12,395	5,350
Other	3,346	511
Total exploration and abandonments	$39,840	$11,394

Our geological and geophysical expense, which primarily consists of the costs of acquiring and processing seismic data, geophysical data and core analysis, primarily relating to our Delaware Basin and Texas Permian areas, was approximately $16.6 million and $4.5 million, for the years ended December 31, 2012 and 2011, respectively.

Our exploratory dry hole costs during the year ended December 31, 2012 were primarily related to (i) expensing an unsuccessful lateral on a horizontal well due to mechanical issues in the Delaware Basin area, (ii) expensing a dry hole that logged no pay in the Lower Abo formation in the New Mexico Shelf area and (iii) expensing the costs of drilling a well that experienced mechanical issues in the Texas Permian area.

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

Depreciation, depletion and amortization expense.  The following table provides components of our depreciation, depletion and amortization expense for the years ended December 31, 2012 and 2011:

	Years Ended December 31,
	2012		2011
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

Depletion of proved oil and natural gas properties	$561,291	$20.07	$392,859	$17.88
Depreciation of other property and equipment	12,376	0.44	5,702	0.26
Amortization of intangible asset - operating rights	1,461	0.05	1,461	0.07
Total depletion, depreciation and amortization	$575,128	$20.56	$400,022	$18.21

Oil price used to estimate proved oil reserves at period end	$91.21		$92.71
Natural gas price used to estimate proved natural gas reserves at period end	$2.76		$4.12

Depletion of proved oil and natural gas properties was $561.3 million ($20.07 per Boe) for the year ended December 31, 2012, an increase of $168.4 million (43 percent) from $392.9 million ($17.88 per Boe) for the year ended December 31, 2011. The increase in depletion expense was primarily due to (i) capitalized costs associated with new wells that were successfully drilled and completed in 2011 and 2012 and (ii) costs associated with our 2011 and 2012 acquisitions. The increase in depletion expense per Boe was primarily due to (i) the properties acquired in the Three Rivers Acquisition having a higher rate per Boe than our legacy wells, (ii) drilling deeper, higher-cost wells and (iii) the decrease in the natural gas price between periods utilized to determine proved reserves.

More of our drilling capital is spent drilling higher-cost horizontal wells, much of which is in areas that have not had significant drilling activity or historically been developed vertically. Generally, when transitioning to a horizontal program, (i) well costs are higher as efficiencies from optimization of drilling and completion methodologies have yet to be realized and (ii) our ability to record proved reserves is limited under the rules associated with recognizing proved reserves, in part due to the limited amount of horizontal wells in the area and the lack of historical well production performance. As a result of these factors, the change in our production amongst our assets, discussed above, and our significant horizontal drilling activities in the Delaware Basin, we have seen increases in our overall depletion rate over the past year to $20.07 per Boe for the year ended December 31, 2012 as compared to $17.88 per Boe for the year ended December 31, 2011.

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

General and administrative expenses.  The following table provides components of our general and administrative expenses for the years ended December 31, 2012 and 2011:

	Years Ended December 31,
	2012		2011
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

General and administrative expenses	$118,256	$4.23	$90,376	$4.11
Non-cash stock-based compensation	29,872	1.07	19,271	0.88
Less: Third-party operating fee reimbursements	(14,332)	(0.51)	(11,122)	(0.51)
Total general and administrative expenses	$133,796	$4.79	$98,525	$4.48

General and administrative expenses were $133.8 million ($4.79 per Boe) for the year ended December 31, 2012, an increase of $35.3 million (36 percent) from $98.5 million ($4.48 per Boe) for the year ended December 31, 2011. The increase in general and administrative expenses was primarily due to an increase in salary and in the number of employees and related personnel expenses to handle our increased activities of approximately $26.7 million, which includes an increase of $10.6 million related to non-cash stock-based compensation, both from (i) increased drilling and exploration activities and (ii) our acquisitions in 2011 and 2012. The increase in general and administrative expenses per Boe was primarily due to (i) an increase in salary, including non-cash stock-based compensation, and in the number of employees and related personnel expenses to handle our increased activities of $0.99 per Boe, which includes an increase of $0.38 per Boe related to non-cash stock-based compensation expense; offset in part by (i) increased production from our wells successfully drilled and completed in 2011 and 2012, (ii) additional production associated with our acquisitions in 2011 and 2012 and (iii) increased third-party operating fee reimbursements.

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

(Gain) loss on derivatives not designated as hedges.  The following table sets forth the gain (loss) on derivatives not designated as hedges for the years ended December 31, 2012 and 2011:

	Years Ended
	December 31,
(in thousands)	2012	2011

Gain (loss) on derivatives not designated as hedges:
Oil derivatives	$127,293	$(28,589)
Natural gas derivatives	150	6,109
Interest rate derivatives	-	(870)
Total gain (loss) on derivatives not designated as hedges	$127,443	$(23,350)

The following table represents the Company's cash receipts from (payments on) derivatives not designated as hedges for the years ended December 31, 2012 and 2011:

	Years Ended
	December 31,
(in thousands)	2012	2011

Cash receipts from (payments on) derivatives not designated as hedges:
Oil derivatives	$22,411	$(103,969)
Natural gas derivatives	1,125	25,739
Interest rate derivatives	-	(6,624)
Total cash receipts from (payments on) derivatives not designated as hedges	$23,536	$(84,854)

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

Interest expense.  The following table sets forth interest expense, weighted average interest rates and weighted average debt balances for the years ended December 31, 2012 and 2011:

	Years Ended December 31,
(dollars in thousands)	2012	2011

Interest expense	$182,705	$118,360

Weighted average interest rate - credit facility	2.3%	2.6%
Weighted average interest rate - senior notes	6.6%	7.3%
Total weighted average interest rate	5.6%	6.0%

Weighted average credit facility balance	$694,984	$500,484
Weighted average senior notes balance	2,238,611	1,312,500
Total weighted average debt balance	$2,933,595	$1,812,984

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

Income from discontinued operations, net of tax.  In December 2012, we closed the sale of certain of our non-core assets for cash consideration of approximately $503.1 million, which resulted in a pre-tax gain of approximately $0.9 million. As a result of post-closing adjustments during the year ended December 31, 2013, we made a positive adjustment to gain (loss) on disposition of assets of approximately $19.6 million. In March 2011, we closed our divestiture of our Bakken assets for cash consideration of approximately $195.9 million, which resulted in a pre-tax gain of approximately $135.9 million. We recognized income from discontinued operations of $23.5 million and $128.6 million for the years ended December 31, 2012 and 2011, respectively.

The results of operations of these assets are reported as discontinued operations in the accompanying consolidated statements of operations, and are described in more detail in Note N of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

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

Oil and natural gas properties. Our costs incurred on oil and natural gas properties, excluding acquisitions and asset retirement obligations, during the years  ended December 31, 2013, 2012 and 2011 totaled $1.8 billion, $1.5 billion and $1.3 billion respectively. The primary reason for the differences in the costs incurred and cash flow expenditures is the timing of payments. The 2013 expenditures were funded in part from borrowings under our credit facility.

2014 capital budget.  In November 2013, we announced our 2014 capital budget of approximately $2.3 billion. Our 2014 capital program is expected to continue focusing on drilling in the Delaware Basin and Midland Basin. The 2014 capital budget, based on our current expectations of commodity prices and costs, will exceed our cash flow. We expect our cash flow and borrowings under our credit facility will be sufficient to fund our budgeted capital expenditure needs during 2014. However, our capital budget is largely discretionary, and if we experience sustained oil and natural gas prices significantly below the current levels or substantial increases in our costs, we may reduce our capital spending program to manage the level of capital outspend.

Three-year accelerated growth plan. Our increased capital budget for 2014 was adopted in connection with our accelerated drilling program for the next three years, which we expect will double production by 2016. By accelerating activity across our assets, we believe that we can deliver annual organic production growth in excess of our historical average while increasing oil mix and reducing leverage ratios.

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

Acquisitions. Our expenditures for acquisitions of proved and unproved properties totaled approximately $0.1 billion, $1.3 billion and $0.5 billion during the years ended December 31, 2013, 2012 and 2011, respectively. The significant acquisitions in 2012 are related to the PDC and Three Rivers Acquisitions. Expenditures for leasehold acreage acquisitions (which are expenditures we generally provide for in our planned capital expenditures) included in the total above were approximately $67.6 million for the year ended December 31, 2013.

Divestitures. In December 2012, we closed the sale of certain non-core assets, a portion of which were acquired in the Three Rivers Acquisition, for cash consideration of approximately $503.1 million, which resulted in a pre-tax gain of approximately $0.9 million (included in discontinued operations). For the year ended December 31, 2012 these assets produced an average of 4,937 Boe per day. We estimate that the proved reserves of these assets at closing were approximately 35.3 MMBoe. We used the net proceeds from this divestiture to repay a portion of the outstanding borrowings under our credit facility.

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

We had the following contractual obligations at December 31, 2013:

	Payments Due by Period
		Less than	1 - 3	3 - 5	More than
(in thousands)	Total	1 year	years	years	5 years

Long-term debt (a)	$3,600,000	$-	$250,000	$-	$3,350,000
Cash interest expense on debt (b)	1,766,802	273,419	403,982	398,500	690,901
Operating lease obligations (c)	17,135	5,922	7,646	1,395	2,172
Drilling commitments (d)	17,868	17,038	830	-	-
Employment agreements with officers (e)	5,930	5,930	-	-	-
Derivative liabilities (f)	67,789	53,701	14,088	-	-
Asset retirement obligations (g)	101,593	4,481	22,163	4,602	70,347
Total contractual obligations	$5,577,117	$360,491	$698,709	$404,497	$4,113,420

(a)     See Note I of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for information regarding future interest payment obligations on our long-term debt. The amounts included in the table above represent principal maturities only.

(b)     Cash interest expense on our senior notes is estimated assuming no principal repayment until their maturity dates. Cash interest expense on our credit facility is estimated assuming (i) a principal balance outstanding equal to the balance at December 31, 2013 of $250.0 million with no principal repayment until the instrument due date of April 25, 2016 and (ii) a fixed interest rate of 1.7 percent, which was our interest rate at December 31, 2013. Also included in the “Less than 1 year” column is accrued interest at December 31, 2013 of approximately $70 million.

(c)     See Note J of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

(d)     Consists of daywork drilling contracts related to drilling rigs contracted at December 31, 2013. See Note J of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

(e)     Represents amounts of cash compensation we are obligated to pay to our officers under employment agreements assuming such employees continue to serve the entire term of their employment agreement and their cash compensation is not adjusted.

(f)      Derivative obligations represent commodity derivatives that were valued at December 31, 2013. The ultimate settlement amounts of our derivative obligations are unknown because they are subject to continuing market risk. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and Note H of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding our derivative obligations.

(g)     Amounts represent costs related to expected oil and natural gas property abandonments related to proved reserves by period, net of any future accretion. See Note E of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

____________________________________________________________________________________________________

Off-balance sheet arrangements.  Currently, we do not have any material off-balance sheet arrangements.

Capital resources.  Our primary sources of liquidity have been cash flows generated from operating activities (including the cash settlements received from (paid on) derivatives not designated as hedges presented in our investing activities) and borrowings under our credit facility. Based on current commodity prices and capital costs, we believe our 2014 capital expenditures budget, excluding acquisitions, will exceed our cash flow, and we will fund our short falls with borrowings under our credit facility. We believe that we have adequate availability under our credit facility to fund any cash flow deficits, though we could reduce our capital spending program to remain substantially within our cash flow.

The following table summarizes our net increase (decrease) in cash and cash equivalents for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
(in thousands)	2013	2012	2011

Net cash provided by operating activities	$1,362,020	$1,237,478	$1,199,458
Net cash used in investing activities	(1,896,794)	(2,240,444)	(1,651,418)
Net cash provided by financing activities	531,915	1,005,504	451,918
Net increase (decrease) in cash and cash equivalents	$(2,859)	$2,538	$(42)

Cash flow from operating activities. The increase in operating cash flows during the year  ended December 31, 2013 as compared to 2012 was primarily due to an increase in oil and natural gas revenues of approximately $500.1 million; offset in part by (i) cash increases in oil and natural gas production costs of approximately $111.7 million, (ii) cash increases in general and administrative expense and interest expense of approximately $36.0 million and $35.9 million, respectively, and (iii) approximately $83.6 million of negative variances in operating assets and liabilities.

The increase in operating cash flows during the year  ended December 31, 2012 over 2011 was principally due to increases in our oil and natural gas production as a result of (a) our PDC Acquisition and Three Rivers Acquisition and (b) our exploration and development program, offset in part by (i) the divestitures in 2012 and 2011, (ii) decreases in average realized oil and natural gas prices, (iii) cash increases in oil and natural gas production costs of approximately $65.8 million, (iv) cash increases in general and administration expense and interest expense of $35.3 million and $64.3 million, respectively, and (v) approximately $20.1 million of positive variances in operating assets and liabilities.

Our net cash provided by operating activities also includes a reduction of $83.6 million, $0.5 million and $19.6 million for the years  ended December 31, 2013, 2012 and 2011, respectively, associated with changes in operating assets and liabilities.

Cash flow used in investing activities. During the years ended December 31, 2013, 2012 and 2011, we invested $1.9 billion, $2.7 billion and $1.7 billion, respectively, for capital expenditures on oil and natural gas properties and acquisitions. The primary reason for the differences in the costs incurred and cash flow expenditures is the timing of payments. The 2013, 2012 and 2011 expenditures were funded in part from borrowings under our credit facility.

Cash flows used in investing activities were substantially lower during the year ended December 31, 2013 as compared to 2012, primarily due to our Three Rivers Acquisition in 2012. This decrease was offset in part by (i) an increase in our exploration and development expenditures in 2013 and (ii) a $477.3 million decrease in proceeds from the disposition of assets related to the divestiture of non-core assets in 2012. Cash flows used in investing activities were substantially higher during the year ended December 31, 2012 as compared to 2011 due to (i) our PDC Acquisition and Three Rivers Acquisition in 2012 and (ii) an increase in our exploration and development expenditures in 2012 over 2011; offset in part by a $296.1 million increase in proceeds from the disposition of assets related to the divestiture of non-core assets in 2012 as compared to the Bakken asset divestiture in 2011.

Cash flow from financing activities. Below is a description of our financing activities. During 2013, 2012 and 2011 we completed the following significant capital markets activities:

•         In June 2013, we issued $850 million in aggregate principal amount of 5.5% senior notes due 2023 at 103.75 percent of par, for which we received net proceeds of approximately $867.8 million. We used a portion of the net proceeds from the Offering to fund the tender offer and redemption of the 8.625% Notes at a price of 106.922 percent of the unpaid principal amount. The remaining proceeds were used to pay down amounts outstanding on the credit facility. See Note I of the Notes to Consolidated Financial Statements included in “Item 8.  Financial Statements and Supplementary Data” for additional information regarding our debt balance at December 31, 2013.

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

Our credit facility has a maturity date of April 25, 2016. Our borrowing base is $3.0 billion until the next scheduled borrowing base redetermination in April 2014, and commitments from our bank group total $2.5 billion. Between scheduled borrowing base redeterminations, the Company and the lenders (requiring a 66 2/3 percent vote), may each request one special redetermination. At December 31, 2013 our availability to borrow additional funds was approximately $2.2  billion based on bank commitments of $2.5 billion.

Advances on our credit facility bear interest, at our option, based on (i) the prime rate of JPMorgan Chase Bank (“JPM Prime Rate”) (3.25 percent at December 31, 2013) or (ii) a Eurodollar rate (substantially equal to the LIBOR).  The credit facility’s interest rates of Eurodollar rate advances and JPM Prime Rate advances varied, with interest margins ranging from 150 to 250 basis points and 50 to 150 basis points, respectively, per annum depending on the debt balance outstanding on our credit facility. We pay commitment fees on the unused portion of the available commitment ranging from 37.5 to 50 basis points per annum, depending on utilization of the borrowing base.

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

Liquidity. Our principal sources of short-term liquidity are cash on hand and available borrowing capacity under our credit facility.  At December 31, 2013, we had approximately $21 thousand of cash on hand.

At December 31, 2013, the commitments under our credit facility were $2.5 billion, which provided us with approximately $2.2 billion of available  borrowing capacity. Upon a redetermination, our $3.0 billion borrowing base could be substantially reduced. There is no assurance that our borrowing base will not be reduced, which could affect our liquidity.

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

Book capitalization and current ratio.    Our book capitalization at December 31, 2013 was $7.4 billion, consisting of debt of $3.6 billion and stockholders’ equity of $3.8 billion. Our debt to book capitalization was 49 percent and 47 percent at

December 31, 2013 and 2012, respectively. Our ratio of current assets to current liabilities was 0.69 to 1.0 at December 31, 2013 as compared to 0.62 to 1.0 at December 31, 2012.

Inflation and changes in prices.  Our revenues, the value of our assets, and our ability to obtain bank financing or additional capital on attractive terms have been and will continue to be affected by changes in commodity prices and the costs to produce our reserves. Commodity prices are subject to significant fluctuations that we are unable to control or predict. During the year ended December 31, 2013, we received from continuing operations an average of $91.76 per barrel of oil and $5.08 per Mcf of natural gas before consideration of commodity derivative contracts compared to $87.96 per barrel of oil and $5.06 per Mcf of natural gas in the year ended December 31, 2012. Although certain of our costs are affected by general inflation, inflation does not normally have a significant effect on our business. In a trend that began in 2004, and that has continued until recently, oil prices have increased significantly. The higher oil price led to increased activity in the industry and, consequently, rising costs. These cost trends have put pressure not only on our operating costs, but also on capital costs.

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

In management’s opinion, the more significant reporting areas impacted by management’s judgments and estimates are the choice of accounting method for oil and natural gas activities, oil and natural gas reserve estimation, asset retirement obligations, impairment of long-lived assets, valuation of stock-based compensation, valuation of business combinations, valuation of financial derivative instruments and income taxes. Management’s judgments and estimates in these areas are based on information available from both internal and external sources, including engineers, geologists and historical experience in similar matters. Actual results could differ from the estimates as additional information becomes known.

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

Depletion of capitalized drilling and development costs of oil and natural gas properties is computed using the unit-of-production method on total estimated proved developed oil and natural gas reserves. Depletion of producing leaseholds is based on the unit-of-production method using our total estimated proved reserves. In arriving at rates under the unit-of-production method, the quantities of recoverable oil and natural gas are established based on estimates made by our geologists and engineers and independent engineers. Service properties, equipment and other assets are depreciated using the straight-line method over estimated useful lives of two to 31 years. Upon sale or retirement of depreciable or depletable property, the cost and related accumulated depreciation and depletion are eliminated from the accounts and the resulting gain or loss is recognized.

Oil and Natural Gas Reserves and Standardized Measure of Discounted Net Future Cash Flows

This report presents estimates of our proved reserves as of December 31, 2013, which have been prepared and presented in accordance with SEC guidelines. The pricing that was used for estimates of our reserves as of December 31, 2013 was based on an unweighted average twelve month WTI posted price of $93.42 per Bbl for oil and a Henry Hub spot natural gas price of $3.67 per MMBtu for natural gas.

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

It should not be assumed that the Standardized Measure included in this report as of December 31, 2013 is the current market value of our estimated proved reserves. In accordance with SEC requirements, we based the 2013 Standardized Measure on a 12-month average of commodity prices on the first day of the month and prevailing costs on the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs utilized in the estimate. See “Item 1A. Risk Factors” and “Item 2. Properties” for additional information regarding estimates of proved reserves.

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

Valuation of Stock-Based Compensation

In accordance with GAAP, we calculate the fair value of stock-based compensation using various valuation methods. The valuation methods require the use of estimates to derive the inputs necessary to determine fair value. The Company utilizes (a) the Black-Scholes option pricing model to measure the fair value of stock options, (b) the average of the high and low stock price on the date of grant for the fair value of restricted stock awards and (c) the Monte Carlo simulation method for the fair value of performance unit awards. See Note F of the Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information regarding our stock-based compensation.

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

In estimating the fair values of assets acquired and liabilities assumed, we make various assumptions. The most significant assumptions related to the estimated fair values assigned to proved and unproved oil and natural gas properties. To estimate the fair values of these properties, we utilize estimates of oil and natural gas reserves. We make future price assumptions to apply to the estimated reserves quantities acquired and estimate future operating and development costs to arrive at estimates of future net cash flows. For estimated proved reserves, the future net cash flows were discounted using a market-based weighted average cost of capital rates determined appropriate at the time of the acquisition. The market-based weighted average cost of capital rates are subject to additional project-specific risking factors. To compensate for the inherent risk of estimating and valuing unproved reserves, the discounted future net cash flows of the unproved reserves were reduced by additional risk-weighting factors.

Estimated fair values assigned to assets acquired can have a significant effect on results of operations in the future. A higher fair value assigned to a property results in a higher depletion expense, which results in lower net earnings. Fair values are based on estimates of future commodity prices, reserves quantities, operating expenses and development costs. This increases the likelihood of impairment if future commodity prices or reserves quantities are lower than those originally used to determine fair value or if future operating expenses or development costs are higher than those originally used to determine fair value. Impairment would have no effect on cash flows but would result in a decrease in net income for the period in which the impairment is recorded.

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

Our open commodity derivative instruments were in a net liability position with a fair value of $66.2 million at December 31, 2013. In order to determine the fair value at the end of each reporting period, we compute discounted cash flows for the duration of each commodity derivative instrument using the terms of the related contract. Inputs consist of published forward commodity price curves as of the date of the estimate. We compare these prices to the price parameters contained in our hedge contracts to determine estimated future cash inflows or outflows. We then discount the cash inflows or outflows using a combination of published LIBOR rates, Eurodollar futures rates and interest swap rates. The fair values of our commodity derivative assets and liabilities include a measure of credit risk based on average published yields by credit rating. In addition, for collars, we estimate the option value of the contract floors and ceilings using an option pricing model which takes into account market volatility, market prices and contract parameters.

Changes in the fair values of our commodity derivative instruments have a significant impact on our net income because we follow mark-to-market accounting and recognize all gains and losses on such instruments in earnings in the period in which they occur. For the year ended December 31, 2013, we reported a $123.7 million loss on commodity derivative instruments.

We compare our estimates of the fair values of our commodity and interest rate derivative instruments with those provided by our counterparties. There have been no significant differences.

Income Taxes

Our provision for income taxes includes both federal and state taxes in jurisdictions in which we operate. We estimate our overall tax rate using a combination of the federal tax rate and a blend of enacted state tax rates. Acquisitions or dispositions of assets could change the apportionment of our state taxes, which would impact our overall tax rate.

Our federal and state income tax returns are generally not prepared or filed before the consolidated financial statements are prepared; therefore, we estimate the tax basis of our assets and liabilities, which are based on numerous judgments and assumptions inherent in the determination of future taxable income, at the end of each period as well as the effects of tax rate changes and tax credits. Adjustments related to these estimates are recorded in our tax provision in the period in which we finalize our income tax returns. Material changes to our tax accruals may occur in the future based on audits, changes in legislation or resolution of pending matters.

Recent Accounting Pronouncements

None.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

We are exposed to a variety of market risks including credit risk, commodity price risk and interest rate risk. We address these risks through a program of risk management which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we are a party at December 31, 2013, and from which we may incur future gains or losses from changes in market interest rates or commodity prices and losses from extension of credit.  We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

Commodity price risk.  We are exposed to market risk as the prices of our commodities are subject to fluctuations resulting from changes in supply and demand. To reduce our exposure to changes in the prices of our commodities, we have entered into, and may in the future enter into, additional commodity price risk management arrangements for a portion of our oil and natural gas production. The agreements that we have entered into generally have the effect of providing us with a fixed price for a portion of our expected future oil and natural gas production over a fixed period of time. Our commodity price risk management activities could have the effect of reducing net income and the value of our securities. An average increase in the commodity price of $10.00 per barrel of oil and $1.00 per MMBtu for natural gas from the commodity price at December 31, 2013, would have resulted in an increase in our net liability of approximately $353.4 million.

At December 31, 2013, we had (i) oil price swaps that settle on a monthly basis covering future oil production from January 1, 2014 through June 30, 2017 and (ii) oil basis swaps covering our Midland to Cushing basis differential from January 1, 2014 to December 31, 2014. See Note H of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information on the commodity derivative instruments. The average NYMEX oil price for the year ended December 31, 2013, was $98.05 per Bbl. At February 18, 2014, the NYMEX oil price was $102.43 per Bbl.

At December 31, 2013, we had (i) natural gas price swaps that settle on a monthly basis covering future natural gas production from January 1, 2014 to December 31, 2015 and (ii) natural gas collars covering future natural gas production from January 1, 2014 to December 31, 2014. See Note H of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information on our commodity derivative instruments. The average NYMEX natural gas price for the year ended December 31, 2013, was $3.73 per MMBtu. At February 18, 2014, the NYMEX natural gas price was $5.55 per MMBtu.

A decrease in the average NYMEX oil and natural gas prices below those at December 31, 2013 would decrease the fair value liability of our commodity derivative contracts from their recorded balance at December 31, 2013. Changes in the recorded fair value of the undesignated commodity derivative contracts are marked to market through earnings as gains or losses. The potential decrease in our fair value liability would be recorded in earnings as a gain. However, an increase in the average NYMEX oil and natural gas prices above those at December 31, 2013 would increase the fair value liability of our commodity derivative contracts from their recorded balance at December 31, 2013. The potential increase in our fair value liability would be recorded in earnings as a loss. We are currently unable to estimate the effects on the earnings of future periods resulting from changes in the market value of our commodity derivative contracts.

The fair value of our derivative instruments is determined based on our valuation models. We did not change our valuation method during the year ended December 31, 2013. During the year ended December 31, 2013, we were party to commodity derivative instruments. See Note H of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding our derivative instruments.  The following table reconciles the changes that occurred in the fair values of our derivative instruments during the year ended December 31, 2013:

Commodity Derivative
Instruments
(in thousands)	Net Assets (Liabilities) (a)

Fair value of contracts outstanding at December 31, 2012	$25,078
Changes in fair values (b)	(123,652)
Contract maturities	32,341
Fair value of contracts outstanding at December 31, 2013	$(66,233)

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

We had total indebtedness of $250.0 million outstanding under our credit facility at December 31, 2013. The impact of a one percent increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $2.5 million.

Item 8.  Financial Statements and Supplementary Data

Our consolidated financial statements and supplementary financial data are included in this report beginning on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We had no changes in, and no disagreements with, our accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at December 31, 2013 at the reasonable assurance level.

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

As of December 31, 2013, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 1992 “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management determined that the Company maintained effective internal control over financial reporting at December 31, 2013.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Grant Thornton LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this annual report on Form 10-K, has issued their report on the effectiveness of the Company's internal control over financial reporting at December 31, 2013. The report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting at December 31, 2013, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Concho Resources Inc.

We have audited the internal control over financial reporting of Concho Resources Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013, and our report dated February 20, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma

February 20, 2014

Item 9B. Other Information

            None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Item 10 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2013.

Item 11.  Executive Compensation

Item 11 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

At December 31, 2013, a total of 7,500,000 shares of common stock were authorized for issuance under our equity compensation plan. In the table below, we describe certain information about these shares and the equity compensation plan which provides for their authorization and issuance. You can find descriptions of our stock incentive plan under Note F of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

	(1)	(2)	(3)
Number of securities
remaining available for
	Number of	Weighted average	future issuance under
	securities to be	exercise	equity compensation
	issued upon	price of	plans (excluding
	exercise of	outstanding	securities reflected in
Plan category	outstanding options	options	column (1))

Equity compensation plan approved by the security holders (a)	255,537	$21.50	1,468,760
Equity compensation plan not approved by the security holders (b)	-	$-	-
Total	255,537		1,468,760

(a)		2006 Stock Incentive Plan, as amended and restated. See Note F of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

(b)		None.

The remaining information required by Item 12 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2013.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Item 13 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2013.

Item 14.  Principal Accounting Fees and Services

Item 14 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2013.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)     Listing of Financial Statements

Financial Statements

The following consolidated financial statements are included in “Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2013 and 2012

Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011

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

Number                                                              Description

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

4.10                Eighth Supplemental Indenture, dated June 3, 2013, between Concho Resources Inc., the subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on June 6, 2013, and incorporated herein by reference).

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

Exhibit

Number                                                              Description

10.1**           Separation and Release Agreement dated January 2, 2013, between Concho Resources Inc. and Jack F. Harper (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K on February 22, 2013, and incorporated herein by reference).

10.2**           Form of Performance Unit Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 4, 2013, and incorporated herein by reference).

10.3**           Termination of Consulting Agreement dated August 14, 2013 by and between Concho Resources Inc. and Steven L. Beal (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on November 7, 2013 and incorporated herein by reference).

10.4**           Consulting Agreement dated June 9, 2009, by and between Concho Resources Inc. and Steven L. Beal (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 12, 2009, and incorporated herein by reference).

10.5**           Amended and Restated Concho Resources Inc. 2006 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on August 8, 2012, and incorporated herein by reference).).

10.6**           Form of Nonstatutory Stock Option Agreement (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K on March 28, 2008, and incorporated herein by reference).

10.7**           Form of Restricted Stock Agreement (for officers) (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K on February 22, 2013, and incorporated herein by reference).

10.8**           Form of Restricted Stock Agreement (for employees) (filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 on April 24, 2007, and incorporated herein by reference).

10.9**           Form of Restricted Stock Agreement (for non-officer employees) (filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K on February 25, 2011, and incorporated herein by reference).

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

Exhibit

Number                                                              Description

10.15**         Employment Agreement dated November 5, 2009, between Concho Resources Inc. and C. William Giraud (filed as Exhibit 10.18 to the Company’s Annual Report on From 10-K on February 26, 2010, and incorporated herein by reference).

10.16**         Form of First Amendment to Employment Agreement between Concho Resources Inc. and each of Messrs. Leach, Giraud, Holderness, Hyde and Wright (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on May 6, 2011, and incorporated herein by reference).

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

10.23**         Indemnification Agreement, dated January 10, 2012, between Concho Resources Inc. and Gary A. Merriman (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 12, 2012, and incorporated herein by reference).

10.24              Amended and Restated Credit Agreement, dated July 31, 2008, by and among Concho Resources Inc., JP Morgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on August 6, 2008, and incorporated herein by reference).

10.25              First Amendment to Amended and Restated Credit Agreement dated as of April 7, 2009, to the Amended and Restated Credit Agreement, dated July 31, 2008, by and among Concho Resources Inc., JP Morgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K on April 9, 2009, and incorporated herein by reference).

Exhibit

Number                                                              Description

10.26              Limited Consent and Waiver, dated September 4, 2009, to the Amended and Restated Credit Agreement dated July 31, 2008, by and among Concho Resources Inc., JP Morgan Chase Bank, N.A., Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on September 22, 2009, and incorporated herein by reference).

10.27              Second Amendment to Amended and Restated Credit Agreement, dated April 26, 2010, by and among Concho Resources Inc., JP Morgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on April 29, 2010, and incorporated herein by reference).

10.28              Third Amendment to Amended and Restated Credit Agreement and Limited Waiver, dated June 16, 2010, among Concho Resources Inc. and the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 18, 2010, and incorporated herein by reference).

10.29              Fourth Amendment to Amended and Restated Credit Agreement, dated October 7, 2010, among Concho Resources Inc. and the lenders party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on October 13, 2010, and incorporated herein by reference).

10.30              Fifth Amendment to Amended and Restated Credit Agreement and Limited Waiver, dated as of December 7, 2010, among Concho Resources Inc. and the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on December 10, 2010, and incorporated herein by reference).

10.31              Sixth Amendment to Amended and Restated Credit Agreement, dated as of April 25, 2011, among Concho Resources Inc. and the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 27, 2011, and incorporated herein by reference).

10.32              Seventh Amendment to Amended and Restated Credit Agreement, dated as of October 12, 2011, among Concho Resources Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 14, 2011, and incorporated herein by reference).

10.33              Eighth Amendment to Amended and Restated Credit Agreement, dated as of April 12, 2012, among Concho Resources Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 16, 2012, and incorporated herein by reference).

10.34              Ninth Amendment to Amended and Restated Credit Agreement, dated as of May 31, 2012, among Concho Resources Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 5, 2012, and incorporated herein by reference).

10.35              Tenth Amendment to Amended and Restated Credit Agreement, dated as of October 26, 2012, among Concho Resources Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 29, 2012, and incorporated herein by reference).

Exhibit

Number                                                              Description

10.36              Eleventh Amendment to Amended and Restated Credit Agreement, dated as of April 15, 2013, among Concho Resources Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 17, 2013, and incorporated herein by reference).

10.37              Twelfth Amendment to Amended and Restated Credit Agreement, dated as of October 29, 2013, among Concho Resources Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 29, 2013, and incorporated herein by reference).

10.38              Registration Rights Agreement dated February 27, 2006, among Concho Resources Inc. and the other signatories thereto (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 on April 24, 2007, and incorporated herein by reference).

12.1(a)           Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

21.1(a)           Subsidiaries of Concho Resources Inc.

23.1(a)           Consent of Grant Thornton LLP.

23.2(a)           Consent of Netherland, Sewell & Associates, Inc.

23.3(a)           Consent of Cawley, Gillespie & Associates, Inc.

31.1(a)           Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(a)           Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(b)           Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(b)           Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1(a)           Netherland, Sewell & Associates, Inc. Reserve Report.

99.2(a)           Cawley, Gillespie & Associates, Inc. Reserve Report.

101.INS(a)    XBRL Instance Document.

101.SCH(a)  XBRL Schema Document.

101.CAL(a)  XBRL Calculation Linkbase Document.

101.DEF(a)   XBRL Definition Linkbase Document.

101.LAB(a)  XBRL Labels Linkbase Document.

101.PRE(a)   XBRL Presentation Linkbase Document.

_________________________________________________________________________________________________________________________

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

CONCHO RESOURCES INC.

Date:	February 20, 2014	By	/s/ Timothy A. Leach

Timothy A. Leach
Director, Chairman of the Board of Directors, Chief Executive
Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TIMOTHY A. LEACH	Director, Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	February 20, 2014
Timothy A. Leach

/s/ DARIN G. HOLDERNESS	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	February 20, 2014
Darin G. Holderness

/s/ BRENDA R. SCHROER	Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 20, 2014
Brenda R. Schroer

/s/ STEVEN L. BEAL	Director	February 20, 2014
Steven L. Beal

/s/ TUCKER S. BRIDWELL	Director	February 20, 2014
Tucker S. Bridwell

/s/ WILLIAM H. EASTER III	Director	February 20, 2014
William H. Easter III

/s/ GARY A. MERRIMAN	Director	February 20, 2014
Gary A. Merriman

/s/ RAY M. POAGE	Director	February 20, 2014
Ray M. Poage

/s/ MARK B. PUCKETT	Director	February 20, 2014
Mark B. Puckett

/s/ A. WELLFORD TABOR	Director	February 20, 2014
A. Wellford Tabor

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements of Concho Resources Inc.:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Concho Resources Inc.

We have audited the accompanying consolidated balance sheets of Concho Resources Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit  includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Concho Resources Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 20, 2014 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma

February 20, 2014

Concho Resources Inc.
Consolidated Balance Sheets

	December 31,
(in thousands, except share and per share amounts)	2013	2012
Assets
Current assets:
Cash and cash equivalents	$21	$2,880
Accounts receivable, net of allowance for doubtful accounts:
Oil and natural gas	223,790	198,053
Joint operations and other	247,945	202,738
Derivative instruments	590	35,942
Deferred income taxes	30,069	-
Prepaid costs and other	18,460	19,269
Total current assets	520,875	458,882
Property and equipment:
Oil and natural gas properties, successful efforts method	11,215,373	9,455,599
Accumulated depletion and depreciation	(2,384,108)	(1,565,316)
Total oil and natural gas properties, net	8,831,265	7,890,283
Other property and equipment, net	114,783	103,141
Total property and equipment, net	8,946,048	7,993,424
Deferred loan costs, net	73,048	77,609
Intangible asset - operating rights, net	28,615	30,076
Inventory	19,682	20,611
Noncurrent derivative instruments	966	2,769
Other assets	1,930	6,066
Total assets	$9,591,164	$8,589,437
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable:
Trade	$13,936	$31,144
Related parties	-	185
Bank overdrafts	36,718	24,275
Revenue payable	177,617	162,073
Accrued and prepaid drilling costs	318,296	351,919
Derivative instruments	53,701	1,584
Deferred income taxes	-	8,566
Other current liabilities	156,600	160,340
Total current liabilities	756,868	740,086
Long-term debt	3,630,421	3,101,103
Deferred income taxes	1,334,653	1,186,621
Noncurrent derivative instruments	14,088	12,049
Asset retirement obligations and other long-term liabilities	97,185	83,382
Commitments and contingencies (Note J)
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 authorized; 105,222,765 and 104,668,427
shares issued at December 31, 2013 and 2012, respectively	105	105
Additional paid-in capital	2,027,162	1,982,714
Retained earnings	1,741,566	1,490,563
Treasury stock, at cost; 127,305 and 86,861 shares at December 31, 2013 and 2012,
respectively	(10,884)	(7,186)
Total stockholders’ equity	3,757,949	3,466,196
Total liabilities and stockholders’ equity	$9,591,164	$8,589,437

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.
Consolidated Statements of Operations

	Years Ended December 31,
(in thousands, except per share amounts)	2013	2012	2011

Operating revenues:
Oil sales	$1,938,433	$1,482,998	$1,228,167
Natural gas sales	381,486	336,816	389,604
Total operating revenues	2,319,919	1,819,814	1,617,771
Operating costs and expenses:
Oil and natural gas production	455,436	343,743	277,929
Exploration and abandonments	109,549	39,840	11,394
Depreciation, depletion and amortization	772,608	575,128	400,022
Accretion of discount on asset retirement obligations	6,047	4,187	2,444
Impairments of long-lived assets	65,375	-	439
General and administrative (including non-cash stock-based compensation of $35,078,
$29,872 and $19,271 for the years ended December 31, 2013, 2012 and 2011, respectively)	169,815	133,796	98,525
(Gain) loss on derivatives not designated as hedges	123,652	(127,443)	23,350
Total operating costs and expenses	1,702,482	969,251	814,103
Income from operations	617,437	850,563	803,668
Other income (expense):
Interest expense	(218,581)	(182,705)	(118,360)
Loss on extinguishment of debt	(28,616)	-	-
Other, net	(13,081)	(8,587)	(3,974)
Total other expense	(260,278)	(191,292)	(122,334)
Income from continuing operations before income taxes	357,159	659,271	681,334
Income tax expense	(118,237)	(251,041)	(261,800)
Income from continuing operations	238,922	408,230	419,534
Income from discontinued operations, net of tax	12,081	23,459	128,603
Net income	$251,003	$431,689	$548,137
Basic earnings per share:
Income from continuing operations	$2.28	$3.96	$4.09
Income from discontinued operations, net of tax	0.11	0.22	1.25
Net income	$2.39	$4.18	$5.34
Diluted earnings per share:
Income from continuing operations	$2.28	$3.93	$4.05
Income from discontinued operations, net of tax	0.11	0.22	1.23
Net income	$2.39	$4.15	$5.28

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.
Consolidated Statements of Stockholders’ Equity

			Additional				Total
	Common Stock		Paid-in	Retained	Treasury Stock		Stockholders’
(in thousands)	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
BALANCE AT JANUARY 1, 2011	102,842	$103	$1,874,649	$510,737	32	$(1,615)	$2,383,874
Net income	-	-	-	548,137	-	-	548,137
Stock options exercised	667	1	7,800	-	-	-	7,801
Grants of restricted stock	307	-	-	-	-	-	-
Cancellation of restricted stock	(60)	-	-	-	-	-	-
Stock-based compensation	-	-	19,271	-	-	-	19,271
Excess tax benefits related to stock-based
compensation	-	-	24,037	-	-	-	24,037
Purchase of treasury stock	-	-	-	-	24	(2,381)	(2,381)
BALANCE AT DECEMBER 31, 2011	103,756	104	1,925,757	1,058,874	56	(3,996)	2,980,739
Net income	-	-	-	431,689	-	-	431,689
Stock options exercised	500	1	8,122	-	-	-	8,123
Grants of restricted stock	471	-	-	-	-	-	-
Cancellation of restricted stock	(59)	-	-	-	-	-	-
Stock-based compensation	-	-	29,872	-	-	-	29,872
Excess tax benefits related to stock-based
compensation	-	-	18,963	-	-	-	18,963
Purchase of treasury stock	-	-	-	-	31	(3,190)	(3,190)
BALANCE AT DECEMBER 31, 2012	104,668	105	1,982,714	1,490,563	87	(7,186)	3,466,196
Net income	-	-	-	251,003	-	-	251,003
Stock options exercised	174	-	3,223	-	-	-	3,223
Grants of restricted stock	499	-	-	-	-	-	-
Cancellation of restricted stock	(118)	-	-	-	-	-	-
Stock-based compensation	-	-	35,078	-	-	-	35,078
Excess tax benefits related to stock-based
compensation	-	-	6,147	-	-	-	6,147
Purchase of treasury stock	-	-	-	-	40	(3,698)	(3,698)
BALANCE AT DECEMBER 31, 2013	105,223	$105	$2,027,162	$1,741,566	127	$(10,884)	$3,757,949

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$251,003	$431,689	$548,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	772,608	575,128	400,022
Accretion of discount on asset retirement obligations	6,047	4,187	2,444
Impairments of long-lived assets	65,375	-	439
Exploration and abandonments, including dry holes	80,714	19,913	6,417
Non-cash compensation expense	35,078	29,872	19,271
Deferred income taxes	102,427	241,819	249,883
Loss on disposition of assets, net	1,268	372	1,139
(Gain) loss on derivatives not designated as hedges	123,652	(127,443)	23,350
Discontinued operations	(12,250)	49,011	(35,084)
Other non-cash items	19,720	12,420	3,075
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(40,009)	(23,091)	(117,561)
Prepaid costs and other	4,945	(8,200)	(1,730)
Inventory	509	(1,587)	7,749
Accounts payable	(18,469)	4,165	(25,381)
Revenue payable	28,593	16,012	84,850
Other current liabilities	(59,191)	13,211	32,438
Net cash provided by operating activities	1,362,020	1,237,478	1,199,458
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures on oil and natural gas properties	(1,850,992)	(2,717,283)	(1,707,939)
Additions to other property and equipment	(28,678)	(56,588)	(37,651)
Proceeds from the disposition of assets	15,217	492,497	196,420
Funds held in escrow	-	17,394	(17,394)
Settlements received from (paid on) derivatives not designated as hedges	(32,341)	23,536	(84,854)
Net cash used in investing activities	(1,896,794)	(2,240,444)	(1,651,418)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	3,257,575	4,262,000	2,809,300
Payments of debt	(2,729,700)	(3,241,500)	(2,389,300)
Exercise of stock options	3,223	8,123	7,801
Excess tax benefit from stock-based compensation	6,147	18,963	24,037
Payments for loan costs	(14,075)	(23,926)	(24,466)
Purchase of treasury stock	(3,698)	(3,190)	(2,381)
Bank overdrafts	12,443	(14,966)	26,927
Net cash provided by financing activities	531,915	1,005,504	451,918
Net increase (decrease) in cash and cash equivalents	(2,859)	2,538	(42)
Cash and cash equivalents at beginning of period	2,880	342	384
Cash and cash equivalents at end of period	$21	$2,880	$342
SUPPLEMENTAL CASH FLOWS:
Cash paid for interest and fees, net of $73 capitalized interest in 2011	$200,961	$158,715	$77,921
Cash paid for income taxes	$21,376	$19,674	$22,768

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

Note A. Organization and nature of operations

Concho Resources Inc. (the “Company”) is a Delaware corporation formed on February 22, 2006. The Company’s principal business is the acquisition, development and exploration of oil and natural gas properties primarily located in the Permian Basin region of Southeast New Mexico and West Texas.

Note B. Summary of significant accounting policies

Principles of consolidation.  The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries. In addition, from time to time, a third-party has formed entities to effectuate a tax-free exchange of assets for the Company.  The Company has 100 percent control over the decisions of the entities, but has no direct ownership. The third-party conveys ownership to the Company upon completion of the tax-free exchange process. The Company consolidates the financial statements of these entities. All material intercompany balances and transactions have been eliminated.

Discontinued operations. The Company made the following divestitures of assets during the periods covered by these consolidated financial statements:

	Asset Group
	Non-Core	Bakken
(dollars in millions)	Assets	Assets

Date divested	December 2012	March 2011
Net proceeds	$503.1	$195.9
Gain on disposition of assets	$0.9	$135.9

As a result, the Company has reflected the results of operations of these divested assets as discontinued operations, rather than as a component of continuing operations. See Note N for additional information regarding these divestitures and their discontinued operations.

Use of estimates in the preparation of financial statements. Preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Depletion of oil and natural gas properties are determined using estimates of proved oil and natural gas reserves. There are numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. Similarly, evaluations for impairment of proved and unproved oil and natural gas properties are subject to numerous uncertainties including, among others, estimates of future recoverable reserves and commodity price outlooks. Other significant estimates include, but are not limited to, the asset retirement obligations, fair value of derivative financial instruments, the fair value of business combinations and fair value of stock-based compensation.

Cash equivalents. The Company considers all cash on hand, depository accounts held by banks, money market accounts and investments with an original maturity of three months or less to be cash equivalents. The Company’s cash and cash equivalents are held in financial institutions in amounts that exceed the insurance limits of the Federal Deposit Insurance Corporation. However, management believes that the Company’s counterparty risks are minimal based on the reputation and history of the institutions selected.

Accounts receivable. The Company sells oil and natural gas to various customers and participates with other parties in the drilling, completion and operation of oil and natural gas wells. Joint interest and oil and natural gas sales receivables

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

related to these operations are generally unsecured. The Company determines joint interest operations accounts receivable allowances based on management’s assessment of the creditworthiness of the joint interest owners and the Company’s ability to realize the receivables through netting of anticipated future production revenues. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. The Company had an allowance for doubtful accounts of approximately $0.7 million at both December 31, 2013 and 2012.

Inventory. Inventory consists primarily of tubular goods and other oilfield equipment that the Company plans to utilize in its ongoing exploration and development activities and is carried at the lower of cost or market value, on a weighted average cost basis.

Deferred loan costs. Deferred loan costs are stated at cost, net of amortization, which is computed using the effective interest and straight-line methods. The Company had deferred loan costs of $73.0 million and $77.6 million, net of accumulated amortization of $48.7 million and $38.8 million, at December 31, 2013 and December 31, 2012, respectively.

Future amortization expense of deferred loan costs at December 31, 2013 is as follows:

(in thousands)

2014	$13,503
2015	13,820
2016	8,476
2017	5,994
2018	6,376
Thereafter	24,879
Total	$73,048

Oil and natural gas properties. The Company utilizes the successful efforts method of accounting for its oil and natural gas properties. Under this method all costs associated with productive wells and nonproductive development wells are capitalized, while nonproductive exploration costs are expensed. Capitalized acquisition costs relating to proved properties are depleted using the unit-of-production method based on proved reserves. The depletion of capitalized exploratory drilling and development costs is based on the unit-of-production method using proved developed reserves. During the years ended December 31, 2013, 2012 and 2011, the Company recognized depletion expense from continuing and discontinued operations of $756.0 million, $591.3 million and $423.2 million, respectively.

The Company generally does not carry the costs of drilling an exploratory well as an asset in its consolidated balance sheets following the completion of drilling unless the exploratory well finds oil and natural gas reserves in an area requiring a major capital expenditure and both of the following conditions are met:

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

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

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

Costs of significant nonproducing properties, wells in the process of being drilled and completed and development projects are excluded from depletion until such time as the related project is developed and proved reserves are established or impairment is determined. The Company capitalizes interest, if debt is outstanding, on expenditures for significant development projects until such projects are ready for their intended use. At December 31, 2013 and 2012, the Company had excluded $224.6 million and $222.7 million, respectively, of capitalized costs from depletion, and the Company had capitalized interest of $0.1 million, during 2011. The Company had no capitalized interest during 2013 or 2012.

The Company reviews its long-lived assets to be held and used, including proved oil and natural gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future cash flows is less than the carrying amount of the assets. In this circumstance, the Company recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. The Company reviews its oil and natural gas properties by amortization base or by individual well for those wells not constituting part of an amortization base. For each property determined to be impaired, an impairment loss equal to the difference between the carrying value of the properties and the estimated fair value (discounted future cash flows) of the properties would be recognized at that time. Estimating future cash flows involves the use of judgments, including estimation of the proved and unproved oil and natural gas reserve quantities, timing of development and production, expected future commodity prices, capital expenditures and production costs. The Company recognized impairment expense from continuing and discontinued operations of $65.4 million and $0.4 million during the years ended December 31, 2013 and 2011, respectively, primarily related to its proved oil and natural gas properties. The Company did not recognize impairment expense related to its long-lived assets for the year ended December 31, 2012.

Unproved oil and natural gas properties are each periodically assessed for impairment by considering future drilling plans, the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of such projects. During the years ended December 31, 2013, 2012 and 2011, the Company recognized expense from continuing and discontinued operations of $49.8 million, $12.4  million and $5.7  million, respectively, related to abandoned prospects and expiring acreage, which is included in exploration and abandonments expense in the accompanying consolidated statements of operations.

Other property and equipment.  Other capital assets include buildings, transportation equipment, computer equipment and software, telecommunications equipment, leasehold improvements and furniture and fixtures. These items are recorded at cost, or fair value if acquired, and are depreciated using the straight-line method based on expected lives of the individual assets or group of assets ranging from two to 31 years. During the years ended December 31, 2013, 2012 and 2011, the Company recognized depreciation expense of $15.2 million, $12.4 million and $5.7 million, respectively.

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

Intangible assets.  The Company has capitalized certain operating rights acquired in an acquisition. The gross operating rights, which have no residual value, are amortized over the estimated economic life of 25 years. Impairment will be assessed if indicators of potential impairment exist or when there is a material change in the remaining useful economic life. The following table reflects the gross and net intangible assets at December 31, 2013 and 2012, respectively:

	December 31,
(in thousands)	2013	2012

Gross intangible - operating rights	$36,557	$36,557
Accumulated amortization	(7,942)	(6,481)
Net intangible - operating rights	$28,615	$30,076

The following table reflects amortization expense from continuing and discontinued operations for the years ended December 31, 2013, 2012 and 2011:

	Years Ending December 31,
(in thousands)	2013	2012	2011

Amortization expense	$1,461	$1,549	$1,549

The following table reflects the estimated aggregate amortization expense for each of the periods presented below at December 31, 2013:

(in thousands)

2014	$1,461
2015	1,461
2016	1,461
2017	1,461
2018	1,461
Thereafter	21,310
Total	$28,615

Environmental. The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which are often changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments is fixed and readily determinable. At December 31, 2013 and 2012, the Company has accrued approximately $2.3 million and $2.5  million, respectively, related to environmental liabilities. During the years ended December 31, 2013, 2012 and 2011, the Company recognized environmental charges of $3.4 million, $4.4  million and $9.6  million, respectively.

Derivative instruments. The Company recognizes all derivative instruments as either assets or liabilities measured at fair value. The Company netted the fair value of derivative instruments by counterparty in the accompanying consolidated

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

balance sheets where the right of offset exists. On January 1, 2013, the Company adopted the enhanced disclosure provisions issued by the Financial Accounting Standards Board in December 2011, which did not have a significant impact on the consolidated financial statements. See Note G for disclosures. The Company did not have any derivatives designated as fair value or cash flow hedges during the years ended December 31, 2013, 2012 or 2011.

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

Revenue recognition. Oil and natural gas revenues are recorded at the time of physical transfer of such products to the purchaser, which for the Company is primarily at the wellhead. The Company follows the sales method of accounting for oil and natural gas sales, recognizing revenues based on the Company’s share of actual proceeds from the oil and natural gas sold to purchasers.

Oil and natural gas sales and imbalances. Oil and natural gas imbalances are generated on properties for which two or more owners have the right to take production “in-kind” and, in doing so, take more or less than their respective entitled percentage. Imbalances are tracked by well, but the Company does not record any receivable from or payable to the other owners unless the imbalance has reached a level at which it exceeds the remaining reserves in the respective well. If reserves are insufficient to offset the imbalance and the Company is in an overtake position, a liability is recorded for the amount of shortfall in reserves valued at a contract price or the market price in effect at the time the imbalance is generated. If the Company is in an undertake position, a receivable is recorded for an amount that is reasonably expected to be received, not to exceed the current market value of such imbalance. The Company had no significant imbalances at December 31, 2013 or 2012.

General and administrative expense. The Company receives fees for the operation of jointly owned oil and natural gas properties and records such reimbursements as reductions of general and administrative expense. Such fees from continuing and discontinued operations totaled approximately $18.5 million, $16.8  million and $13.4  million for the years ended December 31, 2013, 2012 and 2011, respectively.

Stock-based compensation. For stock-based compensation awards granted, stock-based compensation expense is being recognized in the Company's financial statements on an accelerated basis over the awards' vesting periods based on their fair values on the dates of grant. The stock-based compensation awards generally vest over a period ranging from one to five years. The Company utilizes (i) the Black-Scholes option pricing model to measure the fair value of stock options, (ii) the average of the grant date’s high and low stock prices for the fair value of restricted stock and (iii) the Monte Carlo simulation method for the fair value of performance unit awards.

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

The Company evaluates uncertain tax positions for recognition and measurement in the consolidated financial statements.  To recognize a tax position, the Company determines whether it is more likely than not that the tax positions will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position.  A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the consolidated financial statements.  The amount of tax benefit recognized with respect to any tax position is

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.  The Company had no material uncertain tax positions that required recognition in the consolidated financial statements at December 31, 2013 and 2012.  Any interest or penalties would be recognized as a component of income tax expense.

Reclassifications. Certain prior period amounts have been reclassified to conform to the 2013 presentation. These reclassifications had no impact on net income (loss), total stockholders’ equity or cash flows.

Note C. Exploratory well costs

The Company capitalizes exploratory well costs until a determination is made that the well has either found proved reserves or that it is impaired. The capitalized exploratory well costs are carried in unproved oil and natural gas properties. See Unaudited Supplementary Data for the proved and unproved components of oil and natural gas properties.  If the exploratory well is determined to be impaired, the well costs are charged to exploration and abandonments expense in the consolidated statements of operations.

The following table reflects the Company’s net capitalized exploratory well activity during each of the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
(in thousands)	2013	2012	2011

Beginning capitalized exploratory well costs	$118,806	$107,767	$46,826
Additions to exploratory well costs pending the determination of proved reserves	130,967	112,529	106,195
Reclassifications due to determination of proved reserves	(94,114)	(99,514)	(45,254)
Exploratory well costs charged to expense	(11,155)	(1,976)	-
Ending capitalized exploratory well costs	$144,504	$118,806	$107,767

The following table provides an aging at December 31, 2013 and 2012 of capitalized exploratory well costs based on the date drilling was completed:

	December 31,
(dollars in thousands)	2013	2012

Capitalized exploratory well costs that have been capitalized for a period of one year or less	$122,753	$103,243
Capitalized exploratory well costs that have been capitalized for a period greater than one year	21,751	15,563
Total capitalized exploratory well costs	$144,504	$118,806
Number of projects with exploratory well costs that have been capitalized for a period greater
than one year	10	4

Southern Delaware Basin projects. At December 31, 2013, the Company had approximately $13.8 million of suspended well costs greater than one year recorded for three vertical wells where multiple zones are being evaluated in the Company’s Southern Delaware Basin project. The Company is assessing options to drill horizontal laterals to continue evaluation of the targets.

Other projects. At December 31, 2013, the Company had approximately $5.0 million of suspended well costs greater than one year recorded for four wells that have encountered technical difficulties that the Company plans to recomplete.

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

Projects operated by others. At December 31, 2013, the Company had approximately $3.0 million of suspended well costs greater than one year recorded for three wells that are operated by others and waiting on completion.

Note D. Business combinations

Three Rivers Acquisition. In July 2012, the Company acquired certain producing and non-producing assets from Three Rivers Operating Company LLC and certain affiliated entities (collectively, the “Three Rivers Acquisition”) for cash consideration of approximately $1.0 billion. The Three Rivers Acquisition was primarily funded with borrowings under the Company’s credit facility. The Company recognized transaction costs of approximately $4.5 million related to the acquisition, which is presented in other expense in the consolidated statement of operations for the year ended December 31, 2012. The Company’s results of operations prior to July 2012 do not include results from the Three Rivers Acquisition.

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

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

PDC Acquisition. In February 2012, the Company acquired certain producing and non-producing assets from Petroleum Development Corporation (the “PDC Acquisition”) for cash consideration of approximately $189.2 million. The PDC Acquisition was primarily funded with borrowings under the Company’s credit facility. The Company recognized transaction costs of approximately $0.5 million related to the acquisition, which is presented in other expenses in the consolidated statement of operations for the year ended December 31, 2012. The Company’s results of operations prior to March 2012 do not include results from the PDC Acquisition.

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

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

OGX Acquisition. In November 2011, the Company acquired three entities affiliated with OGX Holdings II, LLC (collectively, the “OGX Acquisition”) for cash consideration of approximately $252.0 million. The OGX Acquisition was primarily funded with borrowings under the Company’s credit facility. The Company recognized transaction costs of approximately $1.9 million related to the acquisition, which is presented in other expense in the consolidated statement of operations for the year ended December 31, 2011. The Company’s results of operations prior to December 2011 do not include results from the OGX Acquisition.

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

Pro forma data. The following unaudited pro forma combined condensed financial data for the years ended December 31, 2012 and 2011, were derived from the historical financial statements of the Company giving effect to the Three Rivers Acquisition, as if it had occurred on January 1, 2012 and on January 1, 2011. The results of operations for the Three Rivers Acquisition are included in the Company’s results of operations since the closing in July 2012 through December 31, 2013. The pro forma financial data does not include the results of operations for the OGX Acquisition or PDC Acquisition prior to their acquisition, as their results of operations were not deemed material. The unaudited pro forma combined condensed financial data has been included for comparative purposes only and is not necessarily indicative of the results that might have occurred had the Three Rivers Acquisition taken place as of the date indicated and is not intended to be a projection of future results.

	Years Ended December 31,
(in thousands, except per share amounts)	2012	2011
	(unaudited)

Operating revenues	$1,885,821	$1,767,806
Net income	$374,569	$423,320
Earnings per common share:
Basic	$3.63	$4.13
Diluted	$3.60	$4.08

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

Note E. Asset retirement obligations

The Company’s asset retirement obligations represent the estimated present value of the estimated cash flows the Company will incur to plug, abandon and remediate its producing properties at the end of their productive lives, in accordance with applicable state laws. Market risk premiums associated with asset retirement obligations are estimated to represent a component of the Company's credit-adjusted risk-free rate that is utilized in the calculations of asset retirement obligations.

The Company’s asset retirement obligation transactions during the years ended December 31, 2013, 2012 and 2011 are summarized in the table below:

	Years Ended December 31,
(in thousands)	2013	2012	2011

Asset retirement obligations, beginning of period	$86,261	$59,685	$43,326
Liabilities incurred from new wells	6,338	7,729	7,178
Liabilities assumed in acquisitions	593	29,113	527
Accretion expense for continuing operations	6,047	4,187	2,444
Accretion expense for discontinued operations	-	1,004	529
Disposition of wells	-	(24,614)	(463)
Liabilities settled upon plugging and abandoning wells	(3,447)	(1,261)	(686)
Revision of estimates	5,801	10,418	6,830
Asset retirement obligations, end of period	$101,593	$86,261	$59,685

Note F. Incentive plans

Defined contribution plan. The Company sponsors a 401(k) defined contribution plan for the benefit of substantially all employees. During the years ended December 31, 2013 and 2012, the Company matched 100 percent of employee contributions, not to exceed 10 percent of the employee’s annual salary. During the year ended December 31, 2011, the Company matched 100 percent of employee contributions, not to exceed 6 percent of the employee’s annual salary. The Company’s contributions to the plan for the years ended December 31, 2013, 2012 and 2011 were approximately $6.6 million, $5.3 million and $2.5 million, respectively, of which a portion was recoverable from other working interest owners.

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

Stock incentive plan. The Company’s 2006 Stock Incentive Plan, as amended and restated (the “Plan”), provides for granting stock options, restricted stock awards and performance awards to directors, officers and employees of the Company. The following table shows the number of existing awards and awards available under the Plan at December 31, 2013:

Number of
Common Shares

Approved and authorized awards	7,500,000
Restricted stock grants, net of forfeitures	(2,362,158)
Stock option grants, net of forfeitures	(3,463,720)
Performance unit grants (a)	(332,667)
Treasury shares	127,305
Awards available for future grant	1,468,760

(a)

This amount represents the 110,889 performance units granted multiplied by the maximum potential payout of 300 percent. The actual payout of shares may be between zero percent and 300 percent of the performance units granted depending on the Company's performance at the end of the performance period.

Restricted stock awards.  All restricted shares are legally issued and outstanding. If an employee terminates employment prior to the restriction lapse date, the awarded shares are forfeited and cancelled and are no longer considered issued and outstanding. A summary of the Company’s restricted stock award activity for the years ended December 31, 2013, 2012 and 2011 is presented below:

		Weighted
		Average
	Number of	Grant Date
	Restricted	Fair Value
	Shares	Per Share
Restricted stock:

Outstanding at January 1, 2011	820,884
Shares granted	306,891	$95.41
Shares cancelled / forfeited	(59,576)
Lapse of restrictions	(156,186)
Outstanding at December 31, 2011	912,013
Shares granted	470,633	$98.31
Shares cancelled / forfeited	(58,727)
Lapse of restrictions	(251,392)
Outstanding at December 31, 2012	1,072,527
Shares granted	498,468	$88.19
Shares cancelled / forfeited	(118,472)
Lapse of restrictions	(236,074)
Outstanding at December 31, 2013	1,216,449

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

For restricted stock awards granted, stock-based compensation expense is being recognized in the Company's financial statements on an accelerated basis over the awards' vesting periods based on their fair values on the dates of grant. The restricted stock-based compensation awards generally vest over a period ranging from one to five years. The Company utilizes the average of the grant date’s high and low stock prices for the fair value of restricted stock.

The following table summarizes information about stock-based compensation for the Company’s restricted stock awards activity under the Plan for years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
(in thousands)	2013	2012	2011

Grant date fair value for awards during the period (a)	$44,947	$46,268	$29,280

Stock-based compensation expense from restricted stock	$30,984	$29,685	$18,391

Income taxes and other information:
Income tax benefit related to restricted stock	$11,650	$11,349	$7,030
Deductions in current taxable income related to restricted stock vestings	$20,883	$23,570	$15,273

(a) The year ended December 31, 2013 includes the effects of $1 million due to modifications of certain stock-based awards.

Stock option awards.  A summary of the Company’s stock option award activity under the Plan for the years ended December 31, 2013, 2012 and 2011 is presented below:

	Years Ended December 31,
	2013		2012		2011
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Stock options:

Outstanding at beginning of period	429,879	$20.28	930,178	$18.10	1,597,003	$15.43
Options exercised	(174,342)	$18.48	(500,299)	$16.24	(666,825)	$11.70
Outstanding at end of period	255,537	$21.50	429,879	$20.28	930,178	$18.10
Vested and exercisable at end of period	255,537	$21.50	403,077	$20.24	771,074	$17.37

The intrinsic value of options exercised during 2013, 2012 and 2011 was approximately $13.2 million, $39.8 million and $58.8 million, respectively, based on the difference between the market price at the exercise date and the option exercise price.

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

The following table summarizes information about the Company’s vested and exercisable stock options outstanding at December 31, 2013, 2012 and 2011:

		Weighted
		Average	Weighted	Intrinsic
Range of		Remaining	Average	Value
Exercise	Number	Contractual	Exercise	of
Prices	Vested	Life	Price	Options
				(in thousands)
December 31, 2013

Vested and exercisable options:
$8.00	600	0.62 years	$8.00	$60
$12.00	15,587	1.91 years	$12.00	1,496
$12.50 - $15.50	15,000	3.62 years	$12.85	1,427
$20.00 - $23.00	192,895	4.53 years	$21.40	16,705
$28.00 - $37.27	31,455	4.40 years	$31.24	2,415
	255,537	4.29 years	$21.50	$22,103
December 31, 2012

Vested and exercisable options:
$8.00	15,244	1.62 years	$8.00	$1,105
$12.00	40,911	2.82 years	$12.00	2,805
$12.50 - $15.50	77,500	3.86 years	$14.91	5,088
$20.00 - $23.00	209,687	5.42 years	$21.57	12,369
$28.00 - $37.27	59,735	5.42 years	$31.25	2,946
	403,077	4.67 years	$20.24	$24,313
December 31, 2011

Vested and exercisable options:
$8.00	125,781	2.62 years	$8.00	$10,786
$12.00	52,911	3.80 years	$12.00	4,325
$12.50 - $15.50	240,000	5.02 years	$14.18	19,097
$20.00 - $23.00	280,087	6.31 years	$21.67	20,188
$28.00 - $37.27	72,295	6.45 years	$31.55	4,497
	771,074	5.15 years	$17.37	$58,893

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

The following table summarizes information about stock-based compensation for stock options for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
(in thousands)	2013	2012	2011

Stock-based compensation expense from stock options	$14	$187	$880

Income taxes and other information:
Income tax benefit related to stock options	$6	$72	$337
Deductions in current taxable income related to stock options exercised	$13,193	$39,828	$58,772

Performance unit awards. During the year ended December 31, 2013, the Company awarded performance units to its officers under the Plan. The number of shares of common stock that will ultimately be issued will be determined by a combination of (i) comparing the Company's total shareholder return relative to the total shareholder return of a predetermined group of peer companies at the end of the performance period and (ii) the Company’s absolute total shareholder return at the end of the performance period. The performance period is 36 months. The grant date fair value was determined using the Monte Carlo simulation method and is being expensed ratably over the performance period. Expected volatilities utilized in the model were estimated using a historical period consistent with the remaining performance period of approximately three years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the expected life of the grant.

The Company used the following assumptions to estimate the fair value of performance unit awards granted during the year ended December 31, 2013:

Risk-free interest rate	0.37%
Range of volatilities	31.5% - 45.1%

The following table summarizes the performance unit activity for the year ended December 31, 2013:

		Number of	Grant Date
		Units (a)	Fair Value

Performance units:
	Outstanding at December 31, 2012	-
	Units granted	110,889	$111.40
	Outstanding at December 31, 2013	110,889

(a)

Reflects the amount of performance units granted. The actual payout of shares will be between zero and 300 percent of the performance units granted depending on the Company's performance at the end of the performance period.

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

The following table summarizes information about stock-based compensation expense for performance units for the year ended December 31, 2013:

Year Ended
December 31,
(in thousands)	2013

Grant date fair value for awards during the period	$12,352

Stock-based compensation expense from performance units	$4,080

Income tax benefit related to performance units	$1,560

Future stock-based compensation expense. The following table reflects the future stock-based compensation expense to be recorded for all the stock-based compensation awards that were outstanding at December 31, 2013:

	Restricted	Performance
(in thousands)	Stock	Units	Total

2014	$27,468	$4,118	$31,586
2015	14,817	4,154	18,971
2016	5,477	-	5,477
2017	755	-	755
2018	45	-	45
Total	$48,562	$8,272	$56,834

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

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

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

Financial Assets and Liabilities Measured at Fair Value

The following table presents the carrying amounts and fair values of the Company’s financial instruments at December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value

Assets:
Derivative instruments	$1,556	$1,556	$38,711	$38,711

Liabilities:
Derivative instruments	$67,789	$67,789	$13,633	$13,633
Credit facility	$250,000	$250,770	$304,000	$299,679
8.625% senior notes due 2017	$-	$-	$297,103	$323,471
7.0% senior notes due 2021	$600,000	$660,000	$600,000	$669,000
6.5% senior notes due 2022	$600,000	$649,500	$600,000	$660,000
5.5% senior notes due 2022	$600,000	$619,500	$600,000	$633,000
5.5% senior notes due 2023	$1,580,421	$1,627,834	$700,000	$733,250

Cash and cash equivalents, accounts receivable, other current assets, accounts payable, interest payable and other current liabilities. The carrying amounts approximate fair value due to the short maturity of these instruments.

Credit facility.  The fair value of the Company’s credit facility is estimated by discounting the principal and interest payments at the Company’s credit-adjusted discount rate at the reporting date, which utilizes inputs that are Level 2 measurements in the fair value hierarchy.

Senior notes. The fair values of the Company’s senior notes are based on quoted market prices. The debt securities are not actively traded and, therefore, are classified as Level 2 in the fair value hierarchy.

Concentrations of credit risk. As of December 31, 2013, the Company’s primary concentration of credit risks are the risk of collecting accounts receivable – trade and the risk of counterparties’ failure to perform under derivative obligations. See Note L for information regarding the Company's major customers and derivative counterparties.

The Company has entered into International Swap Dealers Association Master Agreements (“ISDA Agreements”) with each of its derivative counterparties. The terms of the ISDA Agreements provide the Company and the counterparties with rights of set off upon the occurrence of defined acts of default by either the Company or a counterparty to a derivative, whereby the party not in default may set off all derivative liabilities owed to the defaulting party against all derivative asset receivables from the defaulting party. See Note H for additional information regarding the Company's derivative activities.

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

Derivative instruments. The fair value of the Company’s derivative instruments is estimated by management considering various factors, including closing exchange and over-the-counter quotations and the time value of the underlying commitments.  Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following tables summarize (i) the valuation of each of the Company’s financial instruments by required fair value hierarchy levels and (ii) the gross fair value by the appropriate balance sheet classification, even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the Company’s consolidated balance sheets at December 31, 2013 and 2012. The Company nets the fair value of derivative instruments by counterparty in the Company’s consolidated balance sheets.

	Fair Value Measurements Using					Net
	Quoted Prices				Gross	Fair Value
	in Active	Significant		Total	Amounts	Presented
	Markets for	Other	Significant	Fair Value	Offset in the	in the
	Identical	Observable	Unobservable	at	Consolidated	Consolidated
	Assets	Inputs	Inputs	December 31,	Balance	Balance
(in thousands)	(Level 1)	(Level 2)	(Level 3)	2013	Sheet	Sheet

Assets
Current:
Commodity derivatives	$-	$12,819	$-	$12,819	$(12,229)	$590
Noncurrent:
Commodity derivatives	-	5,300	-	5,300	(4,334)	966

Liabilities
Current:
Commodity derivatives	-	(65,930)	-	(65,930)	12,229	(53,701)
Noncurrent:
Commodity derivatives	-	(18,422)	-	(18,422)	4,334	(14,088)

Net derivative instruments	$-	$(66,233)	$-	$(66,233)	$-	$(66,233)

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

	Fair Value Measurements Using					Net
	Quoted Prices				Gross	Fair Value
	in Active	Significant		Total	Amounts	Presented
	Markets for	Other	Significant	Fair Value	Offset in the	in the
	Identical	Observable	Unobservable	at	Consolidated	Consolidated
	Assets	Inputs	Inputs	December 31,	Balance	Balance
(in thousands)	(Level 1)	(Level 2)	(Level 3)	2012	Sheet	Sheet

Assets
Current:
Commodity derivatives	$-	$56,471	$-	$56,471	$(20,529)	$35,942
Noncurrent:
Commodity derivatives	-	12,108	-	12,108	(9,339)	2,769

Liabilities
Current:
Commodity derivatives	-	(22,113)	-	(22,113)	20,529	(1,584)
Noncurrent:
Commodity derivatives	-	(21,388)	-	(21,388)	9,339	(12,049)

Net derivative instruments	$-	$25,078	$-	$25,078	$-	$25,078

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are reported at fair value on a nonrecurring basis in the Company’s consolidated balance sheets.  The following methods and assumptions were used to estimate the fair values:

Impairments of long-lived assets – The Company reviews its long-lived assets to be held and used, including proved oil and natural gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable, for instance when there are declines in commodity prices or well performance. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. In this circumstance, the Company recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. The Company reviews its oil and natural gas properties by depletion base or by individual well for those wells not constituting part of a depletion base. For each property determined to be impaired, an impairment loss equal to the difference between the carrying value of the properties and the estimated fair value of the properties would be recognized at that time.

The Company calculates the estimated fair values using a discounted future cash flow model. Assumptions associated with the calculation of discounted future cash flows include commodity prices based on NYMEX futures price strips (Level 1), as well as Level 3 assumptions including (i) pricing adjustments for differentials, (ii) production costs, (iii) capital expenditures, (iv) production volumes and (v) estimated proved reserves.

As a result of management’s assessments, during June 2011, December 2011 and June 2013, the Company recognized impairment charges to reduce the carrying values to their fair values. The Company did not recognize any impairment charges for the year ended December 31, 2012. The following table reports the carrying amounts, estimated fair values and impairment expense of long-lived assets for continuing and discontinued operations for the indicated periods:

		Estimated
	Carrying	Fair Value	Impairment
(in thousands)	Amount	(Level 3)	Expense

June 2013	$84,140	$18,765	$65,375
December 2011	$380	$17	$363
June 2011	$77	$1	$76

It is reasonably possible that the estimate of undiscounted future net cash flows may change in the future resulting in the need to further impair carrying values. The primary factors that may affect estimates of future cash flows are (i) future reserve adjustments, both positive and negative, to proved reserves and appropriate risk-adjusted probable and possible reserves, (ii) results of future drilling activities, (iii) commodity futures prices and (iv) increases or decreases in production and capital costs.

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

Note H. Derivative financial instruments

The Company uses derivative financial instruments to manage its exposure to commodity price and interest rate fluctuations. Commodity derivative instruments are used to (i) reduce the effect of the volatility of price changes on the oil and natural gas the Company produces and sells, (ii) support the Company’s capital budget and expenditure plans and (iii) support the economics associated with acquisitions. The Company does not enter into derivative financial instruments for speculative or trading purposes. The Company may also enter into physical delivery contracts to effectively provide commodity price hedges. Because these contracts are not expected to be net cash settled, they are considered to be normal sales contracts and not derivatives. Therefore, these contracts are not recorded in the Company’s consolidated financial statements.

The Company does not designate its derivative instruments to qualify for hedge accounting.  Accordingly, the Company reflects changes in the fair value of its derivative instruments in its statements of operations as they occur.

The following table summarizes the gains and losses reported in earnings related to the commodity and interest rate derivative instruments for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
(in thousands)	2013	2012	2011

Gain (loss) on derivatives not designated as hedges:
Oil derivatives	$(133,890)	$127,293	$(28,589)
Natural gas derivatives	10,238	150	6,109
Interest rate derivatives	-	-	(870)
Total gain (loss) on derivatives not designated as hedges	$(123,652)	$127,443	$(23,350)

The following table represents the Company's cash receipts from (payments on) derivatives reported in the Company's cash flows from investing for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
(in thousands)	2013	2012	2011

Cash receipts from (payments on) derivatives not designated as hedges:
Oil derivatives	$(41,616)	$22,411	$(103,969)
Natural gas derivatives	9,275	1,125	25,739
Interest rate derivatives	-	-	(6,624)
Total cash receipts from (payments on) derivatives not designated as hedges	$(32,341)	$23,536	$(84,854)

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

Commodity derivative contracts at December 31, 2013. The following table sets forth the Company’s outstanding derivative contracts at December 31, 2013. When aggregating multiple contracts, the weighted average contract price is disclosed. All of the Company’s derivative contracts at December 31, 2013 are expected to settle by June 30, 2017.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Oil Swaps: (a)
2014:
Volume (Bbl)	5,075,000	4,544,000	4,116,000	3,833,000	17,568,000
Price per Bbl	$93.65	$92.69	$91.23	$91.09	$92.27
2015:
Volume (Bbl)	3,428,000	3,264,000	3,123,000	2,997,000	12,812,000
Price per Bbl	$87.33	$86.54	$86.80	$86.75	$86.86
2016:
Volume (Bbl)	108,000	108,000	108,000	105,000	429,000
Price per Bbl	$88.32	$88.32	$88.32	$88.28	$88.31
2017:
Volume (Bbl)	84,000	84,000	-	-	168,000
Price per Bbl	$87.00	$87.00	$-	$-	$87.00
Oil Basis Swaps: (b)
2014:
Volume (Bbl)	2,790,000	2,821,000	1,932,000	1,932,000	9,475,000
Price per Bbl	$(0.46)	$(0.46)	$(0.45)	$(0.45)	$(0.46)
Natural Gas Swaps: (c)
2014:
Volume (MMBtu)	3,461,000	2,637,000	1,932,000	1,501,000	9,531,000
Price per MMBtu	$4.17	$4.16	$4.15	$4.16	$4.16
2015:
Volume (MMBtu)	4,950,000	5,005,000	5,060,000	5,060,000	20,075,000
Price per MMBtu	$4.15	$4.15	$4.15	$4.15	$4.15
Natural Gas Collars: (d)
2014:
Volume (MMBtu)	5,400,000	5,460,000	5,520,000	5,520,000	21,900,000
Ceiling price per MMBtu	$4.40	$4.40	$4.40	$4.40	$4.40
Floor price per MMBtu	$3.85	$3.85	$3.85	$3.85	$3.85

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

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

Derivative counterparties.  The Company uses credit and other financial criteria to evaluate the credit standing of, and to select, counterparties to its derivative instruments. Although the Company does not obtain collateral or otherwise secure the fair value of its derivative instruments, associated credit risk is mitigated by the Company’s credit risk policies and procedures. See additional information in Note L.

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

Note I. Debt

The Company’s debt consists of the following at December 31, 2013 and 2012:

	December 31,
(in thousands)	2013	2012

Credit facility	$250,000	$304,000
8.625% unsecured senior notes due 2017	-	300,000
7.0% unsecured senior notes due 2021	600,000	600,000
6.5% unsecured senior notes due 2022	600,000	600,000
5.5% unsecured senior notes due 2022	600,000	600,000
5.5% unsecured senior notes due 2023	1,550,000	700,000
Unamortized original issue premium (discount), net	30,421	(2,897)
Less: current portion	-	-
Total long-term debt	$3,630,421	$3,101,103

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

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

Advances on the Credit Facility bear interest, at the Company’s option, based on (i) the prime rate of JPMorgan Chase Bank (“JPM Prime Rate”) (3.25 percent at December 31, 2013) or (ii) a Eurodollar rate (substantially equal to the LIBOR). At December 31, 2013, the interest rates of Eurodollar rate advances and JPM Prime Rate advances varied, with interest margins ranging from 150 to 250 basis points and 50 to 150 basis points per annum, respectively, depending on the balance outstanding on the Credit Facility. During the years ended December 31, 2013, 2012 and 2011, the Company incurred commitment fees on the unused portion of the available commitments of $8.3 million, $6.3 million and $6.2 million, respectively, with a rate range of 37.5 to 50 basis points per annum for each period.

The Credit Facility also includes a same-day advance facility under which the Company may borrow funds from the administrative agent. Same-day advances cannot exceed $25 million, and the maturity dates cannot exceed fourteen days. The interest rate on this facility is the JPM Prime Rate plus the applicable interest margin.

The Company’s obligations under the Credit Facility are secured by a first lien on substantially all of its oil and natural gas properties. At December 31, 2013, all of the Company’s subsidiaries are guarantors and have had their equity pledged to secure borrowings under the Credit Facility.

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

•         limits on the incurrence of certain indebtedness and certain types of liens;

•         restrictions as to mergers, combinations and dispositions of assets; and

•         limits on the payment of cash dividends.

Senior notes. Interest on the Company’s senior notes is paid in arrears semi-annually. The senior notes are fully and unconditionally guaranteed on a senior unsecured basis by all subsidiaries of the Company, subject to customary release provisions as described in Note Q.

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

The Company recorded a loss on extinguishment of debt related to the tender offer and redemption of its 8.625% Notes of approximately $28.6 million for the year ended December 31, 2013. This amount includes approximately $20.4 million associated with the premium paid for the tender offer and redemption of the notes, approximately $5.5 million of unamortized deferred loan costs and approximately $2.7 million of unamortized discount.

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

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

At December 31, 2013, the Company was in compliance with the covenants under its debt instruments.

Future benefit to interest expense from original issue premium at December 31, 2013 was as follows:

(in thousands)

2014	$2,602
2015	2,747
2016	2,900
2017	3,062
2018	3,233
Thereafter	15,877
Total	$30,421

Principal maturities of long-term debt. Principal maturities of long-term debt outstanding at December 31, 2013 are as follows:

(in thousands)

2014	$-
2015	-
2016	250,000
2017	-
2018	-
Thereafter	3,350,000
Total	$3,600,000

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

Interest expense.  The following amounts have been incurred and charged to interest expense for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
(in thousands)	2013	2012	2011

Cash payments for interest	$200,961	$158,715	$77,921
Amortization of original issue discount (premium)	(1,248)	462	133
Amortization of deferred loan origination costs	13,172	11,958	11,653
Write-off of deferred loan origination costs and original issue premium	-	-	(8,513)
Net changes in accruals	5,696	11,570	37,239
Interest costs incurred	218,581	182,705	118,433
Less: capitalized interest	-	-	(73)
Total interest expense	$218,581	$182,705	$118,360

Note J. Commitments and contingencies

Severance agreements.  The Company has entered into severance and change in control agreements with all of its officers.  The current annual salaries for the Company’s officers covered under such agreements total approximately $5.9 million.

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

Severance tax, royalty and joint interest audits.  The Company is subject to routine severance, royalty and joint interest audits from regulatory bodies and non-operators and makes accruals as necessary for estimated exposure when deemed probable and estimable. Additionally, the Company is subject to various possible contingencies that arise primarily from interpretations affecting the oil and natural gas industry.  Such contingencies include differing interpretations as to the prices at which oil and natural gas sales may be made, the prices at which royalty owners may be paid for production from their leases, allowable costs under joint interest arrangements and other matters. At December 31, 2013 and 2012, the Company had $12.2 million and $1.0 million accrued for estimated exposure, respectively. Although we believe that we have estimated our exposure with respect to the various laws and regulations, administrative rulings and interpretations thereof, adjustments could be required as new interpretations and regulations are issued.

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

Contractual drilling commitments.  The Company periodically enters into contractual arrangements under which the Company is committed to expend funds to drill wells in the future, including agreements to secure drilling rig services, which require the Company to make future minimum payments to the rig operators.  The Company records drilling commitments in the periods in which well capital is incurred or rig services are provided. The following table summarizes the Company’s future drilling commitments at December 31, 2013:

	Payments Due By Period

		Less than	1-3	3-5	More than
(in thousands)	Total	1 year	years	years	5 years

Contractual drilling commitments	$17,868	$17,038	$830	$-	$-

Operating leases. The Company leases vehicles, equipment and office facilities under non-cancellable operating leases. Lease payments associated with these operating leases for the years ended December 31, 2013, 2012 and 2011 were approximately $5.7 million, $4.7 million and $3.6 million, respectively.

Future minimum lease commitments under non-cancellable operating leases at December 31, 2013 are as follows:

(in thousands)

2014	$5,922
2015	4,637
2016	3,009
2017	926
2018	469
Thereafter	2,172
Total	$17,135

Note K. Income taxes

The Company uses an asset and liability approach for financial accounting and reporting for income taxes. The Company’s objectives of accounting for income taxes are to recognize (i) the amount of taxes payable or refundable for the current year and (ii) deferred tax liabilities and assets for the future tax consequences of events that have been recognized in its financial statements or tax returns. The Company and its subsidiaries file a federal corporate income tax return on a consolidated basis.  The tax returns and the amount of taxable income or loss are subject to examination by federal and state taxing authorities. At December 31, 2013 the Company had current income taxes receivable of approximately $10.7 million and current income taxes payable of approximately $1.7 million. At December 31, 2012, the Company had current income taxes payable of approximately $2.1 million.

The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration. Management monitors company-specific, oil and natural gas industry and worldwide economic factors and assesses the likelihood that the Company’s net operating loss carryforwards (“NOLs”), if any, and other deferred tax attributes in the United States, state, and local tax jurisdictions will be utilized prior to their expiration. At December 31, 2013 and 2012, the Company had no valuation allowances related to its deferred tax assets.

At December 31, 2013, the Company did not have any significant uncertain tax positions requiring recognition in the financial statements.  The tax years 2010 through 2013 remain subject to examination by the major tax jurisdictions. With

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

respect to income taxes, the Company’s policy is to account for interest charges as interest expense and any penalties as other expense in the consolidated statements of operations.

The Company is evaluating the impact of the tangible property regulations which were passed by the Internal Revenue Service in September 2013 and apply to taxable years beginning on or after January 1, 2014. The Company does not believe the adoption will have a material impact on its consolidated financial statements.

Income tax provision.  The Company’s income tax provision and amounts separately allocated were attributable to the following items for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
(in thousands)	2013	2012	2011

Income from continuing operations	$118,237	$251,041	$261,800
Income from discontinued operations	7,518	14,519	78,224

Changes in stockholders' equity:
Excess tax benefits related to stock-based compensation	(6,147)	(18,963)	(24,037)
	$119,608	$246,597	$315,987

The Company’s income tax provision attributable to income from continuing operations consisted of the following for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
(in thousands)	2013	2012	2011

Current:
U.S. federal	$12,504	$7,066	$9,233
U.S. state and local	3,306	2,156	2,684
Total current income tax provision	15,810	9,222	11,917
Deferred:
U.S. federal	119,985	210,527	218,546
U.S. state and local	(17,558)	31,292	31,337
Total deferred income tax provision	102,427	241,819	249,883
Total income tax provision attributable to income from
continuing operations	$118,237	$251,041	$261,800

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

The reconciliation between the income tax expense computed by multiplying pretax income from continuing operations by the United States federal statutory rate and the reported amounts of income tax expense from continuing operations is as follows:

	Years Ended December 31,
(in thousands)	2013	2012	2011

Income at U.S. federal statutory rate	$125,006	$230,745	$238,467
State income taxes (net of federal tax effect)	12,505	21,192	22,002
Revisions of previous estimates	1,400	219	-
Statutory depletion	(39)	(261)	(204)
Change in estimated effective statutory state income tax	(21,876)	-	-
Nondeductible expense & other	1,241	(854)	1,535
Income tax expense	$118,237	$251,041	$261,800

Effective tax rate	33.1%	38.1%	38.4%

During 2013, the state of New Mexico passed legislation to phase in a tax rate reduction over the next five years from 7.6 percent in 2013 to 5.9 percent in 2018. Additionally, the Company continuously evaluates the state apportionment, and based on the Company’s current forecast, along with the New Mexico state rate declines, the Company has revised its estimated state rate and recorded a tax benefit of approximately $21.9 million ($0.21 per basic and diluted share for continuing operations).

The Company’s income tax provision attributable to income from discontinued operations consisted of the following for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
(in thousands)	2013	2012	2011

Current:
U.S. federal	$144	$14,023	$8,638
U.S. state and local	25	1,667	103
Total current income tax expense	169	15,690	8,741
Deferred:
U.S. federal	6,397	(1,392)	59,417
U.S. state and local	952	221	10,066
Total deferred income tax provision	7,349	(1,171)	69,483
Total income tax provision attributable to income from discontinued operations	$7,518	$14,519	$78,224

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	December 31,
(in thousands)	2013	2012

Deferred tax assets:
Stock-based compensation	$23,262	$17,181
Derivative instruments	24,904	-
Asset retirement obligation	38,241	32,978
Other	9,500	5,546
Total deferred tax assets	95,907	55,705
Deferred tax liabilities:
Oil and natural gas properties, principally due to differences in basis and
depreciation and the deduction of intangible drilling costs for tax purposes	(1,383,929)	(1,228,572)
Intangible assets - operating rights	(10,759)	(11,498)
Derivative instruments	-	(9,588)
Other	(5,803)	(1,234)
Total deferred tax liability	(1,400,491)	(1,250,892)
Net deferred tax liability	$(1,304,584)	$(1,195,187)

Note L. Major customers and derivative counterparties

Sales to major customers. The Company’s share of oil and natural gas production is sold to various purchasers. The Company is of the opinion that the loss of any one purchaser would not have a material adverse effect on the ability of the Company to sell its oil and natural gas production.

The following purchasers individually accounted for 10 percent or more of the consolidated oil and natural gas revenues, including the revenues from discontinued operations, during the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011

Holly Frontier Refining and Marketing, LLC	30%	26%	34%
Enterprise Crude Oil LLC	13%	6%	5%
DCP Midstream, LP	8%	8%	14%
Phillips 66	6%	14%	15%

At December 31, 2013, the Company had receivables from Holly Frontier Refining and Marketing, LLC and Enterprise Crude Oil LLC of $56.5 million and $36.5 million, respectively, which are reflected in accounts receivable — oil and natural gas in the accompanying consolidated balance sheets.

Derivative counterparties. The Company uses credit and other financial criteria to evaluate the credit standing of, and to select, counterparties to its derivative instruments. The Company’s Credit Facility requires that the senior unsecured debt ratings of the Company’s derivative counterparties be (i) not less than either A- by Standard & Poor’s Rating Group rating system or A3 by Moody’s Investors Service, Inc. rating system or (ii) a lender under the Company’s Credit Facility. At December 31, 2013 and 2012, the counterparties with whom the Company had outstanding derivative contracts met or exceeded these criteria. Although the Company does not obtain collateral or otherwise secure the fair value of its derivative instruments, management believes the associated credit risk is mitigated by the Company’s credit risk policies and

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

procedures and by the criteria of the Company’s Credit Facility.

Note M. Related party transactions

The following tables summarize charges incurred with and payments made to the Company’s related parties and reported in the consolidated statements of operations, as well as outstanding payables included in the consolidated balance sheets for the periods presented:

	Years Ended December 31,
(in thousands)	2013	2012	2011

Royalties paid to a partnership in which a director has an ownership	$7,255	$2,444	$721
interest (a)

Royalties paid to a director and certain officers of the Company (b)	$43	$77	$-

Amounts paid under consulting agreement with Steven L. Beal (c)	$865	$251	$250

	December 31,
(in thousands)	2013	2012

Amounts included in accounts payable - related parties:
Royalty interests of a director and certain officers of the Company (b)	$-	$185

(a)     Royalties paid on certain properties to a partnership of which a director of the Company is the general partner and owns a 3.5 percent partnership interest.

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

____________________________________________________________________________________________________

In June 2013, in connection with the tender offer for the 8.625% Notes, certain directors and officers received an aggregate amount of approximately $1.3 million for the 8.625% Notes they owned. The tender offer was approved by the disinterested members of the Company’s Board of Directors.

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

Note N. Discontinued operations

In December 2012, the Company closed the sale of certain of its non-core assets for cash consideration of approximately $503.1 million, which resulted in a pre-tax gain of approximately $0.9 million. As a result of post-closing adjustments during the year ended December 31, 2013, the Company made a positive adjustment to gain (loss) on disposition of assets of approximately $19.6 million. The Company reflected the results of operations of this divestiture as discontinued operations, rather than as a component of continuing operations.

In March 2011, the Company sold its Bakken assets for cash consideration of approximately $195.9 million.  The Company recognized a pre-tax gain on the disposition of assets in discontinued operations of approximately $135.9 million.

The Company reflected the result of operations of these divestitures as discontinued operations, rather than as a component of continuing operations. The following table represents the components of the Company’s discontinued operations for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
(in thousands)	2013	2012	2011

Operating revenues:
Oil sales	$-	$101,359	$111,890
Natural gas sales	-	18,578	19,830
Total operating revenues	-	119,937	131,720
Operating costs and expenses:
Oil and natural gas production	-	34,270	31,724
Exploration and abandonments	-	334	385
Depreciation, depletion and amortization (a)	-	30,140	30,462
Accretion of discount on asset retirement obligations (a)	-	1,004	529
General and administrative (b)	-	(2,493)	(2,264)
Total operating costs and expenses	-	63,255	60,836
Income from operations	-	56,682	70,884
Other income (expense):
Gain (loss) on disposition of assets, net (a)	19,599	(18,704)	135,943
Income from discontinued operations before income taxes	19,599	37,978	206,827
Income tax benefit (expense):
Current	(169)	(15,690)	(8,741)
Deferred (a)	(7,349)	1,171	(69,483)
Income from discontinued operations, net of tax	$12,081	$23,459	$128,603

(a)	Represents the significant non-cash components of discontinued operations.

(b)	Represents the fees received from third-parties for operating oil and natural gas properties that were sold. The Company reflects these fees as a reduction of general and administrative expenses.

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

Note O. Net income per share

The Company uses the two-class method of calculating net income per share because certain of the Company’s unvested share-based awards qualify as participating securities. Participating securities participate in income proportionate to the weighted average number of outstanding common shares, but are not assumed to participate in the Company’s net losses because they are not contractually obligated to do so. Accordingly, allocations of earnings to participating securities are included in the Company’s calculations of basic and diluted earnings per share from continuing operations, discontinued operations and net income attributable to common stockholders.

The following tables reconcile the Company’s income from continuing operations, income from discontinued operations and net income attributable to common stockholders to the basic and diluted earnings used to determine the Company’s income per share amounts for the years ended December  31, 2013,  2012 and 2011, respectively, under the two-class method:

	Year Ended
	December 31, 2013

	Continuing	Discontinued
(in thousands, except per share amounts)	Operations	Operations	Total

Income as reported	$238,922	$12,081	$251,003
Participating basic earnings	(2,610)	(132)	(2,742)
Basic income attributable to common stockholders	236,312	11,949	248,261
Reallocation of participating earnings	4	-	4
Diluted income attributable to common stockholders	$236,316	$11,949	$248,265

Income per common share:
Basic	$2.28	$0.11	$2.39
Diluted	$2.28	$0.11	$2.39

	Year Ended
	December 31, 2012

	Continuing	Discontinued
(in thousands, except per share amounts)	Operations	Operations	Total

Income as reported	$408,230	$23,459	$431,689
Participating basic earnings	-	-	-
Basic income attributable to common stockholders	408,230	23,459	431,689
Reallocation of participating earnings	-	-	-
Diluted income attributable to common stockholders	$408,230	$23,459	$431,689

Income per common share:
Basic	$3.96	$0.22	$4.18
Diluted	$3.93	$0.22	$4.15

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

	Year Ended
	December 31, 2011

	Continuing	Discontinued
(in thousands, except per share amounts)	Operations	Operations	Total

Income as reported	$419,534	$128,603	$548,137
Participating basic earnings	-	-	-
Basic income attributable to common stockholders	419,534	128,603	548,137
Reallocation of participating earnings	-	-	-
Diluted income attributable to common stockholders	$419,534	$128,603	$548,137

Income per common share:
Basic	$4.09	$1.25	$5.34
Diluted	$4.05	$1.23	$5.28

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

The following table is a reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the years ended December  31, 2013, 2012 and 2011:

	Years Ended December 31,
(in thousands)	2013	2012	2011

Weighted average common shares outstanding:

Basic	103,744	103,190	102,581
Dilutive common stock options	165	354	577
Dilutive restricted stock	-	428	495
Dilutive performance units	4	-	-
Diluted	103,913	103,972	103,653

The following table is a summary of the common stock options, restricted stock and performance units, which were not included in the computation of diluted net income per share, as inclusion of these items would be antidilutive:

	Years Ended December 31,
(in thousands)	2013	2012	2011

Number of antidilutive common shares:
Antidilutive common stock options	-	-	-
Antidilutive restricted stock	9	95	27
Antidilutive performance units	83	-	-

Note P. Other current liabilities

The following table provides the components of the Company’s other current liabilities at December 31, 2013 and 2012:

	December 31,
(in thousands)	2013	2012

Other current liabilities:
Accrued production costs	$48,196	$52,825
Payroll related matters	28,498	16,365
Accrued interest	70,000	64,304
Asset retirement obligations	4,481	3,308
Other	5,425	23,538
Other current liabilities	$156,600	$160,340

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

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

The following condensed consolidating balance sheets at December 31, 2013 and 2012, condensed consolidating statements of operations and consolidating condensed statements of cash flows for the years ended December 31, 2013, 2012 and 2011, present financial information for Concho Resources Inc. as the Parent on a stand-alone basis (carrying any investments in subsidiaries under the equity method), financial information for the subsidiary guarantors on a stand-alone basis (carrying any investment in non-guarantor subsidiaries under the equity method), financial information for the subsidiary non-guarantor on a stand-alone basis and the consolidation and elimination entries necessary to arrive at the information for the Company on a consolidated basis. All current and deferred income taxes are recorded on Concho Resources Inc., as the subsidiaries are flow-through entities for income tax purposes. The subsidiary guarantors and subsidiary non-guarantor are not restricted from making distributions to the Company.

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

Condensed Consolidating Balance Sheet
December 31, 2013

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

ASSETS
Accounts receivable - related parties	$6,115,554	$1,261,844	$(7,377,398)	$-
Other current assets	39,108	481,767	-	520,875
Oil and natural gas properties, net	-	8,831,265	-	8,831,265
Property and equipment, net	-	114,783	-	114,783
Investment in subsidiaries	3,896,741	-	(3,896,741)	-
Other long-term assets	74,013	50,228	-	124,241
Total assets	$10,125,416	$10,739,887	$(11,274,139)	$9,591,164

LIABILITIES AND EQUITY
Accounts payable - related parties	$1,261,844	$6,115,554	$(7,377,398)	$-
Other current liabilities	126,461	630,407	-	756,868
Other long-term liabilities	1,348,741	97,185	-	1,445,926
Long-term debt	3,630,421	-	-	3,630,421
Equity	3,757,949	3,896,741	(3,896,741)	3,757,949
Total liabilities and equity	$10,125,416	$10,739,887	$(11,274,139)	$9,591,164

Condensed Consolidating Balance Sheet
December 31, 2012

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

ASSETS
Accounts receivable - related parties	$5,839,995	$2,416,697	$(8,256,692)	$-
Other current assets	46,737	412,145	-	458,882
Oil and natural gas properties, net	-	7,890,283	-	7,890,283
Property and equipment, net	-	103,141	-	103,141
Investment in subsidiaries	3,146,918	-	(3,146,918)	-
Other long-term assets	80,378	56,753	-	137,131
Total assets	$9,114,028	$10,879,019	$(11,403,610)	$8,589,437

LIABILITIES AND EQUITY
Accounts payable - related parties	$1,271,563	$6,985,314	$(8,256,692)	$185
Other current liabilities	76,496	663,405	-	739,901
Other long-term liabilities	1,198,670	83,382	-	1,282,052
Long-term debt	3,101,103	-	-	3,101,103
Equity	3,466,196	3,146,918	(3,146,918)	3,466,196
Total liabilities and equity	$9,114,028	$10,879,019	$(11,403,610)	$8,589,437

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2013

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Total operating revenues	$-	$2,319,919	$-	$2,319,919
Total operating costs and expenses	(125,924)	(1,576,558)	-	(1,702,482)
Income (loss) from operations	(125,924)	743,361	-	617,437
Interest expense	(218,581)	-	-	(218,581)
Loss on extinguishment of debt	(28,616)	-	-	(28,616)
Other, net	749,878	(13,136)	(749,823)	(13,081)
Income before income taxes	376,757	730,225	(749,823)	357,159
Income tax expense	(118,237)	-	-	(118,237)
Income from continuing operations	258,520	730,225	(749,823)	238,922
Income (loss) from discontinued operations, net of tax	(7,517)	19,598	-	12,081
Net income	$251,003	$749,823	$(749,823)	$251,003

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2012

	Parent	Subsidiary	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Non-Guarantor	Entries	Total

Total operating revenues	$-	$1,812,472	$7,342	$-	$1,819,814
Total operating costs and expenses	126,482	(1,090,013)	(5,720)	-	(969,251)
Income from operations	126,482	722,459	1,622	-	850,563
Interest expense	(182,705)	-	-	-	(182,705)
Other, net	753,472	(3,148)	(6,043)	(752,868)	(8,587)
Income (loss) before income taxes	697,249	719,311	(4,421)	(752,868)	659,271
Income tax expense	(251,041)	-	-	-	(251,041)
Income (loss) from continuing operations	446,208	719,311	(4,421)	(752,868)	408,230
Income (loss) from discontinued operations,
net of tax	(14,519)	37,978	-	-	23,459
Net income (loss)	$431,689	$757,289	$(4,421)	$(752,868)	$431,689

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2011

		Parent	Subsidiary	Consolidating
(in thousands)		Issuer	Guarantors	Entries	Total

Total operating revenues		$-	$1,617,771	$-	$1,617,771
Total operating costs and expenses		(23,721)	(790,382)	-	(814,103)
Income (loss) from operations		(23,721)	827,389	-	803,668
Interest expense		(118,360)	-	-	(118,360)
Other, net		1,030,242	(4,074)	(1,030,142)	(3,974)
Income before income taxes		888,161	823,315	(1,030,142)	681,334
Income tax expense		(261,800)	-	-	(261,800)
Income from continuing operations		626,361	823,315	(1,030,142)	419,534
Income (loss) from discontinued operations, net of tax		(78,224)	206,827	-	128,603
Net income		$548,137	$1,030,142	$(1,030,142)	$548,137

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2013

		Parent Issuer	Subsidiary Guarantors	Consolidating Entries
(in thousands)					Total

Net cash flows provided by (used in) operating activities		$(487,131)	$1,849,151	$-	$1,362,020
Net cash flows used in investing activities		(32,341)	(1,864,453)	-	(1,896,794)
Net cash flows provided by financing activities		519,472	12,443	-	531,915
Net decrease in cash and cash equivalents		-	(2,859)	-	(2,859)
Cash and cash equivalents at beginning of period		-	2,880	-	2,880
Cash and cash equivalents at end of period		$-	$21	$-	$21

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2012

	Parent	Subsidiary	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Non-Guarantor	Entries	Total

Net cash flows provided by (used in)
operating activities	$(1,044,006)	$2,278,647	$2,837	$-	$1,237,478
Net cash flows provided by (used in)
investing activities	23,536	(1,720,242)	(543,738)	-	(2,240,444)
Net cash flows provided by (used in)
financing activities	1,020,470	(555,867)	540,901	-	1,005,504
Net increase in cash and cash
equivalents	-	2,538	-	-	2,538
Cash and cash equivalents at
beginning of period	-	342	-	-	342
Cash and cash equivalents at
end of period	$-	$2,880	$-	$-	$2,880

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2011

		Parent	Subsidiary	Consolidating
(in thousands)		Issuer	Guarantors	Entries	Total

Net cash flows provided by (used in) operating activities		$(345,991)	$1,545,449	$-	$1,199,458
Net cash flows used in investing activities		(79,046)	(1,572,372)	-	(1,651,418)
Net cash flows provided by financing activities		424,991	26,927	-	451,918
Net increase (decrease) in cash and cash equivalents		(46)	4	-	(42)
Cash and cash equivalents at beginning of period		46	338	-	384
Cash and cash equivalents at end of period		$-	$342	$-	$342

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

Note R.  Subsequent events

New commodity derivative contracts. After December 31, 2013, the Company entered into the following additional oil basis swaps and natural gas price swaps to hedge additional amounts of the Company’s estimated future production:

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter	Total

Oil Basis Swaps: (a)
2014:
	Volume (Bbl)	-	637,000	2,024,000	1,748,000	4,409,000
	Price per Bbl	$-	$(1.88)	$(1.50)	$(1.45)	$(1.54)
Natural Gas Swaps: (b)
2014:
	Volume (MMBtu)	351,000	364,000	368,000	276,000	1,359,000
	Price per MMBtu	$4.35	$4.35	$4.35	$4.35	$4.35

(a)	The basis differential price is between Midland – WTI and Cushing – WTI.
(b)	The index prices for the natural gas price swaps are based on the NYMEX – Henry Hub last trading day futures prices.

Concho Resources Inc.

Unaudited Supplementary Data

December 31, 2013, 2012 and 2011

Capitalized costs

	December 31,
(in thousands)	2013	2012

Oil and natural gas properties:
Proved	$10,182,953	$8,402,154
Unproved	1,032,420	1,053,445
Less: accumulated depletion	(2,384,108)	(1,565,316)
Net capitalized costs for oil and natural gas properties	$8,831,265	$7,890,283

Costs incurred for oil and natural gas producing activities  (a)

	Years Ended December 31,
(in thousands)	2013	2012	2011

Property acquisition costs:
Proved	$11,499	$857,836	$163,658
Unproved	85,538	441,042	361,321
Exploration	1,029,793	781,174	562,679
Development	738,430	741,206	744,481
Total costs incurred for oil and natural gas properties	$1,865,260	$2,821,258	$1,832,139

(a)	The costs incurred for oil and natural gas producing activities includes the following amounts of asset retirement obligations:

	Years Ended December 31,
(in thousands)	2013	2012	2011

Exploration costs	$2,672	$2,611	$2,184
Development costs	9,467	15,536	11,824
Total asset retirement obligations	$12,139	$18,147	$14,008

Concho Resources Inc.

Unaudited Supplementary Data

December 31, 2013, 2012 and 2011

Reserve Quantity Information

The following information represents estimates of the Company’s proved reserves as of December 31, 2013. The pricing that was used for estimates of the Company’s reserves as of December 31, 2013 was based on SEC pricing of $93.42 per Bbl West Texas Intermediate posted oil price and $3.67 per MMBtu Henry Hub spot natural gas price. See table below.

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

The Company’s proved oil and natural gas reserves are all located in the United States, primarily in the Permian Basin of Southeast New Mexico and West Texas. All of the estimates of the proved reserves at December 31, 2013,  2012 and 2011 are based on reports prepared by Cawley, Gillespie & Associates, Inc. and Netherland, Sewell & Associates, Inc., independent petroleum engineers. Proved reserves were estimated in accordance with the guidelines established by the SEC and the FASB.

The following table summarizes the prices utilized in the reserve estimates for 2013, 2012 and 2011. Commodity prices utilized for the reserve estimates were adjusted for location, grade and quality are as follows:

	December 31,
	2013	2012	2011

Prices utilized in the reserve estimates before adjustments:
Oil per Bbl	$93.42	$91.21	$92.71
Gas per MMBtu	$3.67	$2.76	$4.12

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

Concho Resources Inc.

Unaudited Supplementary Data

December 31, 2013, 2012 and 2011

The following table provides a rollforward of the total proved reserves for the years ended December 31, 2013, 2012 and 2011, as well as proved developed and proved undeveloped reserves at the beginning and end of each respective year.  Oil and condensate volumes are expressed in MBbls and natural gas volumes are expressed in MMcf.

	2013			2012			2011
	Oil and Condensate (MBbls)	Natural Gas (MMcf)	Total (MBoe)	Oil and Condensate (MBbls)	Natural Gas (MMcf)	Total (MBoe)	Oil and Condensate (MBbls)	Natural Gas (MMcf)	Total (MBoe)

Total Proved Reserves:
Balance, January 1	273,508	1,042,079	447,188	238,296	889,349	386,521	211,423	672,174	323,452
Purchases of minerals-in-place	889	4,016	1,558	30,269	157,264	56,480	6,631	35,691	12,579
Sales of minerals-in-place	-	-	-	(21,467)	(82,824)	(35,271)	(6,591)	(10,596)	(8,357)
Extensions and discoveries (a)	72,025	199,886	105,339	60,358	189,371	91,920	51,517	209,827	86,488
Revisions of previous estimates	(17,914)	2,313	(17,529)	(15,945)	(40,490)	(22,694)	(9,992)	35,967	(3,997)
Production	(21,126)	(75,054)	(33,635)	(18,003)	(70,591)	(29,768)	(14,692)	(53,714)	(23,644)
Balance, December 31	307,382	1,173,240	502,921	273,508	1,042,079	447,188	238,296	889,349	386,521

Proved Developed Reserves:
January 1	160,936	665,419	271,839	143,912	552,100	235,929	115,439	414,491	184,521
December 31	179,520	742,417	303,255	160,936	665,419	271,839	143,912	552,100	235,929

Proved Undeveloped Reserves:
January 1	112,572	376,660	175,349	94,384	337,249	150,592	95,984	257,683	138,931
December 31	127,862	430,823	199,666	112,572	376,660	175,349	94,384	337,249	150,592

(a) The 2013, 2012 and 2011 extensions and discoveries included 75,269, 47,506, and 55,444 MBoe, respectively, related to additions from the Company's infill drilling activities.

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

Concho Resources Inc.

Unaudited Supplementary Data

December 31, 2013, 2012 and 2011

The following table provides the standardized measure of discounted future net cash flows at December 31, 2013, 2012 and 2011:

	December 31,
(in thousands)	2013	2012	2011

Oil and gas producing activities:
Future cash inflows	$34,428,001	$30,788,562	$28,599,470
Future production costs	(10,180,985)	(8,918,568)	(7,904,514)
Future development and abandonment costs (a)	(3,808,507)	(3,212,756)	(2,583,890)
Future income tax expense	(6,304,087)	(5,688,745)	(5,818,810)
Future net cash flows	14,134,422	12,968,493	12,292,256
10% annual discount factor	(7,889,987)	(7,180,420)	(6,591,116)
Standardized measure of discounted future net cash flows	$6,244,435	$5,788,073	$5,701,140

(a)

Includes $173.5 million, $154.0 million and $116.3 million of undiscounted asset retirement cash outflow estimated at December 31, 2013, 2012 and 2011, respectively, using current estimates of future abandonment costs less salvage values. See note E for corresponding information regarding the Company's discounted asset retirement obligations.

Changes in Standardized Measure of Discounted Future Net Cash Flows

The following table provides a rollforward of the standardized measure of discounted future net cash flows for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
(in thousands)	2013	2012	2011

Oil and natural gas producing activities:
Purchases of minerals-in-place	$19,331	$875,992	$240,075
Sales of minerals-in-place	-	(614,183)	(210,413)
Extensions and discoveries	2,036,404	1,881,067	1,788,432
Net changes in prices and production costs	286,771	(601,626)	1,441,317
Oil and natural gas sales, net of production costs	(1,864,483)	(1,561,738)	(1,439,838)
Changes in future development costs	155,489	100,669	(112,776)
Revisions of previous quantity estimates	(390,472)	(526,092)	(102,699)
Accretion of discount	833,226	888,804	618,589
Changes in production rates, timing and other	(373,778)	(515,732)	116,113
Change in present value of future net revenues	702,488	(72,839)	2,338,800
Net change in present value of future income taxes	(246,126)	159,772	(813,790)
	456,362	86,933	1,525,010
Balance, beginning of year	5,788,073	5,701,140	4,176,130
Balance, end of year	$6,244,435	$5,788,073	$5,701,140

Concho Resources Inc.

Unaudited Supplementary Data

December 31, 2013, 2012 and 2011

Selected Quarterly Financial Results

The following table provides selected quarterly financial results for the years ended December 31, 2013 and 2012:

	Quarter
(in thousands, except per share data)	First	Second	Third	Fourth

Year ended December 31, 2013:
Total operating revenues	$472,127	$562,786	$652,920	$632,086
Operating costs and expenses (excluding gains (losses)
on derivatives not designated as hedges)	(332,359)	(412,155)	(374,258)	(460,058)
Gains (losses) on derivatives not designated as hedges	(59,017)	70,324	(168,610)	33,651
Income from operations	$80,751	$220,955	$110,052	$205,679

Income (loss) from discontinued operations, net of tax	$12,534	$(453)	$-	$-

Net income	$30,093	$84,700	$30,421	$105,789

Net income per common share - Basic	$0.29	$0.81	$0.29	$1.01

Net income per common share - Diluted	$0.29	$0.81	$0.29	$1.01

Year ended December 31, 2012:
Total operating revenues	$473,784	$403,161	$465,343	$477,526
Operating costs and expenses (excluding gains (losses)
on derivatives not designated as hedges)	(243,639)	(263,189)	(279,643)	(310,223)
Gains (losses) on derivatives not designated as hedges	(158,093)	403,050	(135,415)	17,901
Income from operations	$72,052	$543,022	$50,285	$185,204

Income (loss) from discontinued operations, net of tax	$9,785	$10,416	$9,159	$(5,901)

Net income	$31,117	$319,297	$5,988	$75,287

Net income per common share - Basic	$0.30	$3.10	$0.06	$0.73

Net income per common share - Diluted	$0.30	$3.07	$0.06	$0.72

Index of Exhibits

Exhibit Number		Description

3.1		Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K on August 6, 2007, and incorporated herein by reference).
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

4.11		Form of 7.0% Senior Notes due 2021 (included in Exhibit 4.1 to the Company’s Current Report on Form 8-K on December 14, 2010, and incorporated herein by reference).
4.12		Form of 6.5% Senior Notes due 2022 (included in Exhibit 4.1 to the Company’s Current Report on Form 8-K on May 23, 2011, and incorporated herein by reference).
4.13		Form of 5.5% Senior Notes due 2022 (included in Exhibit 4.2 to the Company’s Current Report on Form 8-K on March 12, 2012, and incorporated herein by reference).
4.14		Form of 5.5% Senior Notes due 2023 (included in Exhibit 4.1 to the Company’s Current Report on Form 8-K on August 17, 2012, and incorporated herein by reference).
10.1	**

Separation and Release Agreement dated January 2, 2013, between Concho Resources Inc. and Jack F. Harper (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K on February 22, 2013, and incorporated herein by reference).

10.2	**	Form of Performance Unit Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 4, 2013, and incorporated herein by reference).
10.3	**

Termination of Consulting Agreement dated August 14, 2013 by and between Concho Resources Inc. and Steven L. Beal (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on November 7, 2013 and incorporated herein by reference).

10.4	**

Consulting Agreement dated June 9, 2009, by and between Concho Resources Inc. and Steven L. Beal (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 12, 2009, and incorporated herein by reference).

10.5	**	Amended and Restated Concho Resources Inc. 2006 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on August 8, 2012, and incorporated herein by reference).
10.6	**	Form of Nonstatutory Stock Option Agreement (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K on March 28, 2008, and incorporated herein by reference).
10.7	**	Form of Restricted Stock Agreement (for officers) (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K on February 22, 2013, and incorporated herein by reference).
10.8	**	Form of Restricted Stock Agreement (for employees) (filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 on April 24, 2007, and incorporated herein by reference).
10.9	**	Form of Restricted Stock Agreement (for non-officer employees) (filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K on February 25, 2011, and incorporated herein by reference).
10.10	**	Form of Restricted Stock Agreement (for non-employee directors) (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K on March 28, 2008, and incorporated herein by reference).
10.11	**

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

10.16	**

Form of First Amendment to Employment Agreement between Concho Resources Inc. and each of Messrs. Leach, Giraud, Holderness, Hyde and Wright (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on May 6, 2011, and incorporated herein by reference).

10.17	**

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

10.19	**

Indemnification Agreement, dated May 21, 2008, by and between Concho Resources, Inc. and Matthew G. Hyde (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on May 28, 2008, and incorporated herein by reference).

10.20	**

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

10.23	**

Indemnification Agreement, dated January 10, 2012, between Concho Resources Inc. and Gary A. Merriman (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 12, 2012, and incorporated herein by reference).

10.24

Amended and Restated Credit Agreement, dated July 31, 2008, by and among Concho Resources Inc., JP Morgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on August 6, 2008, and incorporated herein by reference).

10.25

First Amendment to Amended and Restated Credit Agreement dated as of April 7, 2009, to the Amended and Restated Credit Agreement, dated July 31, 2008, by and among Concho Resources Inc., JP Morgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K on April 9, 2009, and incorporated herein by reference).

10.26

Limited Consent and Waiver, dated September 4, 2009, to the Amended and Restated Credit Agreement dated July 31, 2008, by and among Concho Resources Inc., JP Morgan Chase Bank, N.A., Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on September 22, 2009, and incorporated herein by reference).

10.27

Second Amendment to Amended and Restated Credit Agreement, dated April 26, 2010, by and among Concho Resources Inc., JP Morgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on April 29, 2010, and incorporated herein by reference).

10.28

Third Amendment to Amended and Restated Credit Agreement and Limited Waiver, dated June 16, 2010, among Concho Resources Inc. and the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 18, 2010, and incorporated herein by reference).

10.29

Fourth Amendment to Amended and Restated Credit Agreement, dated October 7, 2010, among Concho Resources Inc. and the lenders party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on October 13, 2010, and incorporated herein by reference).

10.30

Fifth Amendment to Amended and Restated Credit Agreement and Limited Waiver, dated as of December 7, 2010, among Concho Resources Inc. and the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on December 10, 2010, and incorporated herein by reference).

10.31

Sixth Amendment to Amended and Restated Credit Agreement, dated as of April 25, 2011, among Concho Resources Inc. and the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 27, 2011, and incorporated herein by reference).

10.32

Seventh Amendment to Amended and Restated Credit Agreement, dated as of October 12, 2011, among Concho Resources Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 14, 2011, and incorporated herein by reference).

10.33

Eighth Amendment to Amended and Restated Credit Agreement, dated as of April 12, 2012, among Concho Resources Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 16, 2012, and incorporated herein by reference).

10.34

Ninth Amendment to Amended and Restated Credit Agreement, dated as of May 31, 2012, among Concho Resources Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 5, 2012, and incorporated herein by reference).

10.35

Tenth Amendment to Amended and Restated Credit Agreement, dated as of October 26, 2012, among Concho Resources Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 29, 2012, and incorporated herein by reference).

10.36

Eleventh Amendment to Amended and Restated Credit Agreement, dated as of April 15, 2013, among Concho Resources Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 17, 2013, and incorporated herein by reference).

10.37

Twelfth Amendment to Amended and Restated Credit Agreement, dated as of October 29, 2013, among Concho Resources Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 29, 2013, and incorporated herein by reference).

10.38

Registration Rights Agreement dated February 27, 2006, among Concho Resources Inc. and the other signatories thereto (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 on April 24, 2007, and incorporated herein by reference).

12.1	(a)	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.
21.1	(a)	Subsidiaries of Concho Resources Inc.
23.1	(a)	Consent of Grant Thornton LLP.
23.2	(a)	Consent of Netherland, Sewell & Associates, Inc.
23.3	(a)	Consent of Cawley, Gillespie & Associates, Inc.
31.1	(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	(a)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	(b)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	(a)	Netherland, Sewell & Associates, Inc. Reserve Report.
99.2	(a)	Cawley, Gillespie & Associates, Inc. Reserve Report.
101.INS	(a)	XBRL Instance Document.
101.SCH	(a)	XBRL Schema Document.
101.CAL	(a)	XBRL Calculation Linkbase Document.
101.DEF	(a)	XBRL Definition Linkbase Document.
101.LAB 101.PRE	(a) (a)	XBRL Labels Linkbase Document. XBRL Presentation Linkbase Document.

Index of Exhibits

(a)  Filed herewith.

(b)  Furnished herewith.

**   Management contract or compensatory plan or agreement