Form 10-Q
period 2014-06-30
CONCHO RESOURCES INC
filed 2014-08-07
CIK 1358071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Number of shares of the registrant’s common stock outstanding at August 4, 2014: 112,950,754 shares

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in or incorporated by reference into this report that express a belief, expectation, or intention, or that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements include statements, projections and estimates concerning our operations, performance, business strategy, oil and natural gas reserves, drilling program, capital expenditures, liquidity and capital resources, the timing and success of specific projects, outcomes and effects of litigation, claims and disputes, derivative activities and potential financing. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. Forward-looking statements are not guarantees of performance. We have based these forward-looking statements on our current expectations and assumptions about future events. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Actual results may differ materially from those implied or expressed by any forward-looking statements. These forward-looking statements speak only as of the date of this report, or if earlier, as of the date they were made. We disclaim any obligation to update or revise these statements unless required by law, and we caution you not to rely on them unduly. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties relating to, among other matters, the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2013 and in this report, as well as those factors summarized below:

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

•         disruptions to, capacity constraints in or other limitations on the pipeline systems that deliver our oil, natural gas liquids and natural gas and other processing and transportation considerations;

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

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

iii

Concho Resources Inc.
Consolidated Balance Sheets
Unaudited

	June 30,	December 31,
(in thousands, except share and per share amounts)	2014	2013
Assets
Current assets:
Cash and cash equivalents	$365,488	$21
Accounts receivable, net of allowance for doubtful accounts:
Oil and natural gas	273,789	223,790
Joint operations and other	315,766	247,945
Derivative instruments	-	590
Deferred income taxes	76,089	30,069
Prepaid costs and other	22,782	18,460
Total current assets	1,053,914	520,875
Property and equipment:
Oil and natural gas properties, successful efforts method	12,280,195	11,215,373
Accumulated depletion and depreciation	(2,833,157)	(2,384,108)
Total oil and natural gas properties, net	9,447,038	8,831,265
Other property and equipment, net	116,974	114,783
Total property and equipment, net	9,564,012	8,946,048
Deferred loan costs, net	73,303	73,048
Intangible asset - operating rights, net	27,884	28,615
Inventory	14,096	19,682
Noncurrent derivative instruments	-	966
Other assets	22,454	1,930
Total assets	$10,755,663	$9,591,164
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable - trade	$50,685	$13,936
Bank overdrafts	-	36,718
Revenue payable	195,288	177,617
Accrued and prepaid drilling costs	410,726	318,296
Derivative instruments	162,479	53,701
Other current liabilities	164,119	156,600
Total current liabilities	983,297	756,868
Long-term debt	3,379,138	3,630,421
Deferred income taxes	1,415,624	1,334,653
Noncurrent derivative instruments	63,185	14,088
Asset retirement obligations and other long-term liabilities	99,085	97,185
Commitments and contingencies (Note I)
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 authorized; 113,139,212 and
105,222,765 shares issued at June 30, 2014 and December 31, 2013, respectively	113	105
Additional paid-in capital	2,986,105	2,027,162
Retained earnings	1,844,642	1,741,566
Treasury stock, at cost; 167,108 and 127,305 shares at June 30, 2014 and December 31,
2013, respectively	(15,526)	(10,884)
Total stockholders’ equity	4,815,334	3,757,949
Total liabilities and stockholders’ equity	$10,755,663	$9,591,164

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.
Consolidated Statements of Operations
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2014	2013	2014	2013

Operating revenues:
Oil sales	$580,772	$466,611	$1,120,629	$859,819
Natural gas sales	123,930	96,175	245,032	175,094
Total operating revenues	704,702	562,786	1,365,661	1,034,913
Operating costs and expenses:
Oil and natural gas production	134,944	107,219	261,868	208,064
Exploration and abandonments	28,288	8,398	53,663	26,805
Depreciation, depletion and amortization	237,445	188,730	458,837	357,150
Accretion of discount on asset retirement obligations	1,722	1,442	3,393	2,836
Impairments of long-lived assets	-	65,375	-	65,375
General and administrative (including non-cash stock-based compensation of
$9,775 and $8,588 for the three months ended June 30, 2014 and 2013, respectively, and $21,207 and $15,355 for the six months ended
June 30, 2014 and 2013, respectively)	49,535	40,991	97,285	84,284
(Gain) loss on derivatives not designated as hedges	164,707	(70,324)	200,322	(11,307)
Total operating costs and expenses	616,641	341,831	1,075,368	733,207
Income from operations	88,061	220,955	290,293	301,706
Other income (expense):
Interest expense	(55,388)	(54,079)	(111,523)	(106,185)
Loss on extinguishment of debt	(4,316)	(28,616)	(4,316)	(28,616)
Other, net	(9,529)	244	(8,988)	135
Total other expense	(69,233)	(82,451)	(124,827)	(134,666)
Income from continuing operations before income taxes	18,828	138,504	165,466	167,040
Income tax expense	(7,059)	(53,351)	(62,390)	(64,328)
Income from continuing operations	11,769	85,153	103,076	102,712
Income (loss) from discontinued operations, net of tax	-	(453)	-	12,081
Net income	$11,769	$84,700	$103,076	$114,793
Basic earnings per share:
Income from continuing operations	$0.11	$0.81	$0.96	$0.98
Income (loss) from discontinued operations, net of tax	-	-	-	0.12
Net income	$0.11	$0.81	$0.96	$1.10
Diluted earnings per share:
Income from continuing operations	$0.11	$0.81	$0.96	$0.98
Income (loss) from discontinued operations, net of tax	-	-	-	0.11
Net income	$0.11	$0.81	$0.96	$1.09

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.
Consolidated Statement of Stockholders’ Equity
Unaudited

			Additional				Total
	Common Stock Issued		Paid-in	Retained	Treasury Stock		Stockholders’
(in thousands)	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
BALANCE AT DECEMBER 31, 2013	105,223	$105	$2,027,162	$1,741,566	127	$(10,884)	$3,757,949
Net income	-	-	-	103,076	-	-	103,076
Issuance of common stock	7,475	8	932,447	-	-	-	932,455
Stock options exercised	63	-	1,289	-	-	-	1,289
Grants of restricted stock	427	-	-	-	-	-	-
Cancellation of restricted stock	(49)	-	-	-	-	-	-
Stock-based compensation	-	-	21,207	-	-	-	21,207
Excess tax benefits related to stock-based
compensation	-	-	4,000	-	-	-	4,000
Purchase of treasury stock	-	-	-	-	40	(4,642)	(4,642)
BALANCE AT JUNE 30, 2014	113,139	$113	$2,986,105	$1,844,642	167	$(15,526)	$4,815,334

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.
Consolidated Statements of Cash Flows
Unaudited

	Six Months Ended
	June 30,
(in thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$103,076	$114,793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	458,837	357,150
Accretion of discount on asset retirement obligations	3,393	2,836
Impairments of long-lived assets	-	65,375
Exploration and abandonments, including dry holes	41,762	5,412
Non-cash stock-based compensation expense	21,207	15,355
Deferred income taxes	34,951	50,346
(Gain) loss on disposition of assets, net	9,457	(132)
(Gain) loss on derivatives not designated as hedges	200,322	(11,307)
Discontinued operations	-	(12,250)
Other non-cash items	9,418	14,330
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(83,061)	(55,577)
Prepaid costs and other	(6,154)	(661)
Inventory	4,782	(647)
Accounts payable	36,626	(11,972)
Revenue payable	17,671	12,962
Other current liabilities	2,441	(58,884)
Net cash provided by operating activities	854,728	487,129
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures on oil and natural gas properties	(1,054,000)	(880,653)
Additions to property, equipment and other assets	(20,456)	(9,900)
Proceeds from the disposition of assets	394	15,434
Contribution to equity method investment	(10,050)	-
Settlements received from (paid on) derivatives not designated as hedges	(40,891)	7,591
Net cash used in investing activities	(1,125,003)	(867,528)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	1,578,000	2,548,475
Payments of debt	(1,828,000)	(2,194,500)
Exercise of stock options	1,289	2,068
Excess tax benefit from stock-based compensation	4,000	4,163
Net proceeds from issuance of common stock	932,455	-
Payments for loan costs	(10,642)	(14,075)
Purchase of treasury stock	(4,642)	(3,309)
Bank overdrafts	(36,718)	34,744
Net cash provided by financing activities	635,742	377,566
Net increase (decrease) in cash and cash equivalents	365,467	(2,833)
Cash and cash equivalents at beginning of period	21	2,880
Cash and cash equivalents at end of period	$365,488	$47

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2014

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

Note B. Summary of significant accounting policies

Principles of consolidation.  The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries. The Company consolidates the financial statements of these entities. All material intercompany balances and transactions have been eliminated.

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

Deferred loan costs. Deferred loan costs are stated at cost, net of amortization, which is computed using the effective interest and straight-line methods. The Company had deferred loan costs of $73.3 million and $73.0 million, net of accumulated amortization of $54.8 million and $48.7 million, at June 30, 2014 and December 31, 2013, respectively.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2014

Unaudited

The following table reflects the future amortization expense of deferred loan costs at June 30, 2014:

(in thousands)

Remaining 2014	$4,866
2015	9,972
2016	10,309
2017	10,668
2018	11,051
2019	8,342
Thereafter	18,095
Total	$73,303

Intangible assets.  The Company has capitalized certain operating rights acquired in an acquisition. The gross operating rights, which have no residual value, are amortized over the estimated economic life of 25 years. Impairment will be assessed if indicators of potential impairment exist or when there is a material change in the remaining useful economic life. The following table reflects the gross and net intangible assets at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
(in thousands)	2014	2013

Gross intangible - operating rights	$36,557	$36,557
Accumulated amortization	(8,673)	(7,942)
Net intangible - operating rights	$27,884	$28,615

The following table reflects amortization expense for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013

Amortization expense	$366	$366	$731	$731

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2014

Unaudited

The following table reflects the estimated aggregate amortization expense for each of the periods presented below at June 30, 2014:

(in thousands)

Remaining 2014	$730
2015	1,461
2016	1,461
2017	1,461
2018	1,461
2019	1,461
Thereafter	19,849
Total	$27,884

Equity method investment. The Company owns a 50 percent member interest in a midstream joint venture, Alpha Crude Connector, LLC (“ACC”), to construct a crude oil gathering and transportation system in the northern Delaware Basin. The Company accounts for its investment in ACC under the equity method of accounting for investments in unconsolidated affiliates. The Company’s investment in ACC is $9.7 million at June 30, 2014 and is included in other assets in the Company’s consolidated balance sheet.

Revenue recognition. Oil and natural gas revenues are recorded at the time of physical transfer of such products to the purchaser, which for the Company is primarily at the wellhead. The Company follows the sales method of accounting for oil and natural gas sales, recognizing revenues based on the Company’s actual proceeds from the oil and natural gas sold to purchasers.

General and administrative expense.  The Company receives fees for the operation of jointly-owned oil and natural gas properties and records such reimbursements as reductions of general and administrative expense. Such fees totaled approximately $5.9 million and $5.1 million for the three months ended June 30, 2014 and 2013, respectively, and $11.0 million and $9.3 million for the six months ended June 30, 2014 and 2013, respectively.

Recent accounting pronouncements. In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” that outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services.

An entity is required to apply ASU 2014-09 for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. An entity can apply ASU 2014-09 using either a full retrospective method, meaning the standard is applied to all of the periods presented, or a modified retrospective method, meaning the cumulative effect of initially applying the standard is recognized in the most current period presented in the financial statements. The Company is evaluating the impact that this new guidance will have on its consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (Topics 205 and 360),” that raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. Under the revised standard, a discontinued operation is (i) a component of an entity or group of

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2014

Unaudited

components that has been disposed of by sale, disposed of other than by sale or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results or (ii) an acquired business or nonprofit activity that is classified as held for sale on the date of the acquisition. This update is aimed at reducing the frequency of disposals reported as discontinued operations by focusing on strategic shifts that have or will have a major effect on an entity’s operations and financial results.

An entity is required to apply ASU 2014-08 for annual reporting periods beginning on or after December 15, 2014, and interim periods within those annual periods, though earlier adoption is permitted. An entity should provide the disclosures required by this amendment prospectively. The Company is evaluating the impact of this new guidance and does not expect it to have a significant impact on the consolidated financial statements.

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

The following table reflects the Company’s net capitalized exploratory well activity during the six months ended June 30, 2014:

Six Months Ended
(in thousands)	June 30, 2014

Beginning capitalized exploratory well costs	$144,504
Additions to exploratory well costs pending the determination of proved reserves	194,222
Reclassifications due to determination of proved reserves	(95,534)
Exploratory well costs charged to expense	(24,269)
Ending capitalized exploratory well costs	$218,923

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2014

Unaudited

The following table provides an aging at June 30, 2014 and December 31, 2013 of capitalized exploratory well costs based on the date drilling was completed:

	June 30,	December 31,
(dollars in thousands)	2014	2013

Capitalized exploratory well costs that have been capitalized for a period of one year or less	$192,634	$122,753
Capitalized exploratory well costs that have been capitalized for a period greater than one year	26,289	21,751
Total capitalized exploratory well costs	$218,923	$144,504
Number of projects with exploratory well costs that have been capitalized for a period greater
than one year	13	10

Southern Delaware Basin projects. At June 30, 2014, the Company had approximately $16.5 million of suspended well costs greater than one year recorded for four vertical wells where multiple zones are being evaluated in the Company’s Southern Delaware Basin project. The Company is assessing options to drill horizontal laterals to continue evaluation of the targets.

Other projects. At June 30, 2014, the Company had approximately $3.7 million of suspended well costs greater than one year recorded for three wells that have encountered technical difficulties that the Company plans to either recomplete or redrill.

Projects operated by others. At June 30, 2014, the Company had approximately $6.1 million of suspended well costs greater than one year recorded for six wells that are operated by others and waiting on completion.

Note D. Asset retirement obligations

The Company's asset retirement obligations primarily relate to the future plugging and abandonment of wells and facilities. The following table summarizes the Company's asset retirement obligation activity during the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013

Asset retirement obligations, beginning of period	$104,463	$88,923	$101,593	$86,261
Liabilities incurred from new wells	980	1,657	1,975	3,249
Liabilities assumed in acquisitions	-	121	200	282
Accretion expense	1,722	1,442	3,393	2,836
Liabilities settled upon plugging and abandoning wells	(1,294)	(791)	(1,818)	(1,948)
Revision of estimates	(79)	4,995	449	5,667
Asset retirement obligations, end of period	$105,792	$96,347	$105,792	$96,347

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2014

Unaudited

Note E. Stock incentive plan

The Company’s 2006 Stock Incentive Plan, as amended and restated, provides for granting stock options, restricted stock awards and performance awards to directors, officers and employees of the Company.

A summary of the Company’s activity for the six months ended June 30, 2014 is presented below:

	Restricted	Stock	Performance
	Stock	Options	Units
Outstanding at December 31, 2013	1,216,449	255,537	110,889
Awards granted (a)	426,692	-	139,425
Options exercised	-	(63,576)	-
Awards cancelled / forfeited	(48,821)	-	-
Lapse of restrictions	(165,953)	-	-
Outstanding at June 30, 2014	1,428,367	191,961	250,314

(a) Weighted average grant date fair value per share	$129.63	$-	$139.54

The following table reflects the future stock-based compensation expense to be recorded for all the stock-based compensation awards that were outstanding at June 30, 2014:

(in thousands)

Remaining 2014	$25,982
2015	40,046
2016	24,828
2017	6,741
2018	735
Thereafter	3
Total	$98,335

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2014

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

Level 2:      Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that the Company values using observable market data. Substantially all of these inputs are observable in the marketplace throughout the full term of the derivative instrument, can be derived from observable data, or supported by observable levels at which transactions are executed in the marketplace. Level 2 instruments primarily include non-exchange traded derivatives such as over-the-counter commodity price swaps, basis swaps, collars and floors, investments and interest rate swaps. The Company’s valuation models are primarily industry-standard models that consider various inputs including: (i) quoted forward prices for commodities, (ii) time value, (iii) current market and contractual prices for the underlying instruments and (iv) volatility factors, as well as other relevant economic measures.

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

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2014

Unaudited

Financial Assets and Liabilities Measured at Fair Value

The following table presents the carrying amounts and fair values of the Company’s financial instruments at June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value

Assets:
Derivative instruments	$-	$-	$1,556	$1,556

Liabilities:
Derivative instruments	$225,664	$225,664	$67,789	$67,789
Credit facility	$-	$-	$250,000	$250,770
7.0% senior notes due 2021	$600,000	$658,500	$600,000	$660,000
6.5% senior notes due 2022	$600,000	$661,500	$600,000	$649,500
5.5% senior notes due 2022	$600,000	$645,750	$600,000	$619,500
5.5% senior notes due 2023	$1,579,138	$1,665,991	$1,580,421	$1,627,834

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

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2014

Unaudited

Derivative instruments. The fair value of the Company’s derivative instruments is estimated by management considering various factors, including closing exchange and over-the-counter quotations and the time value of the underlying commitments.  Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table summarizes (i) the valuation of each of the Company’s financial instruments by required fair value hierarchy levels and (ii) the gross fair value by the appropriate balance sheet classification, even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the Company’s consolidated balance sheets at June 30, 2014 and December 31, 2013. The Company nets the fair value of derivative instruments by counterparty in the Company’s consolidated balance sheets.

June 30, 2014
	Fair Value Measurements Using					Net
	Quoted Prices				Gross	Fair Value
	in Active	Significant			Amounts	Presented
	Markets for	Other	Significant		Offset in the	in the
	Identical	Observable	Unobservable		Consolidated	Consolidated
	Assets	Inputs	Inputs	Total	Balance	Balance
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Fair Value	Sheet	Sheet

Assets
Current:
Commodity derivatives	$-	$32,368	$-	$32,368	$(32,368)	$-
Noncurrent:
Commodity derivatives	-	191	-	191	(191)	-

Liabilities
Current:
Commodity derivatives	-	(194,847)	-	(194,847)	32,368	(162,479)
Noncurrent:
Commodity derivatives	-	(63,376)	-	(63,376)	191	(63,185)

Net derivative instruments	$-	$(225,664)	$-	$(225,664)	$-	$(225,664)

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2014

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

Concentrations of credit risk. As of June 30, 2014, the Company’s primary concentration of credit risks are the risk of collecting accounts receivable – trade and the risk of counterparties’ failure to perform under derivative obligations.

The Company has entered into International Swap Dealers Association Master Agreements (“ISDA Agreements”) with each of its derivative counterparties. The terms of the ISDA Agreements provide the Company and the counterparties with rights of set off upon the occurrence of defined acts of default by either the Company or a counterparty to a derivative, whereby the party not in default may set off all derivative liabilities owed to the defaulting party against all derivative asset receivables from the defaulting party. See Note G for additional information regarding the Company's derivative activities.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2014

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

As a result of management’s assessments, during June 2013, the Company recognized impairment charges to reduce the carrying values to their fair values. The Company did not recognize any impairment charges for the three or six months ended June 30, 2014. The following table reports the carrying amount, estimated fair value and impairment expense of long-lived assets for continuing and discontinued operations for the indicated period:

		Estimated
	Carrying	Fair Value	Impairment
(in thousands)	Amount	(Level 3)	Expense

June 2013	$84,140	$18,765	$65,375

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2014

Unaudited

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

The following table summarizes the gains (losses) reported in earnings related to the commodity derivative instruments for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013

Gain (loss) on derivatives not designated as hedges:
Oil derivatives	$(163,655)	$55,368	$(187,875)	$(3,649)
Natural gas derivatives	(1,052)	14,956	(12,447)	14,956
Total gain (loss) on derivatives not designated as hedges	$(164,707)	$70,324	$(200,322)	$11,307

The following table represents the Company's cash receipts from (payments on) derivatives for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013

Cash receipts from (payments on) derivatives not designated as hedges:
Oil derivatives	$(24,569)	$1,320	$(34,338)	$7,336
Natural gas derivatives	(1,485)	255	(6,553)	255
Total cash receipts from (payments on) derivatives not designated as hedges	$(26,054)	$1,575	$(40,891)	$7,591

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2014

Unaudited

Commodity derivative contracts at June 30, 2014. The following table sets forth the Company’s outstanding derivative contracts at June 30, 2014. When aggregating multiple contracts, the weighted average contract price is disclosed. All of the Company’s derivative contracts at June 30, 2014 are expected to settle by June 30, 2017.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Oil Swaps: (a)
2014:
Volume (Bbl)			5,221,000	4,633,000	9,854,000
Price per Bbl			$92.96	$92.49	$92.74
2015:
Volume (Bbl)	4,240,000	3,919,000	3,654,000	3,449,000	15,262,000
Price per Bbl	$88.32	$87.50	$87.57	$87.42	$87.73
2016:
Volume (Bbl)	2,958,000	2,508,000	108,000	105,000	5,679,000
Price per Bbl	$90.38	$90.77	$88.32	$88.28	$90.47
2017:
Volume (Bbl)	84,000	84,000	-	-	168,000
Price per Bbl	$87.00	$87.00	$-	$-	$87.00
Oil Basis Swaps: (b)
2014:
Volume (Bbl)			3,956,000	3,956,000	7,912,000
Price per Bbl			$(0.99)	$(1.07)	$(1.03)
2015:
Volume (Bbl)	1,440,000	1,456,000	1,196,000	1,196,000	5,288,000
Price per Bbl	$(3.29)	$(3.29)	$(3.36)	$(3.36)	$(3.32)
Natural Gas Swaps: (c)
2014:
Volume (MMBtu)			2,576,000	2,053,000	4,629,000
Price per MMBtu			$4.23	$4.24	$4.23
2015:
Volume (MMBtu)	5,850,000	5,915,000	5,980,000	5,980,000	23,725,000
Price per MMBtu	$4.16	$4.16	$4.16	$4.16	$4.16
Natural Gas Collars: (d)
2014:
Volume (MMBtu)			5,520,000	5,520,000	11,040,000
Ceiling price per MMBtu			$4.40	$4.40	$4.40
Floor price per MMBtu			$3.85	$3.85	$3.85
Natural Gas Basis Swaps: (e)
2014:
Volume (MMBtu)			7,360,000	7,360,000	14,720,000
Price per MMBtu			$(0.09)	$(0.09)	$(0.09)

(a) The index prices for the oil price swaps are based on the NYMEX – West Texas Intermediate ("WTI") monthly average futures price.
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

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2014

Unaudited

fair value of its derivative instruments, associated credit risk is mitigated by the Company’s credit risk policies and procedures.

Note H. Debt

The Company’s debt consisted of the following at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
(in thousands)	2014	2013

Credit facility	$-	$250,000
7.0% unsecured senior notes due 2021	600,000	600,000
6.5% unsecured senior notes due 2022	600,000	600,000
5.5% unsecured senior notes due 2022	600,000	600,000
5.5% unsecured senior notes due 2023	1,550,000	1,550,000
Unamortized original issue premium, net	29,138	30,421
Less: current portion	-	-
Total long-term debt	$3,379,138	$3,630,421

Credit facility. The Company’s credit facility, as amended and restated, has a maturity date of May 9, 2019. As of June 30, 2014, the Company’s borrowing base is $3.25 billion until the next scheduled borrowing base redetermination in May 2015, and commitments from the Company’s bank group total $2.5 billion.

Senior notes. Interest on the Company’s senior notes is paid in arrears semi-annually. The senior notes are fully and unconditionally guaranteed on a senior unsecured basis by all subsidiaries of the Company, subject to customary release provisions as described in Note O.

At June 30, 2014, the Company was in compliance with the covenants under all of its debt instruments.

Principal maturities of long-term debt. Principal maturities of long-term debt outstanding at June 30, 2014 were as follows:

(in thousands)

Remaining 2014	$-
2015	-
2016	-
2017	-
2018	-
2019	-
Thereafter	3,350,000
Total	$3,350,000

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2014

Unaudited

Interest expense.  The following amounts have been incurred and charged to interest expense for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013

Cash payments for interest	$65,480	$58,124	$109,800	$102,112
Amortization of original issue discount (premium)	(645)	(122)	(1,282)	1
Amortization of deferred loan origination costs	2,725	3,279	6,072	6,533
Net changes in accruals	(12,172)	(7,202)	(3,067)	(2,461)
Total interest expense	$55,388	$54,079	$111,523	$106,185

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

Severance tax, royalty and joint interest audits.  The Company is subject to routine severance, royalty and joint interest audits from regulatory bodies and non-operators and makes accruals as necessary for estimated exposure when deemed probable and estimable. Additionally, the Company is subject to various possible contingencies that arise primarily from interpretations affecting the oil and natural gas industry.  Such contingencies include differing interpretations as to the prices at which oil and natural gas sales may be made, the prices at which royalty owners may be paid for production from their leases, allowable costs under joint interest arrangements and other matters. At June 30, 2014 and December 31, 2013, the Company had $13.0 million and $12.2 million accrued for estimated exposure, respectively. Although the Company believes that it has estimated its exposure with respect to the various laws and regulations, administrative rulings and interpretations thereof, adjustments could be required as new interpretations and regulations are issued.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2014

Unaudited

Contractual drilling commitments.  The Company periodically enters into contractual arrangements under which the Company is committed to expend funds to drill wells in the future, including agreements to secure drilling rig services, which require the Company to make future minimum payments to the rig operators.  The Company records drilling commitments in the periods in which well capital is incurred or rig services are provided. The following table summarizes the Company’s future drilling commitments at June 30, 2014:

	Payments Due By Period

		Less than	1-3	3-5	More than
(in thousands)	Total	1 year	years	years	5 years

Contractual drilling commitments	$31,109	$27,809	$3,300	$-	$-

Operating leases. The Company leases vehicles, equipment and office facilities under non-cancellable operating leases. Lease payments associated with these operating leases for the three months ended June 30, 2014 and 2013 were approximately $1.7 million and $1.4 million, respectively, and approximately $3.4 million and $2.7 million for the six months ended June 30, 2014 and 2013, respectively.

Future minimum lease commitments under non-cancellable operating leases at June 30, 2014 were as follows:

(in thousands)

Remaining 2014	$3,466
2015	5,934
2016	4,512
2017	4,572
2018	3,980
2019	3,980
Thereafter	8,659
Total	$35,103

Note J. Income taxes

The effective income tax rates were  37.5 percent and  38.5 percent for the three months ended June 30, 2014 and 2013, respectively, and  37.7 percent and  38.5 percent for the six months ended June 30, 2014 and 2013, respectively. During the fourth quarter of 2013, the Company revised its estimated blended effective state rate to consider (a) New Mexico legislation passed that phases in a tax rate reduction from 7.6 percent to 5.9 percent in 2018 and (b) the apportionment factor for states in which the Company operates. Total income tax expense for the three and six months ended June 30, 2014 and 2013 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income due primarily to state taxes and the impact of permanent differences between book and taxable income.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2014

Unaudited

Note K. Related party transactions

The following table summarizes charges incurred with and payments made to related parties and reported in the Company’s consolidated statements of operations for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013

Royalties paid to a partnership in which a director has an ownership interest (a)	$3,253	$1,345	$6,055	$2,685

Royalties paid to a director and certain officers of the Company (b)	$60	$10	$157	$20

Amounts paid under consulting agreement with Steven L. Beal (c)	$-	$60	$-	$120

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

Note L. Discontinued operations

In December 2012, the Company closed the sale of certain of its non-core assets for cash consideration of approximately $503.1 million. As a result of post-closing adjustments during the six months ended June 30, 2013, the Company made a positive adjustment to gain (loss) on disposition of assets of approximately $19.6 million, before income tax expense of approximately $7.5 million. The Company reflected the net post-closing adjustment of approximately $12.1 million as discontinued operations.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2014

Unaudited

Note M. Net income per share

The Company uses the two-class method of calculating net income per share because certain of the Company’s unvested share-based awards qualify as participating securities.

The following tables reconcile the Company’s income from continuing operations, income (loss) from discontinued operations and income (loss) attributable to common stockholders to the basic and diluted earnings used to determine the Company’s income per share amounts for the three and six months ended June 30, 2014 and 2013, respectively, under the two-class method:

	Three Months Ended			Six Months Ended
	June 30, 2014			June 30, 2014

	Continuing	Discontinued		Continuing	Discontinued
(in thousands, except per share amounts)	Operations	Operations	Total	Operations	Operations	Total

Income as reported	$11,769	$-	$11,769	$103,076	$-	$103,076
Participating basic earnings	(131)	-	(131)	(1,174)	-	(1,174)
Basic income attributable to common
stockholders	11,638	-	11,638	101,902	-	101,902
Reallocation of participating earnings	1	-	1	3	-	3
Diluted income attributable to common
stockholders	$11,639	$-	$11,639	$101,905	$-	$101,905

Income per common share:
Basic	$0.11	$-	$0.11	$0.96	$-	$0.96
Diluted	$0.11	$-	$0.11	$0.96	$-	$0.96

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2014

Unaudited

	Three Months Ended			Six Months Ended
	June 30, 2013			June 30, 2013

	Continuing	Discontinued		Continuing	Discontinued
(in thousands, except per share amounts)	Operations	Operations	Total	Operations	Operations	Total

Income (loss) as reported	$85,153	$(453)	$84,700	$102,712	$12,081	$114,793
Participating basic earnings	(841)	4	(837)	(1,041)	(122)	(1,163)
Basic income (loss) attributable to
common stockholders	84,312	(449)	83,863	101,671	11,959	113,630
Reallocation of participating earnings	2	-	2	2	-	2
Diluted income (loss) attributable to
common stockholders	$84,314	$(449)	$83,865	$101,673	$11,959	$113,632

Income per common share:
Basic	$0.81	$-	$0.81	$0.98	$0.12	$1.10
Diluted	$0.81	$-	$0.81	$0.98	$0.11	$1.09

The following table is a reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013

Weighted average common shares outstanding:
Basic	107,733	103,734	105,852	103,662
Dilutive common stock options	107	158	115	181
Dilutive performance units	211	-	222	-
Diluted	108,051	103,892	106,189	103,843

Performance unit awards. The number of shares of common stock that will ultimately be issued for performance units will be determined by a combination of (i) comparing the Company's total shareholder return relative to the total shareholder return of a predetermined group of peer companies at the end of the performance period and (ii) the Company’s absolute total shareholder return at the end of the performance period. The performance period is 36 months. The actual payout of shares will be between zero and 300 percent of the performance units granted depending on the Company's performance at the end of the performance period.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2014

Unaudited

The following table is a summary of the restricted stock and performance units, which were not included in the computation of diluted income per share, as inclusion of these items would be antidilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013

Number of antidilutive common shares:
Antidilutive restricted stock	292	6	169	10
Antidilutive performance units	-	111	-	111

Note N. Stockholders’ equity

Public common stock offering. In May 2014, the Company issued, including the over-allotment option, in a secondary public offering 7.475 million shares of its common stock at $129.00 per share and received net proceeds of approximately $932.5 million. The Company used a portion of the net proceeds from this offering to repay all outstanding borrowings under its credit facility.

Note O.  Subsidiary guarantors

All of the Company’s wholly owned subsidiaries have fully and unconditionally guaranteed the Company’s senior notes. The indentures governing the Company’s senior notes provide that the guarantees of its subsidiary guarantors will be released in certain customary circumstances, including (i) in connection with any sale, exchange or other disposition, whether by merger, consolidation or otherwise, of the capital stock of that guarantor to a person that is not the Company or a restricted subsidiary of the Company, such that, after giving effect to such transaction, such guarantor would no longer constitute a subsidiary of the Company, (ii) in connection with any sale, exchange or other disposition (other than a lease) of all or substantially all of the assets of that guarantor to a person that is not the Company or a restricted subsidiary of the Company, (iii) upon the merger of a guarantor into the Company or any other guarantor or the liquidation or dissolution of a guarantor, (iv) if the Company designates any restricted subsidiary that is a guarantor to be an unrestricted subsidiary in accordance with the indenture, (v) upon legal defeasance or satisfaction and discharge of the indenture and (vi) upon written notice of such release or discharge by the Company to the trustee following the release or discharge of all guarantees by such guarantor of any indebtedness that resulted in the creation of such guarantee, except a discharge or release by or as a result of payment under such guarantee.

See Note H for a summary of the Company’s senior notes. In accordance with practices accepted by the United States Securities and Exchange Commission, the Company has prepared condensed consolidating financial statements in order to quantify the assets, results of operations and cash flows of such subsidiaries as subsidiary guarantors.

The following condensed consolidating balance sheets at June 30, 2014 and December 31, 2013, condensed consolidating statements of operations for the three and six months ended June 30, 2014 and 2013 and condensed consolidating statements of cash flows for the six months ended June 30, 2014 and 2013, present financial information for Concho Resources Inc. as the parent on a stand-alone basis (carrying any investments in subsidiaries under the equity method), financial information for the subsidiary guarantors on a stand-alone basis and the consolidation and elimination entries necessary to arrive at the information for the Company on a consolidated basis. All current and deferred income taxes are recorded on Concho Resources Inc., as the subsidiaries are flow-through entities for income tax purposes. The subsidiary guarantors are not restricted from making distributions to the Company.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2014

Unaudited

Condensed Consolidating Balance Sheet
June 30, 2014

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

ASSETS
Accounts receivable - related parties	$6,612,467	$1,227,913	$(7,840,380)	$-
Other current assets	79,298	974,616	-	1,053,914
Oil and natural gas properties, net	-	9,447,038	-	9,447,038
Property and equipment, net	-	116,974	-	116,974
Investment in subsidiaries	4,379,524	-	(4,379,524)	-
Other long-term assets	73,303	64,434	-	137,737
Total assets	$11,144,592	$11,830,975	$(12,219,904)	$10,755,663

LIABILITIES AND EQUITY
Accounts payable - related parties	$1,227,913	$6,612,467	$(7,840,380)	$-
Other current liabilities	243,397	739,900	-	983,297
Long-term debt	3,379,138	-	-	3,379,138
Other long-term liabilities	1,478,810	99,084	-	1,577,894
Equity	4,815,334	4,379,524	(4,379,524)	4,815,334
Total liabilities and equity	$11,144,592	$11,830,975	$(12,219,904)	$10,755,663

Condensed Consolidating Balance Sheet
December 31, 2013

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

ASSETS
Accounts receivable - related parties	$6,115,554	$1,261,844	$(7,377,398)	$-
Other current assets	39,108	481,767	-	520,875
Oil and natural gas properties, net	-	8,831,265	-	8,831,265
Property and equipment, net	-	114,783	-	114,783
Investment in subsidiaries	3,896,741	-	(3,896,741)	-
Other long-term assets	74,013	50,228	-	124,241
Total assets	$10,125,416	$10,739,887	$(11,274,139)	$9,591,164

LIABILITIES AND EQUITY
Accounts payable - related parties	$1,261,844	$6,115,554	$(7,377,398)	$-
Other current liabilities	126,461	630,407	-	756,868
Long-term debt	3,630,421	-	-	3,630,421
Other long-term liabilities	1,348,741	97,185	-	1,445,926
Equity	3,757,949	3,896,741	(3,896,741)	3,757,949
Total liabilities and equity	$10,125,416	$10,739,887	$(11,274,139)	$9,591,164

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2014

Unaudited

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2014

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Total operating revenues	$-	$704,702	$-	$704,702
Total operating costs and expenses	(165,326)	(451,315)	-	(616,641)
Income (loss) from operations	(165,326)	253,387	-	88,061
Interest expense	(55,388)	-	-	(55,388)
Loss on extinguishment of debt	(4,316)	-	-	(4,316)
Other, net	243,858	(9,530)	(243,857)	(9,529)
Income before income taxes	18,828	243,857	(243,857)	18,828
Income tax expense	(7,059)	-	-	(7,059)
Net income	$11,769	$243,857	$(243,857)	$11,769

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2013

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Total operating revenues	$-	$562,786	$-	$562,786
Total operating costs and expenses	70,114	(411,945)	-	(341,831)
Income from continuing operations	70,114	150,841	-	220,955
Interest expense	(54,079)	-	-	(54,079)
Loss on extinguishment of debt	(28,616)	-	-	(28,616)
Other, net	150,321	242	(150,319)	244
Income from continuing operations before income taxes	137,740	151,083	(150,319)	138,504
Income tax expense	(53,351)	-	-	(53,351)
Income from continuing operations	84,389	151,083	(150,319)	85,153
Income (loss) from discontinued operations, net of tax	311	(764)	-	(453)
Net income	$84,700	$150,319	$(150,319)	$84,700

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2014

Unaudited

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2014

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Total operating revenues	$-	$1,365,661	$-	$1,365,661
Total operating costs and expenses	(201,479)	(873,889)	-	(1,075,368)
Income (loss) from operations	(201,479)	491,772	-	290,293
Interest expense	(111,523)	-	-	(111,523)
Loss on extinguishment of debt	(4,316)	-	-	(4,316)
Other, net	482,784	(8,989)	(482,783)	(8,988)
Income before income taxes	165,466	482,783	(482,783)	165,466
Income tax expense	(62,390)	-	-	(62,390)
Net income	$103,076	$482,783	$(482,783)	$103,076

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2013

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Total operating revenues	$-	$1,034,913	$-	$1,034,913
Total operating costs and expenses	10,918	(744,125)	-	(733,207)
Income from continuing operations	10,918	290,788	-	301,706
Interest expense	(106,185)	-	-	(106,185)
Loss on extinguishment of debt	(28,616)	-	-	(28,616)
Other, net	310,522	133	(310,520)	135
Income from continuing operations before income taxes	186,639	290,921	(310,520)	167,040
Income tax expense	(64,328)	-	-	(64,328)
Income from continuing operations	122,311	290,921	(310,520)	102,712
Income (loss) from discontinued operations, net of tax	(7,518)	19,599	-	12,081
Net income	$114,793	$310,520	$(310,520)	$114,793

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2014

Unaudited

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2014

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Net cash flows provided by (used in) operating activities	$(631,569)	$1,486,297	$-	$854,728
Net cash flows used in investing activities	(40,891)	(1,084,112)	-	(1,125,003)
Net cash flows provided by (used in) financing activities	672,460	(36,718)	-	635,742
Net increase in cash and cash equivalents	-	365,467	-	365,467
Cash and cash equivalents at beginning of period	-	21	-	21
Cash and cash equivalents at end of period	$-	$365,488	$-	$365,488

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2013

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Net cash flows provided by (used in) operating activities	$(350,413)	$837,542	$-	$487,129
Net cash flows provided by (used in) investing activities	7,591	(875,119)	-	(867,528)
Net cash flows provided by financing activities	342,822	34,744	-	377,566
Net decrease in cash and cash equivalents	-	(2,833)	-	(2,833)
Cash and cash equivalents at beginning of period	-	2,880	-	2,880
Cash and cash equivalents at end of period	$-	$47	$-	$47

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2014

Unaudited

Note P.  Subsequent events

New commodity derivative contracts. After June 30, 2014, the Company entered into the following oil price swaps and oil basis swaps to hedge additional amounts of the Company’s estimated future production:

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter	Total

Oil Swaps: (a)
	2016:
	Volume (Bbl)	-	300,000	2,250,000	-	2,550,000
	Price per Bbl	$-	$91.85	$90.64	$-	$90.78
Oil Basis Swaps: (b)
	2015:
	Volume (Bbl)	180,000	182,000	736,000	736,000	1,834,000
	Price per Bbl	$(3.40)	$(3.40)	$(3.72)	$(3.72)	$(3.66)

(a)	The index prices for the oil price swaps are based on the NYMEX – WTI monthly average futures price.
(b)	The basis differential price is between Midland – WTI and Cushing – WTI.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2014

Unaudited

Note Q.  Supplementary information

Capitalized costs

	June 30,	December 31,
(in thousands)	2014	2013

Oil and natural gas properties:
Proved	$11,218,529	$10,182,953
Unproved	1,061,666	1,032,420
Less: accumulated depletion	(2,833,157)	(2,384,108)
Net capitalized costs for oil and natural gas properties	$9,447,038	$8,831,265

Costs incurred for oil and natural gas producing activities  (a)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013

Property acquisition costs:
Proved	$2,137	$652	$22,627	$2,537
Unproved	11,382	16,945	36,070	44,841
Exploration	342,424	283,254	666,921	549,944
Development	193,163	220,588	404,842	395,310
Total costs incurred for oil and natural gas properties	$549,106	$521,439	$1,130,460	$992,632

(a)	The costs incurred for oil and natural gas producing activities includes the following amounts of asset retirement obligations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013

Exploration costs	$562	$820	$1,120	$1,554
Development costs	339	5,832	1,304	7,362
Total asset retirement obligations	$901	$6,652	$2,424	$8,916

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

Overview

We are an independent oil and natural gas company engaged in the acquisition, development and exploration of producing oil and natural gas properties. Our core operations are primarily focused in the Permian Basin of Southeast New Mexico and West Texas. We refer to our three core operating areas as the (i) New Mexico Shelf, where we primarily target the Yeso formation both on a vertical and horizontal basis, (ii) Delaware Basin, where we primarily target the Bone Spring formation (which includes the Avalon Shale and the Bone Spring sands) and the Wolfcamp shale, all primarily on a horizontal basis, and (iii) Texas Permian, where we primarily target the Wolfberry, a term applied to the combined Wolfcamp and Spraberry horizons, primarily on a vertical basis and the Wolfcamp shale on a horizontal basis. Oil comprised 61.1 percent of our 502.9 MMBoe of estimated proved reserves at December 31, 2013 and 63.7 percent of our 19.0 MMBoe of production for the six months ended June 30, 2014. We seek to operate the wells in which we own an interest, and we operated wells that accounted for 91.1 percent of our proved developed producing PV-10 and 80.3 percent of our approximately 6,530 gross wells at December 31, 2013. By controlling operations, we are able to more effectively manage the cost and timing of exploration and development of our properties, including the drilling and stimulation methods used.

Financial and Operating Performance

Our financial and operating performance for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, included the following highlights:

•         Net income was $103.1 million ($0.96 per diluted share) for the first six months of 2014, as compared to net income of $114.8 million ($1.09 per diluted share) during the six months ended June 30, 2013. The decrease in net income was primarily due to:

▪  $200.3 million loss on derivatives not designated as hedges for the six months ended June 30, 2014, as compared to a $11.3 million gain on derivatives not designated as hedges during the six months ended June 30, 2013;

▪  $101.7 million increase in depreciation, depletion and amortization (“DD&A”) expense, primarily due to increased production associated with new wells that were successfully drilled and completed in 2013 and 2014;

▪  $53.8 million increase in oil and natural gas production costs due in part to increased production related to our wells successfully drilled and completed in 2013 and 2014;

▪  $26.9 million increase in exploration and abandonment expense due primarily to unsuccessful wells and leasehold abandonments;

▪  $13.0 million increase in general and administrative expense due to an increase in the number of employees and related personnel expenses to handle our increased activities related to our increased drilling and exploration activities; and

▪  $12.1 million income from discontinued operations, net of tax in 2013 related to the post-closing adjustments to our sale of certain non-core assets in the fourth quarter of 2012.

partially offset by

▪  $330.8 million increase in oil and natural gas revenues as a result of a 12 percent increase in commodity price realizations per Boe (excluding the effects of derivative activities) and an 18 percent increase in production;

▪  $65.4 million non-cash impairment charge due primarily to downward adjustments to our economically recoverable proved reserves due to (i) reduced well performance and (ii) decreases in our estimated realized natural gas prices, primarily on non-core natural gas assets in our New Mexico Shelf area during the six months ended June 30, 2013; and

▪  $28.6 million loss on extinguishment of debt during the six months ended June 30, 2013 related to the tender offer and redemption of our 8.625% senior notes due 2017 (the “8.625% Notes”) compared to $4.3 million loss on extinguishment of debt during the six months ended June 30, 2014 related to our amended and restated credit facility.

•         Average daily sales volumes increased by 18 percent from 88,552 Boe per day during the first six months of 2013 to 104,729 Boe per day during the first six months of 2014. The increase is primarily attributable to our successful drilling efforts during 2013 and 2014.

•         Net cash provided by operating activities increased by approximately $367.6 million to $854.7 million for the first six months of 2014, as compared to $487.1 million in the first six months of 2013, primarily due to (i) increased oil and natural gas revenues and (ii) positive variances in working capital changes, offset by cash increases in related oil and natural gas production costs and general and administrative expense.

•         Long-term debt decreased by approximately $251.3 million during the first six months of 2014, primarily due to utilizing a portion of the net proceeds from our equity offering to repay all outstanding borrowings under our credit facility.

•         At June 30, 2014, we had $365.5 million of cash and cash equivalents and $2.5 billion available under our credit facility.

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

Although we cannot predict the occurrence of events that may affect future commodity prices or the degree to which these prices will be affected, the prices for any commodity that we produce will generally approximate current market prices in the geographic region of the production. From time to time, we expect that we may economically hedge a portion of our commodity price risk to mitigate the impact of price volatility on our business. See Note G of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding our commodity derivative positions at June 30, 2014.

Oil and natural gas prices have been subject to significant fluctuations during the past several years. In general, average oil  and natural gas prices were higher during the comparable periods of 2014 measured against 2013. The following table sets forth the average New York Mercantile Exchange (“NYMEX”) oil and natural gas prices for the three and six months ended June 30, 2014 and 2013, as well as the high and low NYMEX prices for the same periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Average NYMEX prices:
Oil (Bbl)	$103.07	$94.14	$100.85	$94.28
Natural gas (MMBtu)	$4.58	$4.02	$4.65	$3.75

High and Low NYMEX prices:
Oil (Bbl):
High	$107.26	$98.44	$107.26	$98.44
Low	$99.42	$86.68	$91.66	$86.68
Natural gas (MMBtu):
High	$4.83	$4.41	$6.15	$4.41
Low	$4.28	$3.57	$4.01	$3.11

Further, the NYMEX oil price and NYMEX natural gas price reached highs and lows of $105.34 and $97.88 per Bbl and $4.46 and $3.75 per MMBtu, respectively, during the period from June 30, 2014 to August 4, 2014. At August 4, 2014, the NYMEX oil price and NYMEX natural gas price were $98.29 per Bbl and $3.83 per MMBtu, respectively.

The basis differential between the location of Midland, Texas and Cushing, Oklahoma (NYMEX pricing location) for our oil has a direct effect on our realized oil price. For the three months ended June 30, 2014 and 2013, the basis differential between WTI-Midland and WTI-Cushing was a price reduction of $8.37 per barrel and $0.14 per barrel, respectively, which is the primary reason for the lower realized oil price as a percentage of the NYMEX price in 2014 compared to the same period of 2013. For the six months ended June 30, 2014 and 2013, the basis differential between WTI-Midland and WTI-Cushing was a price reduction of $5.94 per barrel and $3.97 per barrel, respectively, which is the primary reason for the relatively flat realized oil price as a percentage of the NYMEX price in 2014 compared to the same period of 2013. The current market outlook for the basis differential between WTI-Midland and WTI-Cushing is approximately $8.75 per barrel during the third quarter of 2014 and declines to approximately $6.75 per barrel during the fourth quarter of 2014.

Recent Events

Common stock offering.  In May 2014, we issued in a secondary public offering approximately 7.475 million shares of our common stock at $129.00 per share, and we received net proceeds of approximately $932.5 million. We used a portion of the net proceeds from this offering to repay all outstanding borrowings under our credit facility and plan to use the remainder for general corporate purposes, including funding our three-year accelerated growth plan and capital commitments associated with the midstream joint venture discussed below.

Delaware Basin midstream agreements. On May 9, 2014, we signed an agreement to own 50 percent of a joint venture, Alpha Crude Connector, LLC (“ACC”), which will build a crude oil pipeline to gather and transport oil production in the northern Delaware Basin. Additionally, on May 9, 2014, we entered into a ten year Crude Petroleum Dedication and Transportation Agreement with ACC to transport our oil production in the northern Delaware Basin. We expect to receive improved price realizations on our crude oil subject to this dedication agreement due to reduced transportation costs and increased marketing influence due to concentrated volumes.

Amended and restated credit facility. On May 9, 2014, we amended and restated our credit facility, increasing our borrowing base from $3.0 billion to $3.25 billion, but maintaining the aggregate lender commitments at $2.5 billion. The maturity date of the amended and restated credit facility is May 9, 2019. We expensed approximately $4.3 million in capitalized deferred loan costs incurred with the previous credit facility.

2014 capital budget.  Our 2014 upstream capital budget is approximately $2.6 billion, excluding the costs of acquisitions other than customary leasehold purchases of acreage. Additionally, our midstream joint venture is expected to add approximately $55.0 million to the overall 2014 capital budget. The capital budget, based on our current expectations of commodity prices and cost, will exceed our cash flows from operations. We expect our cash flow from operations, proceeds from our equity offering and borrowings under our credit facility will be sufficient to fund our budgeted capital expenditure needs during 2014. However, our capital budget is largely discretionary, and if we experience sustained oil and natural gas prices significantly below the current levels or substantial increases in our costs, we may reduce our capital spending program to manage the level of capital outspend.

Derivative Financial Instruments

Derivative financial instrument exposure. At June 30, 2014, the fair value of our financial derivatives was a net liability of $225.7 million. All of our counterparties to these financial derivatives are parties or affiliates of parties to our credit facility and have their outstanding debt commitments and derivative exposures collateralized pursuant to our credit facility. Under the terms of our financial derivative instruments and their collateralization under our credit facility, we do not have exposure to potential “margin calls” on our financial derivative instruments. We currently have no reason to believe that our counterparties to these commodity derivative contracts are not financially viable. Our credit facility does not allow us to offset amounts we may owe a lender against amounts we may be owed related to our financial instruments with such party or its affiliates.

New commodity derivative contracts. After June 30, 2014, we entered into the following additional oil price swaps and oil basis swaps to hedge additional amounts of our estimated future production:

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter	Total

Oil Swaps: (a)
	2016:
	Volume (Bbl)	-	300,000	2,250,000	-	2,550,000
	Price per Bbl	$-	$91.85	$90.64	$-	$90.78
Oil Basis Swaps: (b)
	2015:
	Volume (Bbl)	180,000	182,000	736,000	736,000	1,834,000
	Price per Bbl	$(3.40)	$(3.40)	$(3.72)	$(3.72)	$(3.66)

(a)	The index prices for the oil price swaps are based on the NYMEX – WTI monthly average futures price.
(b)	The basis differential price is between Midland – WTI and Cushing – WTI.

Results of Operations

The following table sets forth summary information concerning our production and operating data for the three and six months ended June 30, 2014 and 2013. Because of normal production declines, increased or decreased drilling activities, fluctuations in commodity prices and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as being indicative of future results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Production and operating data:
Net production volumes:
Oil (MBbl)	6,229	5,192	12,075	9,959
Natural gas (MMcf)	21,485	18,615	41,285	36,413
Total (MBoe)	9,810	8,295	18,956	16,028

Average daily production volumes:
Oil (Bbl)	68,451	57,055	66,713	55,022
Natural gas (Mcf)	236,099	204,560	228,094	201,177
Total (Boe)	107,801	91,148	104,729	88,552

Average prices:
Oil, without derivatives (Bbl)	$93.24	$89.87	$92.81	$86.34
Oil, with derivatives (Bbl) (a)	$89.29	$90.13	$89.96	$87.07
Natural gas, without derivatives (Mcf)	$5.77	$5.17	$5.94	$4.81
Natural gas, with derivatives (Mcf) (a)	$5.70	$5.18	$5.78	$4.82
Total, without derivatives (Boe)	$71.84	$67.85	$72.04	$64.57
Total, with derivatives (Boe) (a)	$69.18	$68.04	$69.89	$65.04

Operating costs and expenses per Boe:
Lease operating expenses and workover costs	$8.15	$7.25	$8.11	$7.48
Oil and natural gas taxes	$5.61	$5.68	$5.70	$5.50
Depreciation, depletion and amortization	$24.20	$22.75	$24.21	$22.29
General and administrative	$5.05	$4.94	$5.13	$5.26

(a)	Includes the effect of cash settlements received from (paid on) commodity derivatives not designated as hedges:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013

Cash receipts from (payments on) derivatives not designated as hedges:
Oil derivatives	$(24,569)	$1,320	$(34,338)	$7,336
Natural gas derivatives	(1,485)	255	(6,553)	255
Total cash receipts from (payments on) derivatives	$(26,054)	$1,575	$(40,891)	$7,591

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

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Oil and natural gas revenues.  Revenue from oil and natural gas operations was $704.7 million for the three months ended June 30, 2014, an increase of $141.9 million (25 percent) from $562.8 million for the three months ended June 30, 2013. This increase was primarily due to an increase in the realized oil and natural gas prices as well as increased production due to our successful drilling efforts during 2013 and 2014. Specific factors affecting oil and natural gas revenues include the following:

•         total oil production was 6,229 MBbl  for the three months ended June 30, 2014, an increase  of 1,037 MBbl  (20 percent) from 5,192 MBbl  for the three months ended June 30, 2013;

•         average realized oil price (excluding the effects of derivative activities) was $93.24 per Bbl during the three months ended June 30, 2014, an increase of 4 percent  from $89.87  per Bbl during the three months ended June 30, 2013. For the three months ended June 30, 2014 and 2013, we realized approximately 90.5 percent and 95.5 percent, respectively, of the average NYMEX oil prices for the respective periods. The basis differential between the location of Midland, Texas and Cushing, Oklahoma (NYMEX pricing location) for our oil has a direct effect on our realized oil price. For the three months ended June 30, 2014 and 2013, the basis differential between WTI-Midland and WTI-Cushing was a price reduction of $8.37 per barrel and $0.14 per barrel, respectively. The current market outlook for the basis differential between WTI-Midland and WTI-Cushing is approximately $8.75 per barrel during the third quarter of 2014 and declines to approximately $6.75 during the fourth quarter of 2014;

•         total natural gas production was 21,485 MMcf  for the three months ended June 30, 2014, an increase  of 2,870 MMcf  (15 percent) from 18,615 MMcf  for the three months ended June 30, 2013; and

•         average realized natural gas price (excluding the effects of derivative activities) was $5.77 per Mcf during the three months ended June 30, 2014, an increase of 12 percent  from $5.17 per Mcf during the three months ended June 30, 2013. For the three months ended June 30, 2014 and 2013, we realized approximately 126.0 percent and 128.6 percent, respectively, of the average NYMEX natural gas prices for the respective periods. Historically, approximately 50 to 65 percent of our total natural gas revenues were derived from the value of the natural gas liquids, with the remaining portion coming from the value of the dry natural gas residue. Because of our liquids-rich natural gas stream and the related value of the natural gas liquids being included in our natural gas revenues historically, our realized natural gas price (excluding the effects of derivatives) has reflected a price greater than the related NYMEX natural gas price.

Production expenses.  The following table provides the components of our total oil and natural gas production costs for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014		2013
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

Lease operating expenses	$76,310	$7.78	$55,788	$6.73
Taxes:
Ad valorem	5,388	0.55	5,982	0.72
Production	49,636	5.06	41,174	4.96
Workover costs	3,610	0.37	4,275	0.52
Total oil and natural gas production expenses	$134,944	$13.76	$107,219	$12.93

Among the cost components of production expenses, we have some control over lease operating expenses and workover costs on properties we operate, but production and ad valorem taxes are related to commodity price changes.

Lease operating expenses were $76.3 million ($7.78 per Boe) for the three months ended June 30, 2014, which was an increase of $20.5 million (37 percent) from $55.8 million ($6.73 per Boe) for the three months ended June 30, 2013. The increase in lease operating expenses was primarily due to increased production associated with our wells successfully drilled and completed in 2013 and 2014. The increase in lease operating expenses per Boe was primarily due to expansion of our production in areas with underdeveloped infrastructure causing a broader use of rental equipment.

Ad valorem taxes per Boe vary by state. Changes in rates and valuation occur due to changes in relative production contributions by state.

Production taxes per unit of production were $5.06 per Boe during the three months ended June 30, 2014, an increase of 2 percent from $4.96 per Boe during the three months ended June 30, 2013. The increase was directly related to the increase in commodity prices. Over the same period, our per Boe prices (excluding the effects of derivatives) increased 6 percent.

Workover expenses were approximately $3.6 million and $4.3 million for the three months ended June 30, 2014 and 2013, respectively. The 2014 and 2013 expenses related primarily to routine workovers in the Texas Permian and New Mexico Shelf areas performed to increase or restore production.

Exploration and abandonments expense. The following table provides a breakdown of our exploration and abandonments expense for the three months ended June 30, 2014 and 2013:

	Three Months Ended
	June 30,
(in thousands)	2014	2013

Geological and geophysical	$10,143	$7,203
Exploratory dry hole costs	6,758	(2,006)
Leasehold abandonments	11,193	1,863
Other	194	1,338
Total exploration and abandonments	$28,288	$8,398

Our geological and geophysical expense primarily consists of the costs of acquiring and processing seismic data, geophysical data and core analysis, mostly related to multiple seismic projects in our Delaware Basin and Texas Permian areas associated with our increase in drilling and exploration activity in those areas.

Our exploratory dry hole costs during the three months ended June 30, 2014 were primarily related to (i) partial expensing of an unsuccessful deeper lateral zone in our Delaware Basin area and (ii) expensing an unsuccessful well drilled to test the outer limits of our Delaware Basin acreage.

For the three months ended June 30, 2014 and 2013, we recorded approximately $11.2 million and $1.9 million of leasehold abandonments, respectively.

Depreciation, depletion and amortization expense.  The following table provides components of our depreciation, depletion and amortization expense for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014		2013
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

Depletion of proved oil and natural gas properties	$232,741	$23.72	$184,791	$22.28
Depreciation of other property and equipment	4,338	0.44	3,573	0.43
Amortization of intangible assets - operating rights	366	0.04	366	0.04
Total depletion, depreciation and amortization	$237,445	$24.20	$188,730	$22.75

Oil price used to estimate proved oil reserves at period end	$96.75		$88.13
Natural gas price used to estimate proved natural gas reserves at period end	$4.10		$3.44

Depletion of proved oil and natural gas properties was $232.7 million ($23.72 per Boe) for the three months ended June 30, 2014, an increase of $47.9 million (26 percent) from $184.8 million ($22.28 per Boe) for the three months ended June 30, 2013. The increase in depletion expense was primarily due to increased production associated with new wells that were successfully drilled and completed in 2013 and 2014 and higher depletion rates per Boe. The increase in depletion expense per Boe was primarily due to (i) drilling deeper, higher cost wells in less proven areas and (ii) increasing production in our newer asset areas, such as the Delaware Basin, where we have a higher depletion rate than our legacy assets, such as the New Mexico Shelf.

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

General and administrative expenses.  The following table provides components of our general and administrative expenses for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014		2013
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

General and administrative expenses	$45,618	$4.65	$37,525	$4.52
Non-cash stock-based compensation	9,775	1.00	8,588	1.04
Less: Third-party operating fee reimbursements	(5,858)	(0.60)	(5,122)	(0.62)
Total general and administrative expenses	$49,535	$5.05	$40,991	$4.94

General and administrative expenses were approximately $49.5 million ($5.05 per Boe) for the three months ended June 30, 2014, an increase of $8.5 million (21 percent) from $41.0 million ($4.94 per Boe) for the three months ended June 30, 2013. The increase in general and administrative expenses and non-cash stock-based compensation was primarily due to an increase in the number of employees and related personnel expenses in order to handle our increased activities directly related to our increased drilling and exploration activities.  The increase in total general and administrative expenses per Boe was primarily due to an increase in the number of employees and related personnel expenses in order to handle our increased activities, offset in part by increased production from our wells successfully drilled and completed in 2013 and 2014.

As the operator of certain oil and natural gas properties in which we own an interest, we earn overhead reimbursements during the drilling and production phases of the property. We earned reimbursements of $5.9 million and $5.1 million during the three months ended June 30, 2014 and 2013, respectively. This reimbursement is reflected as a reduction of general and administrative expenses in the consolidated statements of operations. The increase in third-party operating fee reimbursements was primarily due to increased reimbursements attributable to more wells operated as a result of continued drilling activity period over period.

Gain (loss) on derivatives not designated as hedges.  The following table sets forth the gain (loss) on derivatives not designated as hedges for the three months ended June 30, 2014 and 2013:

	Three Months Ended
	June 30,
(in thousands)	2014	2013

Gain (loss) on derivatives not designated as hedges:
Oil derivatives	$(163,655)	$55,368
Natural gas derivatives	(1,052)	14,956
Total gain (loss) on derivatives not designated as hedges	$(164,707)	$70,324

The following table represents our cash receipts from (payments on) derivatives for the three months ended June 30, 2014 and 2013:

	Three Months Ended
	June 30,
(in thousands)	2014	2013

Cash receipts from (payments on) derivatives not designated as hedges:
Oil derivatives	$(24,569)	$1,320
Natural gas derivatives	(1,485)	255
Total cash receipts from (payments on) derivatives not designated as hedges	$(26,054)	$1,575

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

Interest expense.  The following table sets forth interest expense, weighted average interest rates and weighted average debt balances for the three months ended June 30, 2014 and 2013:

	Three Months Ended
	June 30,
(dollars in thousands)	2014	2013

Interest expense	$55,388	$54,079

Weighted average interest rate - credit facility	2.4%	2.3%
Weighted average interest rate - senior notes	5.9%	6.2%
Total weighted average interest rate	5.7%	5.8%

Weighted average credit facility balance	$247,552	$415,567
Weighted average senior notes balance	3,350,000	2,968,889
Total weighted average debt balance	$3,597,552	$3,384,456

The increase in weighted average debt balance for the three months ended June 30, 2014 as compared to the corresponding period in 2013 was due to capital expenditures in excess of our cash flows, primarily related to our drilling program. The increase in interest expense was due to an overall increase in the weighted average debt balance, offset in part by a lower weighted average interest rate due to our recent senior note issuances having lower interest rates than historical issuances.

Loss on extinguishment of debt.  We recorded a loss on extinguishment of debt of $4.3 million and $28.6 million for the three months ended June 30, 2014 and 2013, respectively. The 2014 amount represents the proportional amount of unamortized deferred loan costs associated with banks with lesser commitments in the amended credit facility syndicate. The 2013 amount includes approximately $20.4 million associated with the premium paid for the tender and redemption of the 8.625% Notes, approximately $5.5 million of unamortized deferred loan costs associated with the 8.625% Notes and approximately $2.7 million of unamortized discount on the 8.625% Notes.

Income tax provisions.  We recorded an income tax expense of $7.1 million and $53.4 million for the three months ended June 30, 2014 and 2013, respectively. The effective income tax rates for the three months ended June 30, 2014 and 2013 were  37.5 percent and  38.5 percent, respectively. During the fourth quarter of 2013, we revised our estimated blended effective state rate to consider (a) New Mexico legislation passed that phases in a tax rate reduction from 7.6 percent to 5.9 percent in 2018 and (b) the apportionment factor for states in which we operate.

Loss from discontinued operations, net of tax.  In December 2012, we closed the sale of certain of our non-core assets for cash consideration of approximately $503.1 million. As a result of post-closing adjustments during the three months ended June 30, 2013, we made a negative adjustment to gain (loss) on disposition of assets of approximately $0.8 million. We recognized a loss from discontinued operations of $0.5 million for the three months ended June 30, 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Oil and natural gas revenues.  Revenue from oil and natural gas operations was $1,365.7 million for the six months ended June 30, 2014, an increase of $330.8 million (32 percent) from $1,034.9 million for the six months ended June 30, 2013. This increase was primarily due to an increase in the realized oil and natural gas prices as well as increased production due to our successful drilling efforts during 2013 and 2014. Specific factors affecting oil and natural gas revenues include the following:

•         total oil production was 12,075 MBbl  for the six months ended June 30, 2014, an increase  of 2,116 MBbl  (21 percent) from 9,959 MBbl  for the six months ended June 30, 2013;

•         average realized oil price (excluding the effects of derivative activities) was $92.81 per Bbl during the six months ended June 30, 2014, an increase of 7 percent  from $86.34  per Bbl during the six months ended June 30, 2013. For the six months ended June 30, 2014 and 2013, we realized approximately 92.0 percent and 91.6 percent, respectively, of the average NYMEX oil prices for the respective periods. The basis differential between the location of Midland, Texas and Cushing, Oklahoma (NYMEX pricing location) for our oil has a direct effect on our realized oil price. For the six months ended June 30, 2014 and 2013, the basis differential between WTI-Midland and WTI-Cushing was a price reduction of $5.94 per barrel and $3.97 per barrel. The current market outlook for the basis differential between WTI-Midland and WTI-Cushing is approximately $8.75 per barrel during the third quarter of 2014 and declines to approximately $6.75 during the fourth quarter of 2014;

•         total natural gas production was 41,285 MMcf  for the six months ended June 30, 2014, an increase  of 4,872 MMcf  (13 percent) from 36,413 MMcf  for the six months ended June 30, 2013; and

•         average realized natural gas price (excluding the effects of derivative activities) was $5.94 per Mcf during the six months ended June 30, 2014, an increase of 23 percent  from $4.81 per Mcf during the six months ended June 30, 2013. For the six months ended June 30, 2014 and 2013, we realized approximately 127.7 percent and 128.3 percent, respectively, of the average NYMEX natural gas prices for the respective periods. Historically, approximately 50 to 65 percent of our total natural gas revenues were derived from the value of the natural gas liquids, with the remaining portion coming from the value of the dry natural gas residue. Because of our liquids-rich natural gas stream and the related value of the natural gas liquids being included in our natural gas revenues historically, our realized natural gas price (excluding the effects of derivatives) has reflected a price greater than the related NYMEX natural gas price.

Production expenses.  The following table provides the components of our total oil and natural gas production costs for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014		2013
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

Lease operating expenses	$146,503	$7.73	$109,961	$6.86
Taxes:
Ad valorem	11,079	0.58	11,757	0.73
Production	97,058	5.12	76,403	4.77
Workover costs	7,228	0.38	9,943	0.62
Total oil and natural gas production expenses	$261,868	$13.81	$208,064	$12.98

Among the cost components of production expenses, we have some control over lease operating expenses and workover costs on properties we operate, but production and ad valorem taxes are related to commodity price changes.

Lease operating expenses were $146.5 million ($7.73 per Boe) for the six months ended June 30, 2014, which was an increase of $36.5 million (33 percent) from $110.0 million ($6.86 per Boe) for the six months ended June 30, 2013. The increase in lease operating expenses was primarily due to increased production associated with our wells successfully drilled and completed in 2013  and 2014. The increase in lease operating expenses per Boe was primarily due to expansion of our production in areas with underdeveloped infrastructure causing a broader use of rental equipment.

Ad valorem taxes per Boe vary by state. Changes in rates and valuation occur due to changes in relative production contributions by state.

Production taxes per unit of production were $5.12 per Boe during the six months ended June 30, 2014, an increase of 7 percent from $4.77 per Boe during the six months ended June 30, 2013. The increase was directly related to the increase in commodity prices. Over the same period, our per Boe prices (excluding the effects of derivatives) increased 12 percent.

Workover expenses were approximately $7.2 million and $9.9 million for the six months ended June 30, 2014 and 2013, respectively. The 2014 and 2013 expenses related primarily to routine workovers in the Texas Permian and New Mexico Shelf areas.

Exploration and abandonments expense. The following table provides a breakdown of our exploration and abandonments expense for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
(in thousands)	2014	2013

Geological and geophysical	$11,759	$20,443
Exploratory dry hole costs	26,530	(1,915)
Leasehold abandonments	15,138	6,250
Other	236	2,027
Total exploration and abandonments	$53,663	$26,805

Our geological and geophysical expense primarily consists of the costs of acquiring and processing seismic data, geophysical data and core analysis, mostly related to our Delaware Basin and Texas Permian areas. During the six months ended June 30, 2013, we had multiple seismic projects ongoing, which were completed during the second half of 2013. These projects were related to our increase in drilling and exploration activity in the Delaware Basin and Texas Permian areas.

Our exploratory dry hole costs during the six months ended June 30, 2014 were primarily related to (i) partial expensing of unsuccessful deeper lateral zones in our Delaware Basin area, (ii) expensing three unsuccessful wells drilled to test the outer limits of our Delaware Basin acreage and (iii) an unsuccessful horizontal lateral in the New Mexico Shelf area.

For the six months ended June 30, 2014 and 2013, we recorded approximately $15.1 million and $6.3 million of leasehold abandonments, respectively.

Depreciation, depletion and amortization expense.  The following table provides components of our depreciation, depletion and amortization expense for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014		2013
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

Depletion of proved oil and natural gas properties	$449,548	$23.72	$349,092	$21.78
Depreciation of other property and equipment	8,558	0.45	7,327	0.46
Amortization of intangible asset - operating rights	731	0.04	731	0.05
Total depletion, depreciation and amortization	$458,837	$24.21	$357,150	$22.29

Oil price used to estimate proved oil reserves at period end	$96.75		$88.13
Natural gas price used to estimate proved natural gas reserves at period end	$4.10		$3.44

Depletion of proved oil and natural gas properties was $449.5 million ($23.72 per Boe) for the six months ended June 30, 2014, an increase of $100.4 million (29 percent) from $349.1 million ($21.78 per Boe) for the six months ended June 30, 2013. The increase in depletion expense was primarily due to increased production associated with new wells that were successfully drilled and completed in 2013 and 2014 and higher depletion rates per Boe. The increase in depletion expense per Boe was primarily due to (i) drilling deeper, higher cost wells in less proven areas and (ii) increasing production in our newer asset areas, such as the Delaware Basin, where we have a higher depletion rate than our legacy assets, such as the New Mexico Shelf.

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

General and administrative expenses.  The following table provides components of our general and administrative expenses for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014		2013
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

General and administrative expenses	$87,084	$4.59	$78,213	$4.88
Non-cash stock-based compensation	21,207	1.12	15,355	0.96
Less: Third-party operating fee reimbursements	(11,006)	(0.58)	(9,284)	(0.58)
Total general and administrative expenses	$97,285	$5.13	$84,284	$5.26

General and administrative expenses were approximately $97.3 million ($5.13 per Boe) for the six months ended June 30, 2014, an increase of $13.0 million (15 percent) from $84.3 million ($5.26 per Boe) for the six months ended June 30, 2013.

The increase in cash general and administrative expenses of approximately $8.9 million was primarily due to an increase in the number of employees and related personnel expenses of $14.8 million in order to handle our increased activities directly related to our increased drilling and exploration activities, reduced in part by an upward adjustment to our bonus accrual for services related to 2012 of approximately $5.9 million ($0.37 per Boe) included in 2013.

The increase in non-cash stock-based compensation of approximately $5.9 million was primarily due to (a) an increase in the number of employees in order to handle our increased activities directly related to our increased drilling and exploration activities, and (b) a $2.3 million ($0.14 per Boe) net benefit to stock-based compensation related to forfeitures and modifications of stock-based awards associated with two officer resignations included in 2013.

The decrease in total general and administrative expenses per Boe was primarily due to (a) increased production from our wells successfully drilled and completed in 2013 and 2014, (b) a $0.37 per Boe upward adjustment to our bonus accrual for services related to 2012 included in 2013, noted above, offset in part by (i) a $0.14 net benefit to stock-based compensation related to forfeitures and modifications of stock-based awards associated with two officer resignations included in 2013, noted above, and (ii) an increase in the number of employees and related personnel expenses in order to handle our increased activities.

As the operator of certain oil and natural gas properties in which we own an interest, we earn overhead reimbursements during the drilling and production phases of the property. We earned reimbursements of $11.0 million and $9.3 million during the six months ended June 30, 2014 and 2013, respectively. This reimbursement is reflected as a reduction of general and administrative expenses in the consolidated statements of operations. The increase in third-party operating fee reimbursements was primarily due to increased reimbursements attributable to more wells operated as a result of continued drilling activity period over period.

Gain (loss) on derivatives not designated as hedges.  The following table sets forth the gain (loss) on derivatives not designated as hedges for the six months ended June 30, 2014 and 2013:

	Six Months Ended
	June 30,
(in thousands)	2014	2013

Gain (loss) on derivatives not designated as hedges:
Oil derivatives	$(187,875)	$(3,649)
Natural gas derivatives	(12,447)	14,956
Total gain (loss) on derivatives not designated as hedges	$(200,322)	$11,307

The following table represents our cash receipts from (payments on) derivatives for the six months ended June 30, 2014 and 2013:

	Six Months Ended
	June 30,
(in thousands)	2014	2013

Cash receipts from (payments on) derivatives not designated as hedges:
Oil derivatives	$(34,338)	$7,336
Natural gas derivatives	(6,553)	255
Total cash receipts from (payments on) derivatives not designated as hedges	$(40,891)	$7,591

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

Interest expense.  The following table sets forth interest expense, weighted average interest rates and weighted average debt balances for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
(dollars in thousands)	2014	2013

Interest expense	$111,523	$106,185

Weighted average interest rate - credit facility	2.3%	2.2%
Weighted average interest rate - senior notes	5.9%	6.3%
Total weighted average interest rate	5.7%	5.8%

Weighted average credit facility balance	265,827	410,549
Weighted average senior notes balance	3,350,000	2,884,444
Total weighted average debt balance	$3,615,827	$3,294,993

The increase in weighted average debt balance for the six months ended June 30, 2014 as compared to the corresponding period in 2013 was due to capital expenditures in excess of our cash flows, primarily related to our drilling program. The increase in interest expense was due to an overall increase in the weighted average debt balance, offset in part by a lower weighted average interest rate due to our recent senior note issuances having lower interest rates than historical issuances.

Loss on extinguishment of debt.  We recorded a loss on extinguishment of debt of $4.3 million and $28.6 million for the six months ended June 30, 2014 and 2013, respectively. The 2014 amount represents the proportional amount of unamortized deferred loan costs associated with banks with lesser commitments in the amended credit facility syndicate. The 2013 amount includes approximately $20.4 million associated with the premium paid for the tender and redemption of the 8.625% Notes, approximately $5.5 million of unamortized deferred loan costs associated with the 8.625% Notes and approximately $2.7 million of unamortized discount on the 8.625% Notes.

Income tax provisions.  We recorded an income tax expense of $62.4 million and $64.3 million for the six months ended June 30, 2014 and 2013, respectively. The effective income tax rates for the six months ended June 30, 2014 and 2013 were  37.7 percent and  38.5 percent, respectively. During the fourth quarter of 2013, we revised our estimated blended effective state rate to consider (a) New Mexico legislation passed that phases in a tax rate reduction from 7.6 percent to 5.9 percent in 2018 and (b) the apportionment factor for states in which we operate.

Income from discontinued operations, net of tax. In December 2012, we closed the sale of certain of our non-core assets for cash consideration of approximately $503.1 million. As a result of post-closing adjustments during the six months ended June 30, 2013, we made a positive adjustment to gain (loss) on disposition of assets of approximately $19.6 million. We recognized income from discontinued operations of $12.1 million for the six months ended June 30, 2013.

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

Oil and natural gas properties. Our costs incurred on oil and natural gas properties, excluding acquisitions and asset retirement obligations, during the six  months ended June 30, 2014 and 2013 totaled $1,069.3 million and $936.3 million, respectively. The primary reason for the differences in the costs incurred and cash flow expenditures is the timing of payments. The 2014 and 2013 expenditures were funded in part from borrowings under our credit facility.

Delaware Basin midstream agreements.  On May 9, 2014, we signed an agreement with an unrelated third party to own 50 percent of a new midstream joint venture. The joint venture was formed to build a crude oil pipeline to gather and transport production in the northern Delaware Basin. Our 50 percent share of the joint venture’s capital expenditures is estimated to be approximately $95.0 million. We expect the system to be operational in the second half of 2015.

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

2014 capital budget.  Our 2014 upstream capital budget is approximately $2.6 billion, excluding the costs of acquisitions other than customary leasehold purchases of acreage. Additionally, our midstream joint venture is expected to add approximately $55.0 million to the overall 2014 capital budget. The capital budget, based on our current expectations of commodity prices and cost, will exceed our cash flows from operations. We expect our cash flow from operations, proceeds from our equity offering and borrowings under our credit facility will be sufficient to fund our budgeted capital expenditure needs during 2014. However, our capital budget is largely discretionary, and if we experience sustained oil and natural gas prices significantly below the current levels or substantial increases in our costs, we may reduce our capital spending program to manage the level of capital outspend.

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

We have historically attempted to fund our non-acquisition expenditures with our cash on hand and cash flow as adjusted from time to time. During 2014, we plan to use our credit facility and proceeds from our equity offering to fund such expenditures in excess of our operating cash flows. The actual amount and timing of our expenditures may differ materially from our estimates as a result of, among other things, actual drilling results, the timing of expenditures by third parties on projects that we do not operate, the availability of drilling rigs and other services and equipment, regulatory, technological and competitive developments and market conditions. In addition, under certain circumstances, we would consider increasing or reallocating our capital spending plans.

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

Acquisitions. Our expenditures for acquisitions of proved and unproved properties during the three months ended June 30, 2014 and 2013 totaled approximately $13.5 million and $17.6 million, respectively, and approximately $58.7 million and $47.4 million during the six months ended June 30, 2014 and 2013, respectively. Expenditures for unproved acquisitions included in the totals above were approximately $36.1 million and $44.8 million for the six months ended June 30, 2014 and 2013, respectively. Leasehold acreage acquisitions, included in our capital budget, comprised $21.4 million and $44.7 million of our unproved acquisitions for the six months ended June 30, 2014 and 2013, respectively.

Contractual obligations.  Our contractual obligations include long-term debt, cash interest expense on debt, operating lease obligations, drilling commitments, employment agreements with executive officers, derivative liabilities, investment contributions related to ACC and other obligations. Since December 31, 2013, the material changes in our contractual obligations included a $251.3 million decrease in outstanding long-term debt, a $7.1 million increase in cash interest expense on debt and a $157.9 million increase in our net commodity derivative liability. We also plan to contribute an additional $85.0 million to ACC over the next 18 months. See Note H of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding our long-term debt and “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for information regarding the interest on our long-term debt and information on changes in the fair value of our open derivative obligations during the six months ended June 30, 2014.

Off-balance sheet arrangements.  Currently, we do not have any material off-balance sheet arrangements.

Capital resources.  Our primary sources of liquidity have historically been cash flows generated from operating activities (including the cash settlements received from (paid on) derivatives not designated as hedges presented in our investing activities), borrowings under our credit facility, proceeds from bond and equity offerings. Based on current commodity prices and capital costs, we believe our 2014  expected capital expenditures will exceed our 2014  cash flow, and we have funded, and expect to continue to fund, the shortfall with cash on hand and borrowings under our credit facility. We believe that we have adequate cash on hand and availability under our credit facility to fund any cash flow deficits, though we could reduce our capital spending program to remain substantially within our cash flow.

The following table summarizes our changes in cash and cash equivalents for the six months ended June 30, 2014 and 2013:

	Six Months Ended
	June 30,
(in thousands)	2014	2013

Net cash provided by operating activities	$854,728	$487,129
Net cash used in investing activities	(1,125,003)	(867,528)
Net cash provided by financing activities	635,742	377,566
Net increase (decrease) in cash and cash equivalents	$365,467	$(2,833)

Cash flow from operating activities. The increase in operating cash flows during the six  months ended June 30, 2014 as compared to the same period in 2013 was primarily due to (i) an increase in oil and natural gas revenues of approximately $330.8 million, (ii) approximately $87.1 million of positive variances in operating assets and liabilities; offset in part by (i) cash increases in related oil and natural gas production costs of approximately $53.8 million and (ii) a cash increase in general and administrative expense of approximately $7.1 million.

Our net cash provided by operating activities included reductions of $27.7 million and $114.8 million for the six  months ended June 30, 2014 and 2013, respectively, associated with changes in working capital items. Changes in working capital items adjust for the timing of receipts and payments of actual cash.

Cash flow used in investing activities. During the six months ended June 30, 2014 and 2013, we invested $1,054.0 million and $880.7 million, respectively, for capital expenditures on oil and natural gas properties. Also, cash flows used in investing activities increased during the six months ended June 30, 2014 as compared to 2013 related to (i) settlements paid on derivatives not designated as hedges of approximately $40.9 million during six months ended June 30, 2014 and receipts of approximately $7.6 million during the six months ended June 30, 2013 and (ii) contributions to our equity method investment of approximately $10.1 million during the six months ended June 30, 2014. These expenditures were partially funded from borrowings under our credit facility.

Cash flow from financing activities. Net cash provided by financing activities was approximately $635.7 million and $377.6 million for the six  months ended June 30, 2014 and 2013, respectively. The 2014 funds were primarily a result of our secondary public equity offering.

In May 2014, we issued in a secondary public offering 7.475 million shares of our common stock at $129.00 per share, and we received net proceeds of approximately $932.5 million. We used a portion of the net proceeds from this offering to repay all outstanding borrowings under our credit facility and plan to use the remainder for general corporate purposes, including funding our three-year accelerated growth plan and capital commitments associated with the midstream joint venture.

At June 30, 2014, our availability to borrow additional funds was $2.5  billion based on bank commitments of $2.5 billion.

On May 9, 2014, we amended and restated our credit facility, increasing our borrowing base from $3.0 billion to $3.25 billion, but maintaining the aggregate lender commitments at $2.5 billion. The maturity date of the amended and restated credit facility is May 9, 2019.

Advances on our amended and restated credit facility bear interest, at our option, based on (i) the prime rate of JPMorgan Chase Bank (“JPM Prime Rate”) or (ii) a Eurodollar rate (substantially equal to the London Interbank Offered Rate). The amended and restated credit facility’s interest rates of Eurodollar rate advances and JPM Prime Rate advances varied, with interest margins ranging from 125 to 225 basis points and 25 to 125 basis points, respectively, per annum depending on the utilization of the borrowing base. We pay commitment fees on the unused portion of the available commitment ranging from 30.0 to 37.5 basis points per annum, depending on utilization of the borrowing base. Subject to certain restrictions, with respect to our public debt ratings, the collateral securing the facility may be released.

In conducting our business, we may utilize various financing sources, including the issuance of (i) fixed and floating rate debt, (ii) convertible securities, (iii) preferred stock, (iv) common stock and (v) other securities. Over the last three years, we have demonstrated our use of the capital markets by issuing common stock and senior unsecured debt. There are no assurances that we can access the capital markets to obtain additional funding, if needed, and at what cost and terms. We may also sell assets and issue securities in exchange for oil and natural gas assets or interests in oil and natural gas companies.  Additional securities may be of a class senior to common stock with respect to such matters as dividends and liquidation rights and may also have other rights and preferences as determined from time to time by our board of directors. Utilization of some of these financing sources may require approval from the lenders under our credit facility.

Liquidity. Our principal sources of short-term liquidity are cash on hand and available borrowing capacity under our credit facility.  At June 30, 2014, we had $365.5 million of cash on hand.

At June 30, 2014, the commitments under our credit facility were $2.5 billion, which provided us with $2.5 billion of available  borrowing capacity. Upon a redetermination, our $3.25 billion borrowing base could be substantially reduced. There is no assurance that our borrowing base will not be reduced, which could affect our liquidity.

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

Book capitalization and current ratio.    Our book capitalization at June 30, 2014 was $8.2 billion, consisting of debt of $3.4 billion and stockholders’ equity of $4.8 billion. Our debt to book capitalization was 41 percent and 49  percent at June 30, 2014 and December 31, 2013, respectively. Our ratio of current assets to current liabilities was 1.07 to 1.0 at June 30, 2014 as compared to 0.69 to 1.0 at December 31, 2013.

Inflation and changes in prices.  Our revenues, the value of our assets, and our ability to obtain bank financing or additional capital on attractive terms have been and will continue to be affected by changes in commodity prices and the costs to produce our reserves. Commodity prices are subject to significant fluctuations that are beyond our ability to control or predict. During the six months ended June 30, 2014, we received an average of $92.81 per barrel of oil and $5.94 per Mcf of natural gas before consideration of commodity derivative contracts compared to $86.34 per barrel of oil and $4.81 per Mcf of natural gas in the six months ended June 30, 2013. Although certain of our costs are affected by general inflation, inflation does not normally have a significant effect on our business.

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

There have been no material changes in our critical accounting policies and procedures during the six  months ended June 30, 2014. See our disclosure of critical accounting policies in “Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the United States Securities and Exchange Commission (the “SEC”) on February 20, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

We are exposed to a variety of market risks including credit risk, commodity price risk and interest rate risk. We address these risks through a program of risk management which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we are a party at June 30, 2014, and from which we may incur future gains or losses from changes in market interest rates or commodity prices and losses from extension of credit.  We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

Commodity price risk.  We are exposed to market risk as the prices of our commodities are subject to fluctuations resulting from changes in supply and demand. To reduce our exposure to changes in the prices of our commodities, we have entered into, and may in the future enter into, additional commodity price risk management arrangements for a portion of our oil and natural gas production. The agreements that we have entered into generally have the effect of providing us with a fixed price for a portion of our expected future oil and natural gas production over a fixed period of time. Our commodity price risk management activities could have the effect of reducing net income and the value of our securities. An average increase in the commodity price of $10.00 per barrel of oil and $1.00 per MMBtu of natural gas from the commodity prices at June 30, 2014 would have resulted in an increase in our net liability of approximately $347.8 million.

At June 30, 2014, we had (i) oil price swaps that settle on a monthly basis covering future oil production from July 1, 2014 through June 30, 2017 and (ii) oil basis swaps covering our Midland to Cushing basis differential from July 1, 2014 to December 31, 2015. See Note G of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information on our commodity derivative instruments. The average NYMEX oil price for the six  months ended June 30, 2014 was $100.85 per Bbl. At August 4, 2014, the NYMEX oil price was $98.29 per Bbl.

At June 30, 2014, we had (i) natural gas price swaps that settle on a monthly basis covering future natural gas production from July 1, 2014  to December 31, 2015, (ii) natural gas collars covering future natural gas production from July 1, 2014 to December 31, 2014 and (iii) natural gas basis swaps covering our basis differential between the El Paso Permian delivery point and the NYMEX-Henry Hub delivery point from July 1, 2014 to December 31, 2014. See Note G of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information on our commodity derivative instruments. The average NYMEX natural gas price for the six months ended June 30, 2014 was $4.65 per MMBtu. At August 4, 2014, the NYMEX natural gas price was $3.83  per MMBtu.

A decrease in the average forward NYMEX oil prices below those at June 30, 2014, would decrease the fair value liability of our commodity derivative contracts from their recorded balance at June 30, 2014. Changes in the recorded fair value of the undesignated commodity derivative contracts are marked to market through earnings as gains or losses. The potential decrease in our fair value liability would be recorded in earnings as a gain. However, an increase in the average forward NYMEX oil and natural gas prices above those at June 30, 2014, would increase the fair value liability of our commodity derivative contracts from their recorded balance at June 30, 2014. The potential increase in our fair value liability would be recorded in earnings as a loss. We are currently unable to estimate the effects on the earnings of future periods resulting from changes in the market value of our commodity derivative contracts.

The fair value of our derivative instruments is determined based on our valuation models. We did not change our valuation method during the six months ended June 30, 2014 for derivative instruments to which we were a party. See Note G of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding our derivative instruments.  The following table reconciles the changes that occurred in the fair values of our derivative instruments during the six months ended June 30, 2014:

Commodity Derivative
Instruments
(in thousands)	Net Assets (Liabilities) (a)

Fair value of contracts outstanding at December 31, 2013	$(66,233)
Changes in fair values (b)	(200,322)
Contract maturities	40,891
Fair value of contracts outstanding at June 30, 2014	$(225,664)

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

We had no indebtedness outstanding under our credit facility at June 30, 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at June 30, 2014 at the reasonable assurance level.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, under the headings “Item 1. Business – Competition,” “— Marketing Arrangements” and “— Applicable Laws and Regulations,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A. Quantitative and Qualitative Disclosure About Market Risk,” which risks could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2013.  The risks described in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total number of shares withheld (a)	Average price per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plan

April 1, 2014 - April 30, 2014	801	$129.19	-
May 1, 2014 - May 31, 2014	1,041	$133.48	-
June 1, 2014 - June 30, 2014	4,669	$139.46	-

(a)		Represents shares that were withheld by us to satisfy tax withholding obligations of certain of our officers and key employees that arose upon the lapse of restrictions on restricted stock.

Item 6.  Exhibits

Exhibit Number	Exhibit

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on August 8, 2007, and incorporated herein by reference).

3.2

Second Amended and Restated Bylaws of Concho Resources Inc., as amended November 7, 2012 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on November 8, 2012, and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K on February 22, 2013, and incorporated herein by reference).

10.1

Second Amended and Restated Credit Agreement, dated as of May 9, 2014, among Concho Resources Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on May 12, 2014, and incorporated herein by reference).

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

CONCHO RESOURCES INC.

Date:	August 7, 2014	By	/s/ Timothy A. Leach

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

10.1

Second Amended and Restated Credit Agreement, dated as of May 9, 2014, among Concho Resources Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on May 12, 2014, and incorporated herein by reference).

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