Form 10-Q
period 2014-09-30
CONCHO RESOURCES INC
filed 2014-11-06
CIK 1358071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer o

Non-accelerated filer o (Do not check if a smaller reporting company)	Smaller reporting company o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o No ☑

Number of shares of the registrant’s common stock outstanding at November 4, 2014: 113,010,076 shares

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements and information contained in or incorporated by reference into this Quarterly Report on Form 10-Q (this “Quarterly Report”) that express a belief, expectation, or intention, or that are not statements of historical fact, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements include statements, projections and estimates concerning our operations, performance, business strategy, oil and natural gas reserves, drilling program, capital expenditures, liquidity and capital resources, the timing and success of specific projects, outcomes and effects of litigation, claims and disputes, derivative activities and potential financing. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. Forward-looking statements are not guarantees of performance. We have based these forward-looking statements on our current expectations and assumptions about future events and their potential effect on us. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Actual results may differ materially from those implied or expressed by any forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report, or if earlier, as of the date they were made. We disclaim any obligation to update or revise these statements unless required by law, and we caution you not to rely on them unduly. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties relating to, among other matters, the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, as well as those factors summarized below:

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

•         shortages of oilfield equipment, supplies, water, services and qualified personnel and increased costs for such equipment, supplies, services and personnel;

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

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

iii

Concho Resources Inc.
Consolidated Balance Sheets
Unaudited

	September 30,	December 31,
(in thousands, except share and per share amounts)	2014	2013
Assets
Current assets:
Cash and cash equivalents	$98,864	$21
Accounts receivable, net of allowance for doubtful accounts:
Oil and natural gas	256,214	223,790
Joint operations and other	338,362	247,945
Derivative instruments	41,859	590
Deferred income taxes	-	30,069
Prepaid costs and other	35,742	18,460
Total current assets	771,041	520,875
Property and equipment:
Oil and natural gas properties, successful efforts method	13,048,470	11,215,373
Accumulated depletion and depreciation	(3,100,046)	(2,384,108)
Total oil and natural gas properties, net	9,948,424	8,831,265
Other property and equipment, net	117,244	114,783
Total property and equipment, net	10,065,668	8,946,048
Deferred loan costs, net	70,886	73,048
Intangible asset - operating rights, net	27,519	28,615
Inventory	15,829	19,682
Noncurrent derivative instruments	45,016	966
Other assets	42,136	1,930
Total assets	$11,038,095	$9,591,164
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable - trade	$33,499	$13,936
Bank overdrafts	-	36,718
Revenue payable	190,793	177,617
Accrued and prepaid drilling costs	493,280	318,296
Derivative instruments	1,027	53,701
Deferred income taxes	2,504	-
Other current liabilities	170,239	156,600
Total current liabilities	891,342	756,868
Long-term debt	3,378,483	3,630,421
Deferred income taxes	1,521,582	1,334,653
Noncurrent derivative instruments	-	14,088
Asset retirement obligations and other long-term liabilities	102,910	97,185
Commitments and contingencies (Note I)
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 authorized; 113,271,013 and
105,222,765 shares issued at September 30, 2014 and December 31, 2013, respectively	113	105
Additional paid-in capital	3,010,524	2,027,162
Retained earnings	2,149,845	1,741,566
Treasury stock, at cost; 175,378 and 127,305 shares at September 30, 2014 and
December 31, 2013, respectively	(16,704)	(10,884)
Total stockholders’ equity	5,143,778	3,757,949
Total liabilities and stockholders’ equity	$11,038,095	$9,591,164

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.
Consolidated Statements of Operations
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2014	2013	2014	2013

Operating revenues:
Oil sales	$575,611	$553,068	$1,696,240	$1,412,887
Natural gas sales	124,652	99,852	369,684	274,946
Total operating revenues	700,263	652,920	2,065,924	1,687,833
Operating costs and expenses:
Oil and natural gas production	140,725	120,231	402,593	328,295
Exploration and abandonments	16,982	10,992	70,645	37,797
Depreciation, depletion and amortization	256,765	200,625	715,602	557,775
Accretion of discount on asset retirement obligations	1,769	1,574	5,162	4,410
Impairments of long-lived assets	15,476	-	15,476	65,375
General and administrative (including non-cash stock-based compensation of
$13,465 and $9,923 for the three months ended September 30, 2014 and
2013 respectively, and $34,672 and $25,278 for the nine months ended
September 30, 2014 and 2013, respectively)	52,763	40,836	150,048	125,120
(Gain) loss on derivatives not designated as hedges	(326,229)	168,610	(125,907)	157,303
Total operating costs and expenses	158,251	542,868	1,233,619	1,276,075
Income from operations	542,012	110,052	832,305	411,758
Other income (expense):
Interest expense	(52,601)	(55,995)	(164,124)	(162,180)
Loss on extinguishment of debt	-	-	(4,316)	(28,616)
Other, net	2,155	(1,941)	(6,833)	(1,806)
Total other expense	(50,446)	(57,936)	(175,273)	(192,602)
Income from continuing operations before income taxes	491,566	52,116	657,032	219,156
Income tax expense	(186,363)	(21,695)	(248,753)	(86,023)
Income from continuing operations	305,203	30,421	408,279	133,133
Income from discontinued operations, net of tax	-	-	-	12,081
Net income	$305,203	$30,421	$408,279	$145,214
Basic earnings per share:
Income from continuing operations	$2.70	$0.29	$3.74	$1.27
Income from discontinued operations, net of tax	-	-	-	0.12
Net income	$2.70	$0.29	$3.74	$1.39
Diluted earnings per share:
Income from continuing operations	$2.69	$0.29	$3.73	$1.27
Income from discontinued operations, net of tax	-	-	-	0.11
Net income	$2.69	$0.29	$3.73	$1.38

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.
Consolidated Statement of Stockholders’ Equity
Unaudited

			Additional				Total
	Common Stock Issued		Paid-in	Retained	Treasury Stock		Stockholders’
(in thousands)	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
BALANCE AT DECEMBER 31, 2013	105,223	$105	$2,027,162	$1,741,566	127	$(10,884)	$3,757,949
Net income	-	-	-	408,279	-	-	408,279
Issuance of common stock	7,475	8	931,981	-	-	-	931,989
Stock options exercised	208	-	4,660	-	-	-	4,660
Grants of restricted stock	438	-	-	-	-	-	-
Cancellation of restricted stock	(73)	-	-	-	-	-	-
Stock-based compensation	-	-	34,672	-	-	-	34,672
Excess tax benefits related to stock-based
compensation	-	-	12,049	-	-	-	12,049
Purchase of treasury stock	-	-	-	-	48	(5,820)	(5,820)
BALANCE AT SEPTEMBER 30, 2014	113,271	$113	$3,010,524	$2,149,845	175	$(16,704)	$5,143,778

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.
Consolidated Statements of Cash Flows
Unaudited

	Nine Months Ended
	September 30,
(in thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$408,279	$145,214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	715,602	557,775
Accretion of discount on asset retirement obligations	5,162	4,410
Impairments of long-lived assets	15,476	65,375
Exploration and abandonments, including dry holes	56,626	13,159
Non-cash stock-based compensation expense	34,672	25,278
Deferred income taxes	219,502	75,808
Loss on disposition of assets, net	8,697	1,717
(Gain) loss on derivatives not designated as hedges	(125,907)	157,303
Discontinued operations	-	(12,250)
Other non-cash items	11,207	17,020
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(75,963)	(113,226)
Prepaid costs and other	(19,317)	(1,866)
Inventory	3,058	434
Accounts payable	18,500	4,407
Revenue payable	13,176	44,983
Other current liabilities	(234)	(40,897)
Net cash provided by operating activities	1,288,536	944,644
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures on oil and natural gas properties	(1,754,835)	(1,426,349)
Additions to property, equipment and other assets	(25,267)	(21,311)
Proceeds from the disposition of assets	1,122	15,212
Contribution to equity method investment	(30,050)	-
Funds held in escrow	-	(1,964)
Settlements paid on derivatives not designated as hedges	(26,174)	(37,684)
Net cash used in investing activities	(1,835,204)	(1,472,096)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	1,578,000	3,283,875
Payments of debt	(1,828,000)	(2,798,400)
Exercise of stock options	4,660	2,304
Excess tax benefit from stock-based compensation	12,049	9,244
Net proceeds from issuance of common stock	931,989	-
Payments for loan costs	(10,649)	(14,075)
Purchase of treasury stock	(5,820)	(3,523)
Bank overdrafts	(36,718)	45,169
Net cash provided by financing activities	645,511	524,594
Net increase (decrease) in cash and cash equivalents	98,843	(2,858)
Cash and cash equivalents at beginning of period	21	2,880
Cash and cash equivalents at end of period	$98,864	$22

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2014

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

Note B. Summary of significant accounting policies

Principles of consolidation.  The consolidated financial statements of the Company include the accounts of the Company and its 100 percent owned subsidiaries. The Company consolidates the financial statements of these entities. All material intercompany balances and transactions have been eliminated.

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

Deferred loan costs. Deferred loan costs are stated at cost, net of amortization, which is computed using the effective interest and straight-line methods. The Company had deferred loan costs of $70.9 million and $73.0 million, net of accumulated amortization of $57.2 million and $48.7 million, at September 30, 2014 and December 31, 2013, respectively.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2014

Unaudited

The following table reflects the future amortization expense of deferred loan costs at September 30, 2014:

(in thousands)

Remaining 2014	$2,443
2015	9,973
2016	10,311
2017	10,670
2018	11,052
2019	8,342
Thereafter	18,095
Total	$70,886

Intangible assets.  The Company has capitalized certain operating rights acquired in an acquisition. The gross operating rights, which have no residual value, are amortized over the estimated economic life of 25 years. Impairment will be assessed if indicators of potential impairment exist or when there is a material change in the remaining useful economic life. The following table reflects the gross and net intangible assets at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
(in thousands)	2014	2013

Gross intangible - operating rights	$36,557	$36,557
Accumulated amortization	(9,038)	(7,942)
Net intangible - operating rights	$27,519	$28,615

The following table reflects amortization expense for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013

Amortization expense	$365	$365	$1,096	$1,096

Equity method investment. The Company owns a 50 percent member interest in a midstream joint venture, Alpha Crude Connector, LLC (“ACC”), to construct a crude oil gathering and transportation system in the northern Delaware Basin. The Company accounts for its investment in ACC under the equity method of accounting for investments in unconsolidated affiliates. The Company’s net investment in ACC is $29.2 million at September 30, 2014 and is included in other assets in the Company’s consolidated balance sheet. The equity loss for the period since inception is approximately $0.9 million and is included in other expense in the Company’s consolidated statement of operations.

Revenue recognition. Oil and natural gas revenues are recorded at the time of physical transfer of such products to the purchaser, which for the Company is primarily at the wellhead. The Company follows the sales method of accounting for oil and natural gas sales, recognizing revenues based on the Company’s actual proceeds from the oil and natural gas sold to purchasers.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2014

Unaudited

General and administrative expense. The Company receives fees for the operation of jointly-owned oil and natural gas properties and records such reimbursements as reductions of general and administrative expense. Such fees totaled approximately $6.1 million and $4.2 million for the three months ended September 30, 2014 and 2013, respectively, and $17.1 million and $13.5 million for the nine months ended September 30, 2014 and 2013, respectively.

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

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2014

Unaudited

The following table reflects the Company’s net capitalized exploratory well activity during the nine months ended September 30, 2014:

Nine Months Ended
(in thousands)	September 30, 2014

Beginning capitalized exploratory well costs	$144,504
Additions to exploratory well costs pending the determination of proved reserves	279,618
Reclassifications due to determination of proved reserves	(99,533)
Exploratory well costs charged to expense	(30,227)
Ending capitalized exploratory well costs	$294,362

The following table provides an aging at September 30, 2014 and December 31, 2013 of capitalized exploratory well costs based on the date drilling was completed:

	September 30,	December 31,
(dollars in thousands)	2014	2013

Capitalized exploratory well costs that have been capitalized for a period of one year or less	$277,919	$122,753
Capitalized exploratory well costs that have been capitalized for a period greater than one year	16,443	21,751
Total capitalized exploratory well costs	$294,362	$144,504
Number of projects with exploratory well costs that have been capitalized for a period greater
than one year	10	10

Southern Delaware Basin projects. At September 30, 2014, the Company had approximately $6.4 million of suspended well costs greater than one year recorded for one vertical well being evaluated in the Company’s Southern Delaware Basin project. The Company is assessing options to drill a horizontal lateral to continue evaluation of the target.

Projects operated by others. At September 30, 2014, the Company had approximately $6.3 million of suspended well costs greater than one year recorded for six wells that are operated by others and waiting on completion.

Other projects. At September 30, 2014, the Company had approximately $3.7 million of suspended well costs greater than one year recorded for three wells that have encountered technical difficulties that the Company plans to either recomplete or redrill.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2014

Unaudited

Note D. Asset retirement obligations

The Company's asset retirement obligations primarily relate to the future plugging and abandonment of wells and facilities. The following table summarizes the Company's asset retirement obligation activity during the nine months ended September 30, 2014:

Nine Months Ended
(in thousands)	September 30, 2014

Asset retirement obligations, beginning of period	$101,593
Liabilities incurred from new wells	3,122
Liabilities assumed in acquisitions	1,337
Accretion expense	5,162
Liabilities settled upon plugging and abandoning wells	(4,049)
Revision of estimates	4,753
Asset retirement obligations, end of period	$111,918

Note E.  Stock incentive plan

The Company’s 2006 Stock Incentive Plan, as amended and restated, provides for granting stock options, restricted stock awards and performance awards to directors, officers and employees of the Company.

A summary of the Company’s activity for the nine months ended September 30, 2014 is presented below:

	Restricted	Stock	Performance
	Stock	Options	Units
Outstanding at December 31, 2013	1,216,449	255,537	110,889
Awards granted (a)	438,380	-	139,425
Options exercised	-	(207,824)	-
Awards cancelled / forfeited	(72,956)	-	-
Lapse of restrictions	(273,745)	-	-
Outstanding at September 30, 2014	1,308,128	47,713	250,314

(a) Weighted average grant date fair value per share	$129.69	$-	$139.54

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2014

Unaudited

The following table reflects the future stock-based compensation expense to be recorded for all the stock-based compensation awards that were outstanding at September 30, 2014:

(in thousands)

Remaining 2014	$12,653
2015	40,470
2016	25,115
2017	6,934
2018	794
Thereafter	3
Total	$85,969

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

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2014

Unaudited

Financial Assets and Liabilities Measured at Fair Value

The following table presents the carrying amounts and fair values of the Company’s financial instruments at September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value

Assets:
Derivative instruments	$86,875	$86,875	$1,556	$1,556

Liabilities:
Derivative instruments	$1,027	$1,027	$67,789	$67,789
Credit facility	$-	$-	$250,000	$250,770
7.0% senior notes due 2021	$600,000	$640,500	$600,000	$660,000
6.5% senior notes due 2022	$600,000	$637,500	$600,000	$649,500
5.5% senior notes due 2022	$600,000	$618,000	$600,000	$619,500
5.5% senior notes due 2023	$1,578,483	$1,641,622	$1,580,421	$1,627,834

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

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2014

Unaudited

Derivative instruments. The fair value of the Company’s derivative instruments is estimated by management considering various factors, including closing exchange and over-the-counter quotations and the time value of the underlying commitments. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table summarizes (i) the valuation of each of the Company’s financial instruments by required fair value hierarchy levels and (ii) the gross fair value by the appropriate balance sheet classification, even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the Company’s consolidated balance sheets at September 30, 2014 and December 31, 2013. The Company nets the fair value of derivative instruments by counterparty in the Company’s consolidated balance sheets.

September 30, 2014
	Fair Value Measurements Using					Net
	Quoted Prices				Gross	Fair Value
	in Active	Significant			Amounts	Presented
	Markets for	Other	Significant		Offset in the	in the
	Identical	Observable	Unobservable		Consolidated	Consolidated
	Assets	Inputs	Inputs	Total	Balance	Balance
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Fair Value	Sheet	Sheet

Assets
Current:
Commodity derivatives	$-	$56,037	$-	$56,037	$(14,178)	$41,859
Noncurrent:
Commodity derivatives	-	47,200	-	47,200	(2,184)	45,016

Liabilities
Current:
Commodity derivatives	-	(15,205)	-	(15,205)	14,178	(1,027)
Noncurrent:
Commodity derivatives	-	(2,184)	-	(2,184)	2,184	-

Net derivative instruments	$-	$85,848	$-	$85,848	$-	$85,848

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2014

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

Concentrations of credit risk. As of September 30, 2014, the Company’s primary concentration of credit risks are the risk of collecting accounts receivable – trade and the risk of counterparties’ failure to perform under derivative obligations.

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

September 30, 2014

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

The Company calculates the estimated fair values using a discounted future cash flow model. Assumptions associated with the calculation of discounted future cash flows include commodity prices based on New York Mercantile Exchange (“NYMEX”)  futures price strips (Level 1), as well as Level 3 assumptions including (i) pricing adjustments for differentials, (ii) production costs, (iii) capital expenditures, (iv) production volumes and (v) estimated proved reserves.

As a result of management’s assessments, the Company recognized impairment charges to reduce the carrying values to their fair values. The following table reports the carrying amount, estimated fair value and impairment expense of long-lived assets for the indicated periods:

		Estimated
	Carrying	Fair Value	Impairment
(in thousands)	Amount	(Level 3)	Expense

September 2014	$26,790	$11,314	$15,476
June 2013	$84,140	$18,765	$65,375

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

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2014

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

The following table summarizes the gains (losses) reported in earnings related to the commodity derivative instruments for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013

Gain (loss) on derivatives not designated as hedges:
Oil derivatives	$316,559	$(169,049)	$128,684	$(172,698)
Natural gas derivatives	9,670	439	(2,777)	15,395
Total	$326,229	$(168,610)	$125,907	$(157,303)

The following table represents the Company's cash receipts from (payments on) derivatives for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013

Cash receipts from (payments on) derivatives not designated as hedges:
Oil derivatives	$14,271	$(49,864)	$(20,067)	$(42,528)
Natural gas derivatives	446	4,589	(6,107)	4,844
Total	$14,717	$(45,275)	$(26,174)	$(37,684)

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2014

Unaudited

Commodity derivative contracts at September 30, 2014. The following table sets forth the Company’s outstanding derivative contracts at September 30, 2014. When aggregating multiple contracts, the weighted average contract price is disclosed. All of the Company’s derivative contracts at September 30, 2014 are expected to settle by June 30, 2017.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Oil Swaps: (a)
2014:
Volume (Bbl)				4,633,000	4,633,000
Price per Bbl				$92.49	$92.49
2015:
Volume (Bbl)	4,240,000	3,919,000	3,654,000	3,449,000	15,262,000
Price per Bbl	$88.32	$87.50	$87.57	$87.42	$87.73
2016:
Volume (Bbl)	3,218,000	3,068,000	2,958,000	105,000	9,349,000
Price per Bbl	$90.43	$90.90	$90.46	$88.28	$90.57
2017:
Volume (Bbl)	84,000	84,000	-	-	168,000
Price per Bbl	$87.00	$87.00	$-	$-	$87.00
Oil Basis Swaps: (b)
2014:
Volume (Bbl)				3,956,000	3,956,000
Price per Bbl				$(1.07)	$(1.07)
2015:
Volume (Bbl)	1,620,000	1,638,000	1,932,000	1,932,000	7,122,000
Price per Bbl	$(3.30)	$(3.30)	$(3.50)	$(3.50)	$(3.41)
Natural Gas Swaps: (c)
2014:
Volume (MMBtu)				2,053,000	2,053,000
Price per MMBtu				$4.24	$4.24
2015:
Volume (MMBtu)	5,850,000	5,915,000	5,980,000	5,980,000	23,725,000
Price per MMBtu	$4.16	$4.16	$4.16	$4.16	$4.16
Natural Gas Collars: (d)
2014:
Volume (MMBtu)				5,520,000	5,520,000
Ceiling price per MMBtu				$4.40	$4.40
Floor price per MMBtu				$3.85	$3.85
Natural Gas Basis Swaps: (e)
2014:
Volume (MMBtu)				2,053,000	2,053,000
Price per MMBtu				$(0.11)	$(0.11)
2015:
Volume (MMBtu)	1,350,000	1,365,000	1,380,000	1,380,000	5,475,000
Price per MMBtu	$(0.13)	$(0.13)	$(0.13)	$(0.13)	$(0.13)

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

September 30, 2014

Unaudited

Derivative counterparties.  The Company uses credit and other financial criteria to evaluate the credit standing of, and to select, counterparties to its derivative instruments. Although the Company does not obtain collateral or otherwise secure the fair value of its derivative instruments, associated credit risk is mitigated by the Company’s credit risk policies and procedures.

Note H. Debt

The Company’s debt consisted of the following at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
(in thousands)	2014	2013

Credit facility	$-	$250,000
7.0% unsecured senior notes due 2021	600,000	600,000
6.5% unsecured senior notes due 2022	600,000	600,000
5.5% unsecured senior notes due 2022	600,000	600,000
5.5% unsecured senior notes due 2023	1,550,000	1,550,000
Unamortized original issue premium, net	28,483	30,421
Less: current portion	-	-
Total long-term debt	$3,378,483	$3,630,421

Credit facility. The Company’s credit facility, as amended and restated, has a maturity date of May 9, 2019. As of September 30, 2014, the Company’s borrowing base is $3.25 billion until the next scheduled borrowing base redetermination in May 2015, and commitments from the Company’s bank group total $2.5 billion.

Senior notes. Interest on the Company’s senior notes is paid in arrears semi-annually. The senior notes are fully and unconditionally guaranteed on a senior unsecured basis by all subsidiaries of the Company, subject to customary release provisions as described in Note O.

At September 30, 2014, the Company was in compliance with the covenants under all of its debt instruments.

Principal maturities of long-term debt.  Principal maturities of long-term debt outstanding at September 30, 2014 were as follows:

(in thousands)

Remaining 2014	$-
2015	-
2016	-
2017	-
2018	-
2019	-
Thereafter	3,350,000
Total	$3,350,000

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2014

Unaudited

Interest expense.  The following amounts have been incurred and charged to interest expense for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013

Cash payments for interest	$42,417	$43,868	$152,217	$145,980
Amortization of original issue discount (premium)	(654)	(620)	(1,936)	(619)
Amortization of deferred loan origination costs	2,423	3,311	8,495	9,844
Net changes in accruals	9,312	9,436	6,245	6,975
Interest costs incurred	53,498	55,995	165,021	162,180
Less: capitalized interest	(897)	-	(897)	-
Total interest expense	$52,601	$55,995	$164,124	$162,180

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

Severance tax, royalty and joint interest audits.  The Company is subject to routine severance, royalty and joint interest audits from regulatory bodies and non-operators and makes accruals as necessary for estimated exposure when deemed probable and estimable. Additionally, the Company is subject to various possible contingencies that arise primarily from interpretations affecting the oil and natural gas industry. Such contingencies include differing interpretations as to the prices at which oil and natural gas sales may be made, the prices at which royalty owners may be paid for production from their leases, allowable costs under joint interest arrangements and other matters. At September 30, 2014 and December 31, 2013, the Company had $12.9 million and $12.2 million accrued for estimated exposure, respectively. Although the Company believes that it has estimated its exposure with respect to the various laws and regulations, administrative rulings and interpretations thereof, adjustments could be required as new interpretations and regulations are issued.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2014

Unaudited

Contractual drilling commitments.  The Company periodically enters into contractual arrangements under which the Company is committed to expend funds to drill wells in the future, including agreements to secure drilling rig services, which require the Company to make future minimum payments to the rig operators. The Company records drilling commitments in the periods in which well capital is incurred or rig services are provided. The following table summarizes the Company’s future drilling commitments at September 30, 2014:

	Payments Due By Period

		Less than	1-3	3-5	More than
(in thousands)	Total	1 year	years	years	5 years

Contractual drilling commitments	$32,126	$29,478	$2,648	$-	$-

Operating leases. The Company leases vehicles, equipment and office facilities under non-cancellable operating leases. Lease payments associated with these operating leases for the three months ended September 30, 2014 and 2013 were approximately $1.9 million and $1.5 million, respectively, and approximately $5.3 million and $4.2 million for the nine months ended September 30, 2014 and 2013, respectively.

Future minimum lease commitments under non-cancellable operating leases at September 30, 2014 were as follows:

(in thousands)

Remaining 2014	$1,828
2015	6,387
2016	4,969
2017	4,984
2018	4,279
2019	3,980
Thereafter	8,660
Total	$35,087

Note J. Income taxes

The effective income tax rates were 37.9 percent and 41.6 percent for the three months ended September 30, 2014 and 2013, respectively, and 37.9 percent and 39.3 percent for the nine months ended September 30, 2014 and 2013, respectively.

During the three months ended September 30, 2014 and 2013, the Company recorded expense of $0.7 million and $1.3 million, respectively, associated with revisions of estimates based on filing its 2013 and 2012 tax returns, respectively. During the three and nine months ended September 30, 2014 and the nine months ended September 30, 2013, the revisions did not result in a significant change to the Company’s effective rates. During the three months ended September 30, 2013, the revision increased the Company’s effective rate by 2.4 percent from 39.2 percent.

During the fourth quarter of 2013, the Company revised its estimated blended effective state tax rate to consider (a) New Mexico legislation passed that phases in a tax rate reduction from 7.6 percent to 5.9 percent in 2018 and (b) the apportionment factor for states in which the Company operates. Total income tax expense for the three and nine months ended September 30, 2014 and 2013 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income due primarily to state taxes and the impact of permanent differences between book and taxable income.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2014

Unaudited

Note K. Related party transactions

The following table summarizes charges incurred with and payments made to related parties and reported in the Company’s consolidated statements of operations for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013

Royalties paid to a partnership in which a director has an ownership interest (a)	$4,955	$2,010	$11,010	$4,694

Royalties paid to a director and certain officers of the Company (b)	$48	$12	$205	$33

Amounts paid under consulting agreement with Steven L. Beal (c)	$-	$745	$-	$865

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

Note L. Discontinued operations

In December 2012, the Company closed the sale of certain of its non-core assets for cash consideration of approximately $503.1 million. As a result of post-closing adjustments during the nine months ended September 30, 2013, the Company made a positive adjustment to gain (loss) on disposition of assets of approximately $19.6 million, before income tax expense of approximately $7.5 million. The Company recognized income from discontinued operations, net of tax of $12.1 million for the nine months ended September 30, 2013.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2014

Unaudited

Note M. Net income per share

The Company uses the two-class method of calculating net income per share because certain of the Company’s unvested share-based awards qualify as participating securities.

The following tables reconcile the Company’s income from continuing operations, income from discontinued operations and income attributable to common stockholders to the basic and diluted earnings used to determine the Company’s income per share amounts for the three and nine months ended September 30, 2014 and 2013, respectively, under the two-class method:

	Three Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2014

	Continuing	Discontinued		Continuing	Discontinued
(in thousands, except per share amounts)	Operations	Operations	Total	Operations	Operations	Total

Income as reported	$305,203	$-	$305,203	$408,279	$-	$408,279
Participating basic earnings	(3,557)	-	(3,557)	(4,687)	-	(4,687)
Basic income attributable to common
stockholders	301,646	-	301,646	403,592	-	403,592
Reallocation of participating earnings	10	-	10	15	-	15
Diluted income attributable to common
stockholders	$301,656	$-	$301,656	$403,607	$-	$403,607

Income per common share:
Basic	$2.70	$-	$2.70	$3.74	$-	$3.74
Diluted	$2.69	$-	$2.69	$3.73	$-	$3.73

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2014

Unaudited

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

The following table is a reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013

Weighted average common shares outstanding:
Basic	111,680	103,801	107,816	103,709
Dilutive common stock options	75	157	102	173
Dilutive performance units	244	-	230	-
Diluted	111,999	103,958	108,148	103,882

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

September 30, 2014

Unaudited

The following table is a summary of the restricted stock and performance units, which were not included in the computation of diluted income per share, as inclusion of these items would be antidilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013

Number of antidilutive common shares:
Antidilutive restricted stock	18	2	119	7
Antidilutive performance units	-	111	-	111

Note N. Stockholders’ equity

Public common stock offering. In May 2014, the Company issued, including the over-allotment option, in a secondary public offering 7.475 million shares of its common stock at $129.00 per share and received net proceeds of approximately $932.0 million. The Company used a portion of the net proceeds from this offering to repay all outstanding borrowings under its credit facility.

Note O. Subsidiary guarantors

All of the Company’s 100 percent owned subsidiaries have fully and unconditionally guaranteed the Company’s senior notes. The indentures governing the Company’s senior notes provide that the guarantees of its subsidiary guarantors will be released in certain customary circumstances, including (i) in connection with any sale, exchange or other disposition, whether by merger, consolidation or otherwise, of the capital stock of that guarantor to a person that is not the Company or a restricted subsidiary of the Company, such that, after giving effect to such transaction, such guarantor would no longer constitute a subsidiary of the Company, (ii) in connection with any sale, exchange or other disposition (other than a lease) of all or substantially all of the assets of that guarantor to a person that is not the Company or a restricted subsidiary of the Company, (iii) upon the merger of a guarantor into the Company or any other guarantor or the liquidation or dissolution of a guarantor, (iv) if the Company designates any restricted subsidiary that is a guarantor to be an unrestricted subsidiary in accordance with the indenture, (v) upon legal defeasance or satisfaction and discharge of the indenture and (vi) upon written notice of such release or discharge by the Company to the trustee following the release or discharge of all guarantees by such guarantor of any indebtedness that resulted in the creation of such guarantee, except a discharge or release by or as a result of payment under such guarantee.

See Note H for a summary of the Company’s senior notes. In accordance with practices accepted by the United States Securities and Exchange Commission, the Company has prepared condensed consolidating financial statements in order to quantify the assets, results of operations and cash flows of such subsidiaries as subsidiary guarantors.

The following condensed consolidating balance sheets at September 30, 2014 and December 31, 2013, condensed consolidating statements of operations for the three and nine months ended September 30, 2014 and 2013 and condensed consolidating statements of cash flows for the nine months ended September 30, 2014 and 2013, present financial information for Concho Resources Inc. as the parent on a stand-alone basis (carrying any investments in subsidiaries under the equity method), financial information for the subsidiary guarantors on a stand-alone basis and the consolidation and elimination entries necessary to arrive at the information for the Company on a consolidated basis. All current and deferred income taxes are recorded on Concho Resources Inc., as the subsidiaries are flow-through entities for income tax purposes. The subsidiary guarantors are not restricted from making distributions to the Company.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2014

Unaudited

Condensed Consolidating Balance Sheet
September 30, 2014

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

ASSETS
Accounts receivable - related parties	$6,557,085	$1,208,417	$(7,765,502)	$-
Other current assets	50,885	720,156	-	771,041
Oil and natural gas properties, net	-	9,948,424	-	9,948,424
Property and equipment, net	-	117,244	-	117,244
Investment in subsidiaries	4,598,055	-	(4,598,055)	-
Other long-term assets	115,901	85,485	-	201,386
Total assets	$11,321,926	$12,079,726	$(12,363,557)	$11,038,095

LIABILITIES AND EQUITY
Accounts payable - related parties	$1,208,417	$6,557,085	$(7,765,502)	$-
Other current liabilities	69,666	821,676	-	891,342
Long-term debt	3,378,483	-	-	3,378,483
Other long-term liabilities	1,521,582	102,910	-	1,624,492
Equity	5,143,778	4,598,055	(4,598,055)	5,143,778
Total liabilities and equity	$11,321,926	$12,079,726	$(12,363,557)	$11,038,095

Condensed Consolidating Balance Sheet
December 31, 2013

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

ASSETS
Accounts receivable - related parties	$6,115,554	$1,261,844	$(7,377,398)	$-
Other current assets	39,108	481,767	-	520,875
Oil and natural gas properties, net	-	8,831,265	-	8,831,265
Property and equipment, net	-	114,783	-	114,783
Investment in subsidiaries	3,896,741	-	(3,896,741)	-
Other long-term assets	74,013	50,228	-	124,241
Total assets	$10,125,416	$10,739,887	$(11,274,139)	$9,591,164

LIABILITIES AND EQUITY
Accounts payable - related parties	$1,261,844	$6,115,554	$(7,377,398)	$-
Other current liabilities	126,461	630,407	-	756,868
Long-term debt	3,630,421	-	-	3,630,421
Other long-term liabilities	1,348,741	97,185	-	1,445,926
Equity	3,757,949	3,896,741	(3,896,741)	3,757,949
Total liabilities and equity	$10,125,416	$10,739,887	$(11,274,139)	$9,591,164

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2014

Unaudited

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2014

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Total operating revenues	$-	$700,263	$-	$700,263
Total operating costs and expenses	325,637	(483,888)	-	(158,251)
Income from operations	325,637	216,375	-	542,012
Interest expense	(52,601)	-	-	(52,601)
Other, net	218,530	2,155	(218,530)	2,155
Income before income taxes	491,566	218,530	(218,530)	491,566
Income tax expense	(186,363)	-	-	(186,363)
Net income	$305,203	$218,530	$(218,530)	$305,203

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2013

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Total operating revenues	$-	$652,920	$-	$652,920
Total operating costs and expenses	(169,935)	(372,933)	-	(542,868)
Income (loss) from operations	(169,935)	279,987	-	110,052
Interest expense	(55,995)	-	-	(55,995)
Other, net	278,046	(1,996)	(277,991)	(1,941)
Income before income taxes	52,116	277,991	(277,991)	52,116
Income tax expense	(21,695)	-	-	(21,695)
Net income	$30,421	$277,991	$(277,991)	$30,421

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2014

Unaudited

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2014

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Total operating revenues	$-	$2,065,924	$-	$2,065,924
Total operating costs and expenses	124,158	(1,357,777)	-	(1,233,619)
Income from operations	124,158	708,147	-	832,305
Interest expense	(164,124)	-	-	(164,124)
Loss on extinguishment of debt	(4,316)	-	-	(4,316)
Other, net	701,314	(6,833)	(701,314)	(6,833)
Income before income taxes	657,032	701,314	(701,314)	657,032
Income tax expense	(248,753)	-	-	(248,753)
Net income	$408,279	$701,314	$(701,314)	$408,279

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2013

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Total operating revenues	$-	$1,687,833	$-	$1,687,833
Total operating costs and expenses	(159,017)	(1,117,058)	-	(1,276,075)
Income (loss) from continuing operations	(159,017)	570,775	-	411,758
Interest expense	(162,180)	-	-	(162,180)
Loss on extinguishment of debt	(28,616)	-	-	(28,616)
Other, net	588,568	(1,863)	(588,511)	(1,806)
Income from continuing operations before income taxes	238,755	568,912	(588,511)	219,156
Income tax expense	(86,023)	-	-	(86,023)
Income from continuing operations	152,732	568,912	(588,511)	133,133
Income (loss) from discontinued operations, net of tax	(7,518)	19,599	-	12,081
Net income	$145,214	$588,511	$(588,511)	$145,214

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2014

Unaudited

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2014

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Net cash flows provided by (used in) operating activities	$(656,055)	$1,944,591	$-	$1,288,536
Net cash flows used in investing activities	(26,174)	(1,809,030)	-	(1,835,204)
Net cash flows provided by (used in) financing activities	682,229	(36,718)	-	645,511
Net increase in cash and cash equivalents	-	98,843	-	98,843
Cash and cash equivalents at beginning of period	-	21	-	21
Cash and cash equivalents at end of period	$-	$98,864	$-	$98,864

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2013

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Net cash flows provided by (used in) operating activities	$(441,741)	$1,386,385	$-	$944,644
Net cash flows used in investing activities	(37,684)	(1,434,412)	-	(1,472,096)
Net cash flows provided by financing activities	479,425	45,169	-	524,594
Net decrease in cash and cash equivalents	-	(2,858)	-	(2,858)
Cash and cash equivalents at beginning of period	-	2,880	-	2,880
Cash and cash equivalents at end of period	$-	$22	$-	$22

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2014

Unaudited

Note P. Subsequent events

New commodity derivative contracts.  After September 30, 2014, the Company entered into the following oil basis swaps to hedge additional amounts of the Company’s estimated future production:

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter	Total

Oil Basis Swaps: (a)
	2015:
	Volume (Bbl)	1,395,000	1,288,500	782,000	552,000	4,017,500
	Price per Bbl	$(4.25)	$(4.29)	$(4.34)	$(4.35)	$(4.29)

(a)	The basis differential price is between Midland – WTI and Cushing – WTI.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2014

Unaudited

Note Q. Supplementary information

Capitalized costs

	September 30,	December 31,
(in thousands)	2014	2013

Oil and natural gas properties:
Proved	$11,863,067	$10,182,953
Unproved	1,185,403	1,032,420
Less: accumulated depletion	(3,100,046)	(2,384,108)
Net capitalized costs for oil and natural gas properties	$9,948,424	$8,831,265

Costs incurred for oil and natural gas producing activities  (a)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013

Property acquisition costs:
Proved	$37,732	$-	$60,359	$2,376
Unproved	71,915	13,991	107,985	58,832
Exploration	469,290	229,082	1,136,211	779,026
Development	204,938	197,696	609,780	593,006
Total costs incurred for oil and natural gas properties	$783,875	$440,769	$1,914,335	$1,433,240

(a)	The costs incurred for oil and natural gas producing activities includes the following amounts of asset retirement obligations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013

Exploration costs	$730	$535	$1,850	$2,089
Development costs	4,721	1,801	6,025	9,163
Total asset retirement obligations	$5,451	$2,336	$7,875	$11,252

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

Overview

We are an independent oil and natural gas company engaged in the acquisition, development and exploration of producing oil and natural gas properties. Our core operations are primarily focused in the Permian Basin of Southeast New Mexico and West Texas. We refer to our three core operating areas as the (i) New Mexico Shelf, where we primarily target the Yeso formation both on a vertical and horizontal basis, (ii) Delaware Basin, where we primarily target the Bone Spring formation (which includes the Avalon Shale and the Bone Spring sands) and the Wolfcamp shale, all primarily on a horizontal basis, and (iii) Texas Permian, where we primarily target the Wolfberry, a term applied to the combined Wolfcamp and Spraberry horizons, primarily on a vertical basis and the Wolfcamp shale on a horizontal basis.  Oil comprised 61.1 percent of our 502.9 MMBoe of estimated proved reserves at December 31, 2013 and 63.8 percent of our 29.4 MMBoe of production for the nine months ended September 30, 2014. We seek to operate the wells in which we own an interest, and we operated wells that accounted for 91.1 percent of our proved developed producing PV-10 and 80.3 percent of our approximately 6,530 gross wells at December 31, 2013. By controlling operations, we are able to more effectively manage the cost, timing and drilling and stimulation methods used in the exploration and development of our properties.

Financial and Operating Performance

Our financial and operating performance for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, included the following highlights:

•         Net income was $408.3 million ($3.73 per diluted share) for the first nine months of 2014, as compared to net income of $145.2 million ($1.38 per diluted share) during the nine months ended September 30, 2013. The increase in net income was primarily due to:

•       $378.1 million increase in oil and natural gas revenues as a result of a 19 percent increase in production and a 3 percent increase in commodity price realizations per Boe (excluding the effects of derivative activities);

•       $125.9 million gain on derivatives not designated as hedges for the nine months ended September 30, 2014, as compared to a $157.3 million loss on derivatives not designated as hedges during the nine months ended September 30, 2013;

•       $65.4 million non-cash impairment charge due primarily to downward adjustments to our economically recoverable proved reserves due to (i) reduced well performance and (ii) decreases in our estimated realized natural gas prices, primarily on non-core natural gas assets in our New Mexico Shelf area during the nine months ended September 30, 2013, as compared to a $15.5 million non-cash impairment charge due primarily to downward adjustments to our economically recoverable proved reserves due to decreases in our estimated realized oil and natural gas prices, on non-core assets in our Delaware Basin area during the nine months ended September 30, 2014; and

•       $28.6 million loss on extinguishment of debt during the nine months ended September 30, 2013 related to the tender offer and redemption of our 8.625% senior notes due 2017 (the “8.625% Notes”) compared to $4.3 million loss on extinguishment of debt during the nine months ended September 30, 2014 related to our amended and restated credit facility;

partially offset by:

•       $157.8 million increase in depreciation, depletion and amortization (“DD&A”) expense, primarily due to increased production associated with new wells that were successfully drilled and completed in 2013 and 2014;

•       $74.3 million increase in oil and natural gas production costs due in part to increased production related to our wells successfully drilled and completed in 2013 and 2014;

•       $32.8 million increase in exploration and abandonment expense due primarily to unsuccessful wells and leasehold abandonments;

•       $24.9 million increase in general and administrative expense due to an increase in the number of employees and related personnel expenses to manage our increased activities related to our increased drilling and exploration activities; and

•       $12.1 million income from discontinued operations, net of tax in 2013 related to the post-closing adjustments to our sale of certain non-core assets in the fourth quarter of 2012.

•         Average daily sales volumes increased by 19 percent from 90,514 Boe per day during the first nine months of 2013 to 107,682 Boe per day during the first nine months of 2014. The increase is primarily attributable to our successful drilling efforts during 2013 and 2014.

•         Net cash provided by operating activities increased by approximately $343.9 million to $1,288.5 million for the first nine months of 2014, as compared to $944.6 million in the first nine months of 2013, primarily due to (i) increased oil and natural gas revenues and (ii) positive variances in working capital changes, offset by cash increases in related oil and natural gas production costs and general and administrative expense.

•         Long-term debt decreased by approximately $251.9 million during the first nine months of 2014, primarily due to utilizing a portion of the net proceeds from our equity offering to repay all outstanding borrowings under our credit facility.

•         At September 30, 2014, we had $98.9 million of cash and cash equivalents and $2.5 billion available under our credit facility.

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

•         continuing economic uncertainty worldwide;

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

•         domestic and foreign governmental regulations, including limits on the United States’ ability to export crude oil, and taxation;

•         the proximity, capacity, cost and availability of pipelines and other transportation facilities;

•         the quality of the oil we produce;

•         the overall global demand for oil; and

•         overall North American oil and natural gas supply and demand fundamentals, including:

•       the United States economy impact,

•       weather conditions, and

•       the potential for liquefied natural gas exports from the United States.

Although we cannot predict the occurrence of events that may affect future commodity prices or the degree to which these prices will be affected, the prices for any commodity that we produce will generally approximate current market prices in the geographic region of the production. From time to time, we expect that we may economically hedge a portion of our commodity price risk to mitigate the impact of price volatility on our business. See Note G of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding our commodity derivative positions at September 30, 2014.

Oil and natural gas prices have been subject to significant fluctuations during the past several years. In general, average oil and natural gas prices were higher during the comparable year-to-date periods of 2014 measured against 2013; however, the average oil prices during the comparable quarter-to-date periods of 2014 measured against 2013 were moderately less. The following table sets forth the average New York Mercantile Exchange (“NYMEX”) oil and natural gas prices for the three and nine months ended September 30, 2014 and 2013, as well as the high and low NYMEX prices for the same periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Average NYMEX prices:
Oil (Bbl)	$97.31	$105.94	$99.65	$98.21
Natural gas (MMBtu)	$3.95	$3.55	$4.41	$3.69

High and Low NYMEX prices:
Oil (Bbl):
High	$105.34	$110.53	$107.26	$110.53
Low	$91.16	$97.99	$91.16	$86.68
Natural gas (MMBtu):
High	$4.46	$3.81	$6.15	$4.41
Low	$3.75	$3.23	$3.75	$3.11

Further, the NYMEX oil price and NYMEX natural gas price reached highs and lows of $91.01 and $77.19 per Bbl and $4.13 and $3.56 per MMBtu, respectively, during the period from September 30, 2014 to November 4, 2014. The significant drop in oil prices has been attributed to higher supplies and weaker demands. At November 4, 2014, the NYMEX oil price and NYMEX natural gas price were $77.19 per Bbl and $4.13 per MMBtu, respectively.

The basis differential between the location of Midland, Texas and Cushing, Oklahoma (NYMEX pricing location) for our oil has a direct effect on our realized oil price. For the three months ended September 30, 2014 and 2013, the basis differential between WTI-Midland and WTI-Cushing was a price reduction of $9.96 per Bbl and $0.27 per Bbl, respectively, which is the primary reason for the lower realized oil price as a percentage of the NYMEX price in 2014 compared to the same period of 2013. For the nine months ended September 30, 2014 and 2013, the basis differential between WTI-Midland and WTI-Cushing was a price reduction of $7.28 per Bbl and $2.74 per Bbl, respectively, which is the primary reason for the lower realized oil price as a percentage of the NYMEX price in 2014 compared to the same period of 2013. Market data from third-party sources indicates the outlook for the basis differential between WTI-Midland and WTI-Cushing is approximately $6.50 per Bbl during the fourth quarter of 2014 and declines to approximately $4.25 per Bbl during the first quarter of 2015.

Recent Events

2015 capital budget. In early November 2014, we announced our 2015 capital budget of approximately $3.0 billion, of which approximately 90 percent of the drilling and completion costs will be dedicated to horizontal drilling. Our 2015 capital program is expected to continue focusing on drilling in the Delaware Basin and Midland Basin. The 2015 capital budget, based on our current expectations of commodity prices and cost, will exceed our cash flow. We expect our cash flow and borrowings under our credit facility will be sufficient to fund our budgeted capital expenditure needs during 2015. However, if we experience sustained commodity prices lower than our forecasted pricing, we may adjust our capital budget to preserve financial strength.

2015
Capital
(in billions)	Budget

Drilling and completion costs:
Delaware Basin	$1.7
Texas Permian	0.6
New Mexico Shelf	0.4
Total drilling and completion costs	2.7
Other capital (a)	0.3
Total	$3.0

(a)	Includes facilities, leasehold acquisitions, a midstream project, geological and geophysical data and other capital.

Weather event. Heavy rainfall and flooding during the latter part of September 2014 disrupted our operations, primarily in southeast New Mexico, causing shut-in production, road closures and drilling and completion delays. We estimate this weather-related downtime negatively impacted production for the three and nine months ended September 30, 2014 by approximately 2.0 MBoepd and 0.7 MBoepd, respectively. We estimate that during the three months ended September 30, 2014 approximately $0.7 million of repairs was due to this event. Additionally, for the fourth quarter of 2014 we estimate a 1.3 MBoepd negative impact on production and estimate that repairs related to this weather event will be approximately $5.5 million.

Common stock offering. In May 2014, we issued in a secondary public offering approximately 7.475 million shares of our common stock at $129.00 per share, and we received net proceeds of approximately $932.0 million. We used a portion of the net proceeds from this offering to repay all outstanding borrowings under our credit facility and plan to use the remainder for general corporate purposes, including funding our three-year accelerated growth plan and capital commitments associated with the midstream joint venture.

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

Derivative Financial Instruments

Derivative financial instrument exposure. At September 30, 2014, the fair value of our financial derivatives was a net asset of $85.8 million. All of our counterparties to these financial derivatives are parties or affiliates of parties to our credit facility and have their outstanding debt commitments and derivative exposures collateralized pursuant to our credit facility. Under the terms of our financial derivative instruments and their collateralization under our credit facility, we do not have exposure to potential “margin calls” on our financial derivative instruments. We currently have no reason to believe that our counterparties to these commodity derivative contracts are not financially viable. Our credit facility does not allow us to offset amounts we may owe a lender against amounts we may be owed related to our financial instruments with such party or its affiliates.

New commodity derivative contracts. After September 30, 2014, we entered into the following additional oil basis swaps to hedge additional amounts of our estimated future production:

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter	Total

Oil Basis Swaps: (a)
	2015:
	Volume (Bbl)	1,395,000	1,288,500	782,000	552,000	4,017,500
	Price per Bbl	$(4.25)	$(4.29)	$(4.34)	$(4.35)	$(4.29)

(a)	The basis differential price is between Midland – WTI and Cushing – WTI.

Results of Operations

The following table sets forth summary information concerning our production and operating data for the three and nine months ended September 30, 2014 and 2013. Because of normal production declines, increased or decreased drilling activities, fluctuations in commodity prices and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as being indicative of future results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Production and operating data:
Net production volumes:
Oil (MBbl)	6,689	5,417	18,764	15,376
Natural gas (MMcf)	22,513	19,593	63,798	56,006
Total (MBoe)	10,441	8,683	29,397	24,710

Average daily production volumes:
Oil (Bbl)	72,707	58,880	68,733	56,322
Natural gas (Mcf)	244,707	212,967	233,692	205,150
Total (Boe)	113,492	94,375	107,682	90,514

Average prices:
Oil, without derivatives (Bbl)	$86.05	$102.10	$90.40	$91.89
Oil, with derivatives (Bbl) (a)	$88.19	$92.89	$89.33	$89.12
Natural gas, without derivatives (Mcf)	$5.54	$5.10	$5.79	$4.91
Natural gas, with derivatives (Mcf) (a)	$5.56	$5.33	$5.70	$5.00
Total, without derivatives (Boe)	$67.07	$75.20	$70.28	$68.31
Total, with derivatives (Boe) (a)	$68.48	$69.98	$69.39	$66.78

Operating costs and expenses per Boe:
Lease operating expenses and workover costs	$8.26	$7.77	$8.17	$7.59
Oil and natural gas taxes	$5.21	$6.08	$5.53	$5.70
Depreciation, depletion and amortization	$24.58	$23.11	$24.35	$22.57
General and administrative	$5.06	$4.70	$5.11	$5.06

(a)	Includes the effect of cash receipts from (payments on) derivatives not designated as hedges:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013

Cash receipts from (payments on) derivatives not designated as hedges:
Oil derivatives	$14,271	$(49,864)	$(20,067)	$(42,528)
Natural gas derivatives	446	4,589	(6,107)	4,844
Total	$14,717	$(45,275)	$(26,174)	$(37,684)

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

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Oil and natural gas revenues.  Revenue from oil and natural gas operations was $700.3 million for the three months ended September 30, 2014, an increase of $47.4 million (7 percent) from $652.9 million for the three months ended September 30, 2013. This increase was primarily due to increased production due to our successful drilling efforts during 2013 and 2014 as well as an increase in the realized natural gas prices, offset partially by the decrease in realized oil prices. Specific factors affecting oil and natural gas revenues include the following:

•         total oil production was 6,689 MBbl  for the three months ended September 30, 2014, an increase  of 1,272 MBbl  (23 percent) from 5,417 MBbl  for the three months ended September 30, 2013;

•         average realized oil price (excluding the effects of derivative activities) was $86.05 per Bbl during the three months ended September 30, 2014, a decrease of 16 percent  from $102.10  per Bbl during the three months ended September 30, 2013. For the three months ended September 30, 2014 and 2013, we realized approximately 88.4 percent and 96.4 percent, respectively, of the average NYMEX oil prices for the respective periods. The basis differential between the location of Midland, Texas and Cushing, Oklahoma (NYMEX pricing location) for our oil has a direct effect on our realized oil price. For the three months ended September 30, 2014 and 2013, the market basis differential between WTI-Midland and WTI-Cushing was a price reduction of $9.96 per Bbl and $0.27 per Bbl, respectively;

•         total natural gas production was 22,513 MMcf  for the three months ended September 30, 2014, an increase  of 2,920 MMcf  (15 percent) from 19,593 MMcf  for the three months ended September 30, 2013; and

•         average realized natural gas price (excluding the effects of derivative activities) was $5.54 per Mcf during the three months ended September 30, 2014, an increase of 9 percent  from $5.10 per Mcf during the three months ended September 30, 2013. For the three months ended September 30, 2014 and 2013, we realized approximately 140.3 percent and 143.7 percent, respectively, of the average NYMEX natural gas prices for the respective periods. Historically, approximately 50 to 65 percent of our total natural gas revenues were derived from the value of the natural gas liquids, with the remaining portion coming from the value of the dry natural gas residue. Because of our liquids-rich natural gas stream and the related value of the natural gas liquids being included in our natural gas revenues historically, our realized natural gas price (excluding the effects of derivatives) has reflected a price greater than the related NYMEX natural gas price.

Production expenses.  The following table provides the components of our total oil and natural gas production costs for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014		2013
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

Lease operating expenses	$80,441	$7.70	$64,883	$7.47
Taxes:
Ad valorem	4,867	0.47	5,610	0.65
Production	49,535	4.74	47,108	5.43
Workover costs	5,882	0.56	2,630	0.30
Total oil and natural gas production expenses	$140,725	$13.47	$120,231	$13.85

Among the cost components of production expenses, we have some control over lease operating expenses and workover costs on properties we operate, but production and ad valorem taxes are related to commodity prices.

Lease operating expenses were $80.4 million ($7.70 per Boe) for the three months ended September 30, 2014, which was an increase of $15.5 million (24 percent) from $64.9 million ($7.47 per Boe) for the three months ended September 30, 2013. The increase in lease operating expenses was primarily due to increased production associated with our wells successfully drilled and completed in 2013 and 2014. The increase in lease operating expenses per Boe was primarily due to expansion of our production in areas with underdeveloped infrastructure. We estimate that during the three months ended September 30, 2014 approximately $0.7 million of repairs was due to a heavy rainfall and flooding event.

Production taxes per unit of production were $4.74 per Boe during the three months ended September 30, 2014, a decrease of 13 percent from $5.43 per Boe during the three months ended September 30, 2013. The decrease was directly related to the decrease in oil prices. Over the same period, our per Boe prices (excluding the effects of derivatives) decreased 11 percent.

Workover expenses were approximately $5.9 million and $2.6 million for the three months ended September 30, 2014 and 2013, respectively. The 2014 and 2013 expenses related primarily to routine workovers performed to increase or restore production.

Exploration and abandonments expense. The following table provides a breakdown of our exploration and abandonments expense for the three months ended September 30, 2014 and 2013:

	Three Months Ended
	September 30,
(in thousands)	2014	2013

Geological and geophysical	$2,031	$3,154
Exploratory dry hole costs	10,063	-
Leasehold abandonments	4,618	7,578
Other	270	260
Total exploration and abandonments	$16,982	$10,992

Our geological and geophysical expense primarily consists of the costs of acquiring and processing geophysical data and core analysis, mostly related to multiple seismic projects in our Delaware Basin and Texas Permian areas associated with our increase in drilling and exploration activity in those areas.

Our exploratory dry hole costs during the three months ended September 30, 2014 were primarily related to expensing unsuccessful wells drilled as part of our extension efforts in our Delaware Basin acreage.

For the three months ended September 30, 2014 and 2013, we recorded approximately $4.6 million and $7.6 million of leasehold abandonments, respectively.

Depreciation, depletion and amortization expense.  The following table provides components of our depreciation, depletion and amortization expense for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014		2013
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

Depletion of proved oil and natural gas properties	$252,076	$24.14	$196,477	$22.63
Depreciation of other property and equipment	4,324	0.41	3,783	0.44
Amortization of intangible assets - operating rights	365	0.03	365	0.04
Total depletion, depreciation and amortization	$256,765	$24.58	$200,625	$23.11

Oil price used to estimate proved oil reserves at period end	$95.56		$91.69
Natural gas price used to estimate proved natural gas reserves at period end	$4.24		$3.60

Depletion of proved oil and natural gas properties was $252.1 million ($24.14 per Boe) for the three months ended September 30, 2014, an increase of $55.6 million (28 percent) from $196.5 million ($22.63 per Boe) for the three months ended September 30, 2013. The increase in depletion expense was primarily due to increased production associated with new wells that were successfully drilled and completed in 2013 and 2014 and higher depletion rates per Boe. The increase in depletion expense per Boe was primarily due to (i) drilling deeper, higher cost wells in less proven areas and (ii) increasing production in our newer asset areas, such as the Delaware Basin, where we have a higher depletion rate than our legacy assets, such as the New Mexico Shelf.

The increase in depreciation expense was primarily associated with additional other property and equipment related to buildings and other items as a result of our increased number of employees.

Impairments of long-lived assets.  We periodically review our long-lived assets to be held and used, including proved oil and natural gas properties accounted for under the successful efforts method of accounting. Due primarily to downward adjustments to the economically recoverable proved reserves associated with decreases in estimated realized oil and natural gas prices, we recognized a non-cash charge against earnings of approximately $15.5 million during the three months ended September 30, 2014, which was primarily attributable to non-core properties in our Delaware Basin area.

General and administrative expenses.  The following table provides components of our general and administrative expenses for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014		2013
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

General and administrative expenses	$45,389	$4.35	$35,114	$4.04
Non-cash stock-based compensation	13,465	1.29	9,923	1.14
Less: Third-party operating fee reimbursements	(6,091)	(0.58)	(4,201)	(0.48)
Total general and administrative expenses	$52,763	$5.06	$40,836	$4.70

General and administrative expenses were approximately $52.8 million ($5.06 per Boe) for the three months ended September 30, 2014, an increase of $12.0 million (29 percent) from $40.8 million ($4.70 per Boe) for the three months ended September 30, 2013. The increase in general and administrative expenses and non-cash stock-based compensation was primarily due to an increase in the number of employees and related personnel expenses in order to manage our increased activities directly related to our increased drilling and exploration activities.  The increase in total general and administrative expenses per Boe was primarily due to an increase in the number of employees and related personnel expenses in order to manage our increased activities, coupled with increasing salaries due to the highly competitive labor market, offset partially by increased production from our wells successfully drilled and completed in 2013 and 2014.

As the operator of certain oil and natural gas properties in which we own an interest, we earn overhead reimbursements during the drilling and production phases of the property. We earned reimbursements of $6.1 million and $4.2 million during the three months ended September 30, 2014 and 2013, respectively. This reimbursement is reflected as a reduction of general and administrative expenses in the consolidated statements of operations. The increase in third-party operating fee reimbursements was primarily due to increased reimbursements attributable to more wells operated as a result of continued drilling activity period over period.

Gain (loss) on derivatives not designated as hedges.  The following table sets forth the gain (loss) on derivatives not designated as hedges for the three months ended September 30, 2014 and 2013:

	Three Months Ended
	September 30,
(in thousands)	2014	2013

Gain (loss) on derivatives not designated as hedges:
Oil derivatives	$316,559	$(169,049)
Natural gas derivatives	9,670	439
Total	$326,229	$(168,610)

The following table represents our cash receipts from (payments on) derivatives for the three months ended September 30, 2014 and 2013:

	Three Months Ended
	September 30,
(in thousands)	2014	2013

Cash receipts from (payments on) derivatives not designated as hedges:
Oil derivatives	$14,271	$(49,864)
Natural gas derivatives	446	4,589
Total	$14,717	$(45,275)

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

Interest expense.  The following table sets forth interest expense, weighted average interest rates and weighted average debt balances for the three months ended September 30, 2014 and 2013:

	Three Months Ended
	September 30,
(dollars in thousands)	2014	2013

Interest expense	$52,601	$55,995
Capitalized interest	897	-
Interest expense, excluding impact of capitalized interest	$53,498	$55,995

Weighted average interest rate - credit facility	-	2.9%
Weighted average interest rate - senior notes	5.9%	5.9%
Total weighted average interest rate	5.9%	5.8%

Weighted average credit facility balance	$-	$173,222
Weighted average senior notes balance	3,350,000	3,350,000
Total weighted average debt balance	$3,350,000	$3,523,222

The decrease in the weighted average debt balance for the three months ended September 30, 2014 as compared to the corresponding period in 2013 was due to the repayment of our credit facility using a portion of the proceeds from our May 2014 equity offering. The decrease in interest expense was due to an overall decrease in the weighted average debt balance.

Income tax provisions.  We recorded an income tax expense of $186.4 million and $21.7 million for the three months ended September 30, 2014 and 2013, respectively. The effective income tax rates for the three months ended September 30, 2014 and 2013 were 37.9 percent and 41.6 percent, respectively. During the fourth quarter of 2013, we revised our estimated blended effective state rate to consider (a) New Mexico legislation passed that phases in a tax rate reduction from 7.6 percent to 5.9 percent in 2018 and (b) the apportionment factor for states in which we operate. Additionally, during the three months ended September 30, 2014 and 2013, we recorded expense of $0.7 million and $1.3 million, respectively, associated with revisions of estimates based on filing our 2013 and 2012 tax returns, respectively. During the three months ended September 30, 2014, the revision did not result in a significant change to our effective rate. During the three months ended September 30, 2013, the revision increased our effective rate by 2.4 percent from 39.2 percent.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Oil and natural gas revenues.  Revenue from oil and natural gas operations was $2,065.9 million for the nine months ended September 30, 2014, an increase of $378.1 million (22 percent) from $1,687.8 million for the nine months ended September 30, 2013. This increase was primarily due to increased production due to our successful drilling efforts during 2013 and 2014 as well as an increase in the realized natural gas prices, offset partially by the decrease in realized oil prices. Specific factors affecting oil and natural gas revenues include the following:

•         total oil production was 18,764 MBbl  for the nine months ended September 30, 2014, an increase  of 3,388 MBbl  (22 percent) from 15,376 MBbl  for the nine months ended September 30, 2013;

•         average realized oil price (excluding the effects of derivative activities) was $90.40 per Bbl during the nine months ended September 30, 2014, a decrease of 2 percent  from $91.89  per Bbl during the nine months ended September 30, 2013. For the nine months ended September 30, 2014 and 2013, we realized approximately 90.7 percent and 93.6 percent, respectively, of the average NYMEX oil prices for the respective periods. The basis differential between the location of Midland, Texas and Cushing, Oklahoma (NYMEX pricing location) for our oil has a direct effect on our realized oil price. For the nine months ended September 30, 2014 and 2013, the market basis differential between WTI-Midland and WTI-Cushing was a price reduction of $7.28 per Bbl and $2.74 per Bbl;

•         total natural gas production was 63,798 MMcf  for the nine months ended September 30, 2014, an increase  of 7,792 MMcf  (14 percent) from 56,006 MMcf  for the nine months ended September 30, 2013; and

•         average realized natural gas price (excluding the effects of derivative activities) was $5.79 per Mcf during the nine months ended September 30, 2014, an increase of 18 percent  from $4.91 per Mcf during the nine months ended September 30, 2013. For the nine months ended September 30, 2014 and 2013, we realized approximately 131.3 percent and 133.1 percent, respectively, of the average NYMEX natural gas prices for the respective periods. Historically, approximately 50 to 65 percent of our total natural gas revenues were derived from the value of the natural gas liquids, with the remaining portion coming from the value of the dry natural gas residue. Because of our liquids-rich natural gas stream and the related value of the natural gas liquids being included in our natural gas revenues historically, our realized natural gas price (excluding the effects of derivatives) has reflected a price greater than the related NYMEX natural gas price.

Production expenses.  The following table provides the components of our total oil and natural gas production costs for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014		2013
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

Lease operating expenses	$226,944	$7.72	$174,844	$7.08
Taxes:
Ad valorem	15,946	0.54	17,367	0.70
Production	146,593	4.99	123,511	5.00
Workover costs	13,110	0.45	12,573	0.51
Total oil and natural gas production expenses	$402,593	$13.70	$328,295	$13.29

Among the cost components of production expenses, we have some control over lease operating expenses and workover costs on properties we operate, but production and ad valorem taxes are related to commodity prices.

Lease operating expenses were $226.9 million ($7.72 per Boe) for the nine months ended September 30, 2014, which was an increase of $52.1 million (30 percent) from $174.8 million ($7.08 per Boe) for the nine months ended September 30, 2013. The increase in lease operating expenses was primarily due to increased production associated with our wells successfully drilled and completed in 2013 and 2014. The increase in lease operating expenses per Boe was primarily due to expansion of our production in areas with underdeveloped infrastructure.

Production taxes per unit of production were $4.99 per Boe during the nine months ended September 30, 2014, which is consistent with $5.00 per Boe during the nine months ended September 30, 2013.

Workover expenses were approximately $13.1 million and $12.6 million for the nine months ended September 30, 2014 and 2013, respectively. The 2014 and 2013 expenses related primarily to routine workovers performed to increase or restore production.

Exploration and abandonments expense. The following table provides a breakdown of our exploration and abandonments expense for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended
	September 30,
(in thousands)	2014	2013

Geological and geophysical	$13,790	$23,597
Exploratory dry hole costs	36,593	(1,915)
Leasehold abandonments	19,756	13,828
Other	506	2,287
Total exploration and abandonments	$70,645	$37,797

Our geological and geophysical expense primarily consists of the costs of acquiring and processing geophysical data and core analysis, mostly related to our Delaware Basin and Texas Permian areas. During the nine months ended September 30, 2013, we had multiple seismic projects ongoing, which were completed during the second half of 2013. These projects were related to our increase in drilling and exploration activity in the Delaware Basin and Texas Permian areas.

Our exploratory dry hole costs during the nine months ended September 30, 2014 were primarily related to (i) expensing unsuccessful wells drilled as part of our extension efforts in our Delaware Basin acreage and (ii) an unsuccessful horizontal lateral in the New Mexico Shelf area. Our negative exploratory dry hole costs for the nine months ended September 30, 2013 is a result of an overestimate in 2012, partially offset by expenses on an unsuccessful lateral on a horizontal well due to mechanical issues in the Delaware Basin area.

Depreciation, depletion and amortization expense.  The following table provides components of our depreciation, depletion and amortization expense for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014		2013
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

Depletion of proved oil and natural gas properties	$701,624	$23.87	$545,569	$22.08
Depreciation of other property and equipment	12,882	0.44	11,110	0.45
Amortization of intangible asset - operating rights	1,096	0.04	1,096	0.04
Total depletion, depreciation and amortization	$715,602	$24.35	$557,775	$22.57

Depletion of proved oil and natural gas properties was $701.6 million ($23.87 per Boe) for the nine months ended September 30, 2014, an increase of $156.0 million (29 percent) from $545.6 million ($22.08 per Boe) for the nine months ended September 30, 2013. The increase in depletion expense was primarily due to increased production associated with new wells that were successfully drilled and completed in 2013 and 2014 and higher depletion rates per Boe. The increase in depletion expense per Boe was primarily due to (i) drilling deeper, higher cost wells in less proven areas and (ii) increasing production in our newer asset areas, such as the Delaware Basin, where we have a higher depletion rate than our legacy assets, such as the New Mexico Shelf.

The increase in depreciation expense was primarily associated with our increase in depreciation of other property and equipment related to buildings and other items as a result of our increased number of employees.

Impairments of long-lived assets.  We periodically review our long-lived assets to be held and used, including proved oil and natural gas properties accounted for under the successful efforts method of accounting. Due primarily to downward adjustments to the economically recoverable proved reserves associated with decreases in estimated realized oil and natural gas prices, we recognized a non-cash charge against earnings of approximately $15.5 million during the nine months ended September 30, 2014, which was primarily attributable to non-core properties in our Delaware Basin area.

General and administrative expenses.  The following table provides components of our general and administrative expenses for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014		2013
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

General and administrative expenses	$132,473	$4.51	$113,327	$4.59
Non-cash stock-based compensation	34,672	1.18	25,278	1.02
Less: Third-party operating fee reimbursements	(17,097)	(0.58)	(13,485)	(0.55)
Total general and administrative expenses	$150,048	$5.11	$125,120	$5.06

General and administrative expenses were approximately $150.0 million ($5.11 per Boe) for the nine months ended September 30, 2014, an increase of $24.9 million (20 percent) from $125.1 million ($5.06 per Boe) for the nine months ended September 30, 2013.

The increase in cash general and administrative expenses of approximately $19.1 million was primarily due to an increase in the number of employees and related personnel expenses of $25.0 million in order to manage our increased activities directly related to our increased drilling and exploration activities, reduced in part by an upward adjustment to our bonus accrual for services related to 2012 of approximately $5.9 million ($0.24 per Boe) included in 2013.

The increase in non-cash stock-based compensation of approximately $9.4 million was primarily due to (a) an increase in the number of employees in order to manage our increased activities directly related to our increased drilling and exploration activities, and (b) a $2.3 million ($0.09 per Boe) net benefit to stock-based compensation related to forfeitures and modifications of stock-based awards associated with two officer resignations included in 2013.

The increase in total general and administrative expenses per Boe was primarily due to (i) an increase in the number of employees and related personnel expenses in order to manage our increased activities and (ii) a $0.09 net benefit to stock-based compensation related to forfeitures and modifications of stock-based awards associated with two officer resignations included in 2013, noted above, offset in part by (a) increased production from our wells successfully drilled and completed in 2013 and 2014, and (b) a $0.24 per Boe upward adjustment to our bonus accrual for services related to 2012 included in 2013, noted above.

As the operator of certain oil and natural gas properties in which we own an interest, we earn overhead reimbursements during the drilling and production phases of the property. We earned reimbursements of $17.1 million and $13.5 million during the nine months ended September 30, 2014 and 2013, respectively. This reimbursement is reflected as a reduction of general and administrative expenses in the consolidated statements of operations. The increase in third-party operating fee reimbursements was primarily due to increased reimbursements attributable to more wells operated as a result of continued drilling activity period over period.

Gain (loss) on derivatives not designated as hedges.  The following table sets forth the gain (loss) on derivatives not designated as hedges for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended
	September 30,
(in thousands)	2014	2013

Gain (loss) on derivatives not designated as hedges:
Oil derivatives	$128,684	$(172,698)
Natural gas derivatives	(2,777)	15,395
Total	$125,907	$(157,303)

The following table represents our cash receipts from (payments on) derivatives for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended
	September 30,
(in thousands)	2014	2013

Cash receipts from (payments on) derivatives not designated as hedges:
Oil derivatives	$(20,067)	$(42,528)
Natural gas derivatives	(6,107)	4,844
Total	$(26,174)	$(37,684)

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

Interest expense.  The following table sets forth interest expense, weighted average interest rates and weighted average debt balances for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended
	September 30,
(dollars in thousands)	2014	2013

Interest expense	$164,124	$162,180
Capitalized interest	897	-
Interest expense, excluding impact of capitalized interest	$165,021	$162,180

Weighted average interest rate - credit facility	2.3%	2.3%
Weighted average interest rate - senior notes	5.9%	6.2%
Total weighted average interest rate	5.8%	5.8%

Weighted average credit facility balance	176,245	330,571
Weighted average senior notes balance	3,350,000	3,039,630
Total weighted average debt balance	$3,526,245	$3,370,201

The increase in the weighted average debt balance for the nine months ended September 30, 2014 as compared to the corresponding period in 2013 was due to capital expenditures in excess of our cash flows, primarily related to our drilling program. The increase in interest expense was due to an overall increase in the weighted average debt balance.

Loss on extinguishment of debt.  We recorded a loss on extinguishment of debt of $4.3 million and $28.6 million for the nine months ended September 30, 2014 and 2013, respectively. The 2014 amount represents the proportional amount of unamortized deferred loan costs associated with banks with lesser commitments in the amended credit facility syndicate.  The 2013 amount includes approximately $20.4 million associated with the premium paid for the tender and redemption of the 8.625% Notes, approximately $5.5 million of unamortized deferred loan costs associated with the 8.625% Notes and approximately $2.7 million of unamortized discount on the 8.625% Notes.

Income tax provisions.  We recorded an income tax expense of $248.8 million and $86.0 million for the nine months ended September 30, 2014 and 2013, respectively. The effective income tax rates for the nine months ended September 30, 2014 and 2013 were 37.9 percent and 39.3 percent, respectively. During the fourth quarter of 2013, we revised our estimated blended effective state rate to consider (a) New Mexico legislation passed that phases in a tax rate reduction from 7.6 percent to 5.9 percent in 2018 and (b) the apportionment factor for states in which we operate.

Income from discontinued operations, net of tax. In December 2012, we closed the sale of certain of our non-core assets for cash consideration of approximately $503.1 million. As a result of post-closing adjustments during the nine months ended September 30, 2013, we made a positive adjustment to gain (loss) on disposition of assets of approximately $19.6 million. We recognized income from discontinued operations, net of tax of $12.1 million for the nine months ended September 30, 2013.

Capital Commitments, Capital Resources and Liquidity

Capital commitments. Our primary needs for cash are development, exploration and acquisition of oil and natural gas assets, midstream joint venture and other capital commitments, payment of contractual obligations and working capital obligations. Funding for these cash needs may be provided by any combination of internally-generated cash flow, financing under our credit facility or proceeds from the disposition of assets or alternative financing sources, as discussed in “— Capital resources” below.

Oil and natural gas properties. Our costs incurred on oil and natural gas properties, excluding acquisitions and asset retirement obligations, during the nine months ended September 30, 2014 and 2013 totaled $1,738.1  million and $1,360.8  million, respectively. The primary reason for the differences in the costs incurred and cash flow expenditures is the timing of payments. The 2014 expenditures were funded in part from borrowings under our credit facility and proceeds from our May 2014 equity offering, while the 2013 expenditures were funded in part from borrowings under our credit facility.

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

2014 capital budget. Our 2014 upstream capital budget is approximately $2.6 billion, excluding the costs of acquisitions other than customary leasehold purchases of acreage. The capital budget will exceed our cash flows from operations, and we expect our cash flow from operations, proceeds from our May 2014 equity offering and borrowings under our credit facility will be sufficient to fund our budgeted capital expenditure needs during 2014.

2015 capital budget. In early November 2014, we announced our 2015 capital budget of approximately $3.0 billion, of which approximately 90 percent of the drilling and completion costs will be dedicated to horizontal drilling. Our 2015 capital program is expected to continue focusing on drilling in the Delaware Basin and Midland Basin. The 2015 capital budget, based on our current expectations of commodity prices and cost, will exceed our cash flow. We expect our cash flow and borrowings under our credit facility will be sufficient to fund our budgeted capital expenditure needs during 2015. However, if we experience sustained commodity prices lower than our forecasted pricing, we may adjust our capital budget to preserve financial strength.

Three-year accelerated growth plan. In 2013, we announced an accelerated drilling program for the next three years which we expect will double production by 2016. By accelerating activity across our assets, we believe that we can deliver average annual organic production growth over this three-year period in excess of our historical annual average while increasing oil mix and reducing leverage ratios.

We have historically attempted to fund our non-acquisition expenditures with cash on hand and cash flow as adjusted from time to time. During the remainder of 2014 and 2015, we plan to use our credit facility and proceeds from our May 2014 equity offering to fund such expenditures in excess of our operating cash flows. The actual amount and timing of our expenditures may differ materially from our estimates as a result of, among other things, actual drilling results, the timing of expenditures by third parties on projects that we do not operate, the availability of drilling rigs and other services and equipment, regulatory, technological and competitive developments and market conditions. In addition, under certain circumstances, we may consider increasing, decreasing or reallocating our capital spending plans.

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

Acquisitions. The following table reflects our expenditures for acquisitions of proved and unproved properties for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended
	September 30,
(in thousands)	2014	2013

Property acquisition costs:
Proved	$60,359	$2,376
Unproved (a)	107,985	58,832
Total property acquisition costs	$168,344	$61,208

(a)

Included in the unproved property acquisition costs above are budgeted leasehold acreage acquisitions of $78.2 million and $58.7 million for the nine months ended September 30, 2014 and 2013, respectively.

Contractual obligations.  Our contractual obligations include long-term debt, cash interest expense on debt, operating lease obligations, drilling commitments, employment agreements with executive officers, derivative liabilities, investment contributions related to ACC and other obligations. Since December 31, 2013, the material changes in our contractual obligations included a $251.9 million decrease in outstanding long-term debt, a $152.4 million decrease in cash interest expense on debt and a $66.8 million decrease in our net commodity derivative liability. We also plan to contribute an additional $70.0 million to ACC over the next 15 months. See Note H of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding our long-term debt and “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for information regarding the interest on our long-term debt and information on changes in the fair value of our open derivative obligations during the nine months ended September 30, 2014.

Off-balance sheet arrangements.  Currently, we do not have any material off-balance sheet arrangements.

Capital resources.  Our primary sources of liquidity have historically been cash flows generated from operating activities (including the cash settlements received from (paid on) derivatives not designated as hedges presented in our investing activities), borrowings under our credit facility, and proceeds from bond and equity offerings. We believe our 2014 expected capital expenditures will exceed our 2014 cash flow, and we have funded, and expect to continue to fund, the shortfall with cash on hand and borrowings under our credit facility. We believe that we have adequate cash on hand and availability under our credit facility to fund any cash flow deficits.

The following table summarizes our changes in cash and cash equivalents for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended
	September 30,
(in thousands)	2014	2013

Net cash provided by operating activities	$1,288,536	$944,644
Net cash used in investing activities	(1,835,204)	(1,472,096)
Net cash provided by financing activities	645,511	524,594
Net increase (decrease) in cash and cash equivalents	$98,843	$(2,858)

Cash flow from operating activities. The increase in operating cash flows during the nine  months ended September 30, 2014 as compared to the same period in 2013 was primarily due to (i) an increase in oil and natural gas revenues of approximately $378.1 million, (ii) approximately $45.4 million of positive variances in operating assets and liabilities; offset in part by (i) cash increases in related oil and natural gas production costs of approximately $74.3 million and (ii) a cash increase in general and administrative expense of approximately $19.1 million.

Our net cash provided by operating activities included reductions of $60.8 million and $106.2 million for the nine  months ended September 30, 2014 and 2013, respectively, associated with changes in working capital items. Changes in working capital items adjust for the timing of receipts and payments of actual cash.

Cash flow used in investing activities. During the nine months ended September 30, 2014 and 2013, we invested $1,754.8 million and $1,426.3 million, respectively, for capital expenditures on oil and natural gas properties. Also, cash flows used in investing activities increased during the nine months ended September 30, 2014 as compared to 2013 related to (i) contributions to our equity method investment of approximately $30.1 million during the nine months ended September 30, 2014 and (ii) $1.1 million of proceeds from dispositions of assets during the nine months ended September 30, 2014 compared to $15.2 million during the comparative period of 2013, offset in part by 2014 settlements paid on derivatives not designated as hedges of approximately $26.2 million during the nine months ended September 30, 2014 compared to payments of approximately $37.7 million during the nine months ended September 30, 2013.

Cash flow from financing activities. Net cash provided by financing activities was approximately $645.5 million and $524.6 million for the nine  months ended September 30, 2014 and 2013, respectively.

During the nine  months ended September 30, 2014 and 2013 we completed the following significant activities:

•         In May 2014, we issued in a secondary public offering 7.475 million shares of our common stock at $129.00 per share, and we received net proceeds of approximately $932.0 million. We used a portion of the net proceeds from this offering to repay all outstanding borrowings under our credit facility and plan to use the remainder for general corporate purposes, including funding our three-year accelerated growth plan and capital commitments associated with the midstream joint venture.

•         In June 2013, we issued $850 million in aggregate principal amount of 5.5% senior notes due 2023 at 103.75 percent of par, for which we received net proceeds of approximately $867.8 million. We used a portion of the net proceeds from this offering to fund the tender offer and redemption of the 8.625% Notes at a price of 106.922 percent of the unpaid principal amount. The remaining proceeds were used to pay down amounts outstanding on the credit facility.

At September 30, 2014, our availability to borrow additional funds was $2.5  billion based on bank commitments of $2.5 billion.

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

Liquidity. Our principal sources of short-term liquidity are cash on hand and available borrowing capacity under our credit facility. At September 30, 2014, we had $98.9 million of cash on hand.

At September 30, 2014, the commitments under our credit facility were $2.5 billion, which provided us with $2.5 billion of available  borrowing capacity. Upon a redetermination, our $3.25 billion borrowing base could be substantially reduced. There is no assurance that our borrowing base will not be reduced, which could affect our liquidity.

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

Book capitalization and current ratio.    Our book capitalization at September 30, 2014 was $8.5 billion, consisting of debt of $3.4 billion and stockholders’ equity of $5.1 billion. Our debt to book capitalization was 40 percent and 49  percent at September 30, 2014 and December 31, 2013, respectively. Our ratio of current assets to current liabilities was 0.87 to 1.0 at September 30, 2014 as compared to 0.69 to 1.0 at December 31, 2013.

Inflation and changes in prices.  Our revenues, the value of our assets, and our ability to obtain bank financing or additional capital on attractive terms have been and will continue to be affected by changes in commodity prices and the costs to produce our reserves. Commodity prices are subject to significant fluctuations that are beyond our ability to control or predict. During the nine months ended September 30, 2014, we received an average of $90.40 per Bbl of oil and $5.79 per Mcf of natural gas before consideration of commodity derivative contracts compared to $91.89 per Bbl of oil and $4.91 per Mcf of natural gas in the nine months ended September 30, 2013. Although certain of our costs are affected by general inflation, inflation does not normally have a significant effect on our business.

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

There have been no material changes in our critical accounting policies and procedures during the nine months ended September 30, 2014. See our disclosure of critical accounting policies in “Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the United States Securities and Exchange Commission (the “SEC”) on February 20, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

We are exposed to a variety of market risks including credit risk, commodity price risk and interest rate risk. We address these risks through a program of risk management which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we are a party at September 30, 2014, and from which we may incur future gains or losses from changes in market interest rates or commodity prices and losses from extension of credit. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

Commodity price risk.  We are exposed to market risk as the prices of our commodities are subject to fluctuations resulting from changes in supply and demand. To reduce our exposure to changes in the prices of our commodities, we have entered into, and may in the future enter into, additional commodity price risk management arrangements for a portion of our oil and natural gas production. The agreements that we have entered into generally have the effect of providing us with a fixed price for a portion of our expected future oil and natural gas production over a fixed period of time. Our commodity price risk management arrangements are recorded at fair value and thus changes to the future commodity prices will have an impact on net income. The following table sets forth the hypothetical impact on the fair value of the commodity price risk management arrangements from an average increase and decrease in the commodity price of $10.00 per Bbl of oil and $1.00 per MMBtu of natural gas from the commodity prices at September 30, 2014:

	Increase of	Decrease of
	$10 per Bbl and	$10 per Bbl and
(in thousands)	$1 per MMBtu	$1 per MMBtu

Gain (loss):
Oil derivatives	$(292,577)	$292,577
Natural gas derivatives	(29,189)	30,430
Total	$(321,766)	$323,007

At September 30, 2014, we had (i) oil price swaps that settle on a monthly basis covering future oil production from October 1, 2014 through June 30, 2017 and (ii) oil basis swaps covering our Midland to Cushing basis differential from October 1, 2014 to December 31, 2015. See Note G of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information on our commodity derivative instruments. The average NYMEX oil price for the nine months ended September 30, 2014 was $99.65 per Bbl. At November 4, 2014, the NYMEX oil price was $77.19 per Bbl.

At September 30, 2014, we had (i) natural gas price swaps that settle on a monthly basis covering future natural gas production from October 1, 2014 to December 31, 2015, (ii) natural gas collars covering future natural gas production from October 1, 2014 to December 31, 2014 and (iii) natural gas basis swaps covering our basis differential between the El Paso Permian delivery point and the NYMEX-Henry Hub delivery point from October 1, 2014 to December 31, 2015. See Note G of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information on our commodity derivative instruments. The average NYMEX natural gas price for the nine months ended September 30, 2014 was $4.41 per MMBtu. At November 4, 2014, the NYMEX natural gas price was $4.13 per MMBtu.

A decrease in the average forward NYMEX oil and natural gas prices below those at September 30, 2014, would increase the fair value asset of our commodity derivative contracts from their recorded balance at September 30, 2014. Changes in the recorded fair value of the undesignated commodity derivative contracts are marked to market through earnings as gains or losses. The potential increase in our fair value asset would be recorded in earnings as a gain. However, an increase in the average forward NYMEX oil and natural gas prices above those at September 30, 2014, would decrease the fair value asset of our commodity derivative contracts from their recorded balance at September 30, 2014. The potential decrease in our fair value asset would be recorded in earnings as a loss. We are currently unable to estimate the effects on the earnings of future periods resulting from changes in the market value of our commodity derivative contracts.

The fair value of our derivative instruments is determined based on our valuation models. We did not change our valuation method during the nine months ended September 30, 2014 for our derivative instruments. See Note G of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding our derivative instruments. The following table reconciles the changes that occurred in the fair values of our derivative instruments during the nine months ended September 30, 2014:

Commodity Derivative
Instruments
(in thousands)	Net Assets (Liabilities) (a)

Fair value of contracts outstanding at December 31, 2013	$(66,233)
Changes in fair values (b)	125,907
Contract maturities	26,174
Fair value of contracts outstanding at September 30, 2014	$85,848

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

We had no indebtedness outstanding under our credit facility at September 30, 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at September 30, 2014 at the reasonable assurance level.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, under the headings “Item 1. Business – Competition,” “— Marketing Arrangements” and “— Applicable Laws and Regulations,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A. Quantitative and Qualitative Disclosure About Market Risk,” which risks could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2013. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2013 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total number of shares withheld (a)	Average price per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plan

July 1, 2014 - July 31, 2014	6,949	$143.90	-
August 1, 2014 - August 31, 2014	992	$136.92	-
September 1, 2014 - September 30, 2014	329	$130.37	-

(a)		Represents shares that were withheld by us to satisfy tax withholding obligations of certain of our officers and key employees that arose upon the lapse of restrictions on restricted stock.

Item 6.  Exhibits

Exhibit Number	Exhibit

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on August 8, 2007, and incorporated herein by reference).

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

CONCHO RESOURCES INC.

Date:	November 6, 2014	By	/s/ Timothy A. Leach

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