Form 10-Q
period 2015-03-31
CONCHO RESOURCES INC
filed 2015-05-05
CIK 1358071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Number of shares of the registrant’s common stock outstanding at May 1, 2015: 120,012,851 shares

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements and information contained in or incorporated by reference into this Quarterly Report on Form 10-Q (this “Quarterly Report”) that express a belief, expectation, or intention, or that are not statements of historical fact, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements include statements, projections and estimates concerning our operations, performance, business strategy, oil and natural gas reserves, drilling program, capital expenditures, liquidity and capital resources, the timing and success of specific projects, outcomes and effects of litigation, claims and disputes, derivative activities and potential financing. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. Forward-looking statements are not guarantees of performance. We have based these forward-looking statements on our current expectations and assumptions about future events and their potential effect on us. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Actual results may differ materially from those implied or expressed by any forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report, or if earlier, as of the date they were made. We disclaim any obligation to update or revise these statements unless required by law, and we caution you not to rely on them unduly. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties relating to, among other matters, the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, as well as those factors summarized below:

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

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

iii

Concho Resources Inc.
Consolidated Balance Sheets
Unaudited

	March 31,	December 31,
(in thousands, except share and per share amounts)	2015	2014
Assets
Current assets:
Cash and cash equivalents	$21	$21
Accounts receivable, net of allowance for doubtful accounts:
Oil and natural gas	219,486	250,600
Joint operations and other	401,425	409,665
Derivative instruments	495,803	490,351
Prepaid costs and other	37,541	37,759
Total current assets	1,154,276	1,188,396
Property and equipment:
Oil and natural gas properties, successful efforts method	14,609,006	13,867,831
Accumulated depletion and depreciation	(4,053,199)	(3,790,953)
Total oil and natural gas properties, net	10,555,807	10,076,878
Other property and equipment, net	132,778	129,136
Total property and equipment, net	10,688,585	10,206,014
Deferred loan costs, net	65,980	68,443
Intangible asset - operating rights, net	26,789	27,154
Inventory	14,352	14,435
Noncurrent derivative instruments	205,250	262,349
Other assets	51,914	33,172
Total assets	$12,207,146	$11,799,963
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable - trade	$23,573	$20,380
Bank overdrafts	19,002	92,541
Revenue payable	160,993	238,098
Accrued and prepaid drilling costs	665,922	718,300
Deferred income taxes	166,447	162,566
Other current liabilities	188,840	195,308
Total current liabilities	1,224,777	1,427,193
Long-term debt	3,377,147	3,517,320
Deferred income taxes	1,423,273	1,438,185
Noncurrent derivative instruments	168	-
Asset retirement obligations and other long-term liabilities	139,432	136,477
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 authorized; 120,304,465 and
113,264,918 shares issued at March 31, 2015 and December 31, 2014, respectively	120	113
Additional paid-in capital	3,784,605	3,027,412
Retained earnings	2,287,253	2,279,741
Treasury stock, at cost; 289,069 and 260,124 shares at March 31, 2015 and
December 31, 2014, respectively	(29,629)	(26,478)
Total stockholders’ equity	6,042,349	5,280,788
Total liabilities and stockholders’ equity	$12,207,146	$11,799,963

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.
Consolidated Statements of Operations
Unaudited

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2015	2014

Operating revenues:
Oil sales	$349,584	$539,857
Natural gas sales	63,938	121,102
Total operating revenues	413,522	660,959
Operating costs and expenses:
Oil and natural gas production	125,535	126,924
Exploration and abandonments	5,755	25,375
Depreciation, depletion and amortization	267,205	221,392
Accretion of discount on asset retirement obligations	1,994	1,671
General and administrative (including non-cash stock-based compensation of $15,495 and
$11,432 for the three months ended March 31, 2015 and 2014, respectively)	58,801	47,750
(Gain) loss on derivatives not designated as hedges	(115,340)	35,615
Total operating costs and expenses	343,950	458,727
Income from operations	69,572	202,232
Other income (expense):
Interest expense	(53,569)	(56,135)
Other, net	(4,341)	541
Total other expense	(57,910)	(55,594)
Income before income taxes	11,662	146,638
Income tax expense	(4,150)	(55,331)
Net income	$7,512	$91,307
Earnings per share:
Basic net income	$0.07	$0.87
Diluted net income	$0.06	$0.87

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.
Consolidated Statement of Stockholders’ Equity
Unaudited

			Additional				Total
	Common Stock Issued		Paid-in	Retained	Treasury Stock		Stockholders’
(in thousands)	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
BALANCE AT DECEMBER 31, 2014	113,265	$113	$3,027,412	$2,279,741	260	$(26,478)	$5,280,788
Net income	-	-	-	7,512	-	-	7,512
Issuance of common stock	6,900	7	741,177	-	-	-	741,184
Stock options exercised	4	-	57	-	-	-	57
Grants of restricted stock	140	-	-	-	-	-	-
Cancellation of restricted stock	(5)	-	-	-	-	-	-
Stock-based compensation	-	-	15,495	-	-	-	15,495
Excess tax benefits related to stock-based
compensation	-	-	464	-	-	-	464
Purchase of treasury stock	-	-	-	-	29	(3,151)	(3,151)
BALANCE AT MARCH 31, 2015	120,304	$120	$3,784,605	$2,287,253	289	$(29,629)	$6,042,349

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.
Consolidated Statements of Cash Flows
Unaudited

	Three Months Ended
	March 31,
(in thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,512	$91,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	267,205	221,392
Accretion of discount on asset retirement obligations	1,994	1,671
Exploration and abandonments, including dry holes	2,700	23,759
Non-cash stock-based compensation expense	15,495	11,432
Deferred income taxes	(11,031)	41,954
(Gain) loss on disposition of assets, net	39	(146)
(Gain) loss on derivatives not designated as hedges	(115,340)	35,615
Other non-cash items	2,612	2,710
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	35,731	(10,139)
Prepaid costs and other	649	21
Inventory	3	1,126
Accounts payable	3,119	20,087
Revenue payable	(77,105)	21,675
Other current liabilities	(7,334)	13,516
Net cash provided by operating activities	126,249	475,980
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures on oil and natural gas properties	(790,773)	(554,266)
Additions to property, equipment and other assets	(8,147)	(5,617)
Proceeds from the disposition of assets	-	24
Contribution to equity method investment	(20,000)	-
Settlements received from (paid on) derivatives not designated as hedges	167,156	(14,837)
Net cash used in investing activities	(651,764)	(574,696)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	739,000	593,400
Payments of debt	(878,500)	(548,750)
Exercise of stock options	57	1,254
Excess tax benefit from stock-based compensation	464	2,993
Net proceeds from issuance of common stock	741,184	-
Purchase of treasury stock	(3,151)	(3,748)
Increase (decrease) in bank overdrafts	(73,539)	53,567
Net cash provided by financing activities	525,515	98,716
Net increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	21	21
Cash and cash equivalents at end of period	$21	$21

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2015

Unaudited

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

Interim financial statements. The accompanying consolidated financial statements of the Company have not been audited by the Company’s independent registered public accounting firm, except that the consolidated balance sheet at December 31, 2014 is derived from audited consolidated financial statements. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial statements. All such adjustments are of a normal, recurring nature. In preparing the accompanying consolidated financial statements, management has made certain estimates and assumptions that affect reported amounts in the consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results.

Certain disclosures have been condensed in or omitted from these consolidated financial statements. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Deferred loan costs. Deferred loan costs are stated at cost, net of amortization, which is computed using the effective interest and straight-line methods. The Company had deferred loan costs of $66.0 million and $68.4 million, net of accumulated amortization of $62.1 million and $59.7 million, at March 31, 2015 and December 31, 2014, respectively.

Equity method investment. The Company owns a 50 percent member interest in a midstream joint venture, Alpha Crude Connector, LLC (“ACC”), to construct a crude oil gathering and transportation system in the northern Delaware Basin. The Company accounts for its investment in ACC under the equity method of accounting for investments in unconsolidated affiliates. The Company’s net investment in ACC is $49.3 million at March 31, 2015 and is included in other assets in the Company’s consolidated balance sheet. The equity loss for the three months ended March 31, 2015 is approximately $0.8 million and is included in other expense in the Company’s consolidated statement of operations. During the three months ended March 31, 2015, the Company recorded $0.6 million of capitalized interest on its investment in ACC.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2015

Unaudited

Revenue recognition. Oil and natural gas revenues are recorded at the time of physical transfer of such products to the purchaser, which for the Company is primarily at the wellhead. The Company follows the sales method of accounting for oil and natural gas sales, recognizing revenues based on the Company’s actual proceeds from the oil and natural gas sold to purchasers.

General and administrative expense. The Company receives fees for the operation of jointly-owned oil and natural gas properties and records such reimbursements as reductions of general and administrative expense. Such fees totaled approximately $6.4 million and $5.1 million for the three months ended March 31, 2015 and 2014, respectively.

Recent accounting pronouncements. In April 2015, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2015-03, “Interest–Imputation of Interest (Subtopic 835-30),” that requires debt issuance costs related to a recognized debt liability be presented as a direct deduction from the carrying amount of that debt liability. The Company currently presents debt issuance costs on the balance sheet as an asset. The new standard does not impact current recognition or measurement guidance for debt issuance costs.

An entity is required to apply ASU 2015-03 for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the new standard is permitted. The Company is evaluating the impact that this new guidance will have on its balance sheet presentation of debt issuance costs.

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

Note 3. Exploratory well costs

The Company capitalizes exploratory well costs until a determination is made that the well has either found proved reserves or that it is impaired. After an exploratory well has been completed and found oil and natural gas reserves, a determination may be pending as to whether the oil and natural reserves can be classified as proved. In those circumstances, the Company continues to capitalize the well or project costs pending the determination of proved status if (i) the well has found a sufficient quantity of reserves to justify its completion as a producing well and (ii) the Company is making sufficient progress assessing the reserves and the economic and operating viability of the project. The capitalized exploratory well costs are carried in unproved oil and natural gas properties. See Note 16 for the proved and unproved components of oil and natural gas properties. If the exploratory well is determined to be impaired, the well costs are charged to exploration and abandonments expense in the consolidated statements of operations.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2015

Unaudited

The following table reflects the Company’s net capitalized exploratory well activity during the three months ended March 31, 2015:

Three Months Ended
(in thousands)	March 31, 2015

Beginning capitalized exploratory well costs	$241,657
Additions to exploratory well costs pending the determination of proved reserves	171,806
Reclassifications due to determination of proved reserves	(167,768)
Exploratory well costs charged to expense	(559)
Ending capitalized exploratory well costs	$245,136

The following table provides an aging at March 31, 2015 and December 31, 2014 of capitalized exploratory well costs based on the date drilling was completed:

	March 31,	December 31,
(dollars in thousands)	2015	2014

Capitalized exploratory well costs that have been capitalized for a period of one year or less	$234,983	$232,346
Capitalized exploratory well costs that have been capitalized for a period greater than one year	10,153	9,311
Total capitalized exploratory well costs	$245,136	$241,657
Number of projects with exploratory well costs that have been capitalized for a period greater
than one year	5	7

Delaware Basin project. At March 31, 2015, the Company had approximately $4.5 million of suspended well costs greater than one year recorded for a well that was initially drilled to monitor nearby wells but is now undergoing tests to determine commercial production capability.

Projects operated by others. At March 31, 2015, the Company had approximately $5.7 million of suspended well costs greater than one year recorded for four wells that are operated by others and waiting on completion.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2015

Unaudited

Note 4. Asset retirement obligations

The Company's asset retirement obligations primarily relate to the future plugging and abandonment of wells and facilities. The following table summarizes the Company's asset retirement obligation activity during the three months ended March 31, 2015:

Three Months Ended
(in thousands)	March 31, 2015

Asset retirement obligations, beginning of period	$119,881
Liabilities incurred from new wells	1,779
Accretion expense	1,994
Liabilities settled upon plugging and abandoning wells	(1,078)
Revision of estimates	(196)
Asset retirement obligations, end of period	$122,380

Note 5.  Stock incentive plan

The Company’s 2006 Stock Incentive Plan, as amended and restated, provides for granting stock options, restricted stock awards and performance awards to directors, officers and employees of the Company.

A summary of the Company’s activity for the three months ended March 31, 2015 is presented below:

	Restricted	Stock	Performance
	Stock	Options	Units
Outstanding at December 31, 2014	1,091,309	47,713	250,314
Awards granted (a)	139,556	-	176,330
Options exercised	-	(4,812)	-
Awards cancelled / forfeited	(4,821)	-	-
Lapse of restrictions	(109,630)	-	-
Outstanding at March 31, 2015	1,116,414	42,901	426,644

(a) Weighted average grant date fair value per share	$101.58	$-	$156.86

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2015

Unaudited

The following table reflects the future stock-based compensation expense to be recorded for all the stock-based compensation awards that were outstanding at March 31, 2015:

(in thousands)

Remaining 2015	$42,195
2016	38,043
2017	18,300
2018	1,887
2019	71
Thereafter	-
Total	$100,496

Note 6. Disclosures about fair value measurements

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

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2015

Unaudited

Financial Assets and Liabilities Measured at Fair Value

The following table presents the carrying amounts and fair values of the Company’s financial instruments at March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value

Assets:
Derivative instruments	$701,053	$701,053	$752,700	$752,700

Liabilities:
Derivative instruments	$168	$168	$-	$-
Credit facility	$-	$-	$139,500	$131,068
7.0% senior notes due 2021	$600,000	$628,500	$600,000	$625,500
6.5% senior notes due 2022	$600,000	$630,000	$600,000	$628,500
5.5% senior notes due 2022	$600,000	$603,000	$600,000	$598,500
5.5% senior notes due 2023	$1,577,147	$1,592,761	$1,577,820	$1,573,875

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

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2015

Unaudited

Derivative instruments. The fair value of the Company’s derivative instruments is estimated by management considering various factors, including closing exchange and over-the-counter quotations and the time value of the underlying commitments. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following tables summarize (i) the valuation of each of the Company’s financial instruments by required fair value hierarchy levels and (ii) the gross fair value by the appropriate balance sheet classification, even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the Company’s consolidated balance sheets at March 31, 2015 and December 31, 2014. The Company nets the fair value of derivative instruments by counterparty in the Company’s consolidated balance sheets.

March 31, 2015
	Fair Value Measurements Using					Net
	Quoted Prices				Gross	Fair Value
	in Active	Significant			Amounts	Presented
	Markets for	Other	Significant		Offset in the	in the
	Identical	Observable	Unobservable		Consolidated	Consolidated
	Assets	Inputs	Inputs	Total	Balance	Balance
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Fair Value	Sheet	Sheet

Assets:
Current:
Commodity derivatives	$-	$527,500	$-	$527,500	$(31,697)	$495,803
Noncurrent:
Commodity derivatives	-	207,937	-	207,937	(2,687)	205,250

Liabilities:
Current:
Commodity derivatives	-	(31,697)	-	(31,697)	31,697	-
Noncurrent:
Commodity derivatives	-	(2,855)	-	(2,855)	2,687	(168)

Net derivative instruments	$-	$700,885	$-	$700,885	$-	$700,885

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2015

Unaudited

December 31, 2014
	Fair Value Measurements Using					Net
	Quoted Prices				Gross	Fair Value
	in Active	Significant			Amounts	Presented
	Markets for	Other	Significant		Offset in the	in the
	Identical	Observable	Unobservable		Consolidated	Consolidated
	Assets	Inputs	Inputs	Total	Balance	Balance
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Fair Value	Sheet	Sheet

Assets:
Current:
Commodity derivatives	$-	$501,717	$-	$501,717	$(11,366)	$490,351
Noncurrent:
Commodity derivatives	-	262,349	-	262,349	-	262,349

Liabilities:
Current:
Commodity derivatives	-	(11,366)	-	(11,366)	11,366	-
Noncurrent:
Commodity derivatives	-	-	-	-	-	-

Net derivative instruments	$-	$752,700	$-	$752,700	$-	$752,700

Concentrations of credit risk. At March 31, 2015, the Company’s primary concentration of credit risks are the risk of collecting accounts receivable and the risk of counterparties’ failure to perform under derivative obligations.

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

March 31, 2015

Unaudited

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are reported at fair value on a nonrecurring basis in the Company’s consolidated balance sheets. The following methods and assumptions were used to estimate the fair values:

Impairments of long-lived assets. The Company reviews its long-lived assets to be held and used, including proved oil and natural gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable, for instance when there are declines in commodity prices or well performance. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. In this circumstance, the Company recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. The Company reviews its oil and natural gas properties by depletion base or by individual well for those wells not constituting part of a depletion base. For each property determined to be impaired, an impairment loss equal to the difference between the carrying value of the properties and the estimated fair value of the properties would be recognized at that time.

It is reasonably possible that the estimate of undiscounted future net cash flows may change in the future resulting in the need to impair carrying values. The primary factors that may affect estimates of future cash flows are (i) commodity futures prices, (ii) increases or decreases in production and capital costs, (iii) future reserve adjustments, both positive and negative, to proved reserves and appropriate risk-adjusted probable and possible reserves and (iv) results of future drilling activities.

Additionally, based on the factors above as of March 31, 2015, the Company determined that undiscounted future cash flows attributable to certain depletion groups indicated that their carrying amounts were expected to be recovered; however, they may be at risk for impairment if management’s estimates of future cash flows further decline.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2015

Unaudited

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

The following table summarizes the gains (losses) reported in earnings related to the commodity derivative instruments for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
(in thousands)	2015	2014

Gain (loss) on derivatives not designated as hedges:
Oil derivatives	$110,280	$(24,220)
Natural gas derivatives	5,060	(11,395)
Total	$115,340	$(35,615)

The following table represents the Company's cash receipts from (payments on) derivatives for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
(in thousands)	2015	2014

Cash receipts from (payments on) derivatives not designated as hedges:
Oil derivatives	$160,186	$(9,769)
Natural gas derivatives	6,970	(5,068)
Total	$167,156	$(14,837)

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2015

Unaudited

Commodity derivative contracts at March 31, 2015. The following table sets forth the Company’s outstanding derivative contracts at March 31, 2015. When aggregating multiple contracts, the weighted average contract price is disclosed. All of the Company’s derivative contracts at March 31, 2015 are expected to settle by June 30, 2017.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Oil Swaps: (a)
2015:
Volume (Bbl)		4,579,000	4,314,000	4,109,000	13,002,000
Price per Bbl		$83.05	$82.83	$82.47	$82.79
2016:
Volume (Bbl)	3,398,000	3,248,000	3,138,000	2,715,000	12,499,000
Price per Bbl	$88.87	$89.24	$88.77	$63.48	$83.43
2017:
Volume (Bbl)	84,000	84,000	-	-	168,000
Price per Bbl	$87.00	$87.00	$-	$-	$87.00
Oil Basis Swaps: (b)
2015:
Volume (Bbl)		4,200,500	4,002,000	3,772,000	11,974,500
Price per Bbl		$(3.32)	$(3.30)	$(3.24)	$(3.29)
2016:
Volume (Bbl)	2,639,000	2,639,000	2,668,000	2,668,000	10,614,000
Price per Bbl	$(2.31)	$(2.31)	$(2.31)	$(2.31)	$(2.31)
Natural Gas Swaps: (c)
2015:
Volume (MMBtu)		5,915,000	5,980,000	5,980,000	17,875,000
Price per MMBtu		$4.16	$4.16	$4.16	$4.16
Natural Gas Basis Swaps: (d)
2015:
Volume (MMBtu)		1,365,000	1,380,000	1,380,000	4,125,000
Price per MMBtu		$(0.13)	(0.13)	$(0.13)	$(0.13)

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

Derivative counterparties.  The Company uses credit and other financial criteria to evaluate the credit worthiness of counterparties to its derivative instruments. The Company believes that all of its derivative counterparties are currently acceptable credit risks. Other than provided by the Company’s revolving credit facility, the Company is not required to provide credit support or collateral to any counterparties under its derivative contracts, nor are they required to provide credit support to the Company.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2015

Unaudited

At March 31, 2015, the Company had a net asset position of $700.9 million as a result of outstanding derivative contracts which are reflected in the accompanying consolidated balance sheets. The Company assessed this balance for concentration risk and noted balances of approximately $113.4 million, $85.3 million, $81.3 million and $73.7 million with  J.P. Morgan Chase Bank, Wells Fargo Bank, N.A., Barclays Bank PLC and Citibank, N.A., respectively.

Note 8. Debt

The Company’s debt consisted of the following at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
(in thousands)	2015	2014

Credit facility	$-	$139,500
7.0% unsecured senior notes due 2021	600,000	600,000
6.5% unsecured senior notes due 2022	600,000	600,000
5.5% unsecured senior notes due 2022	600,000	600,000
5.5% unsecured senior notes due 2023	1,550,000	1,550,000
Unamortized original issue premium, net	27,147	27,820
Less: current portion	-	-
Total long-term debt	$3,377,147	$3,517,320

Credit facility. The Company’s credit facility, as amended and restated, has a maturity date of May 9, 2019. In April 2015, the Company amended its credit agreement, which removed the current ratio financial covenant and reaffirmed its borrowing base of $3.25 billion. At March 31, 2015, commitments from the Company’s bank group totaled $2.5 billion.

Senior notes. Interest on the Company’s senior notes is paid in arrears semi-annually. The senior notes are fully and unconditionally guaranteed on a senior unsecured basis by all subsidiaries of the Company, subject to customary release provisions as described in Note 14.

At March 31, 2015, the Company was in compliance with the covenants under all of its debt instruments.

Principal maturities of long-term debt.  Principal maturities of long-term debt outstanding at March 31, 2015 were as follows:

(in thousands)

Remaining 2015	$-
2016	-
2017	-
2018	-
2019	-
2020	-
Thereafter	3,350,000
Total	$3,350,000

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2015

Unaudited

Interest expense.  The following amounts have been incurred and charged to interest expense for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
(in thousands)	2015	2014

Cash payments for interest	$46,007	$44,320
Amortization of original issue premium	(673)	(637)
Amortization of deferred loan origination costs	2,463	3,347
Net changes in accruals	6,982	9,105
Interest costs incurred	54,779	56,135
Less: capitalized interest	(1,210)	-
Total interest expense	$53,569	$56,135

Note 9. Commitments and contingencies

Severance agreements.   The Company has entered into severance and change in control agreements with all of its officers. The current annual salaries for the Company’s officers covered under such agreements total approximately $7.9 million.

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

Severance tax, royalty and joint interest audits.  The Company is subject to routine severance, royalty and joint interest audits from regulatory bodies and non-operators and makes accruals as necessary for estimated exposure when deemed probable and estimable. Additionally, the Company is subject to various possible contingencies that arise primarily from interpretations affecting the oil and natural gas industry. Such contingencies include differing interpretations as to the prices at which oil and natural gas sales may be made, the prices at which royalty owners may be paid for production from their leases, allowable costs under joint interest arrangements and other matters. At March 31, 2015 and December 31, 2014, the Company had $12.5 million and $12.3 million accrued for estimated exposure, respectively. Although the Company believes that it has estimated its exposure with respect to the various laws and regulations, administrative rulings and interpretations thereof, adjustments could be required as new interpretations and regulations are issued.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2015

Unaudited

Commitments. The Company periodically enters into contractual arrangements under which the Company is committed to expend funds. These contractual arrangements relate to purchase agreements the Company has entered into including daywork drilling contracts, water commitment agreements, throughput volume delivery commitments and power commitments. The following table summarizes the Company’s commitments at March 31, 2015:

(in thousands)

Remaining 2015	$42,201
2016	36,609
2017	17,210
2018	21,182
2019	10,040
2020	3,550
Thereafter	28,530
Total	$159,322

Operating leases. The Company leases vehicles, equipment and office facilities under non-cancellable operating leases. Lease payments associated with these operating leases for the three months ended March 31, 2015 and 2014 were approximately $1.9 million and $1.7 million, respectively.

Future minimum lease commitments under non-cancellable operating leases at March 31, 2015 were as follows:

(in thousands)

Remaining 2015	$5,460
2016	5,889
2017	5,861
2018	5,040
2019	4,227
2020	4,259
Thereafter	4,687
Total	$35,423

Note 10. Income taxes

The effective income tax rates were 35.6 percent and 37.7 percent for the three months ended March 31, 2015 and 2014, respectively. Total income tax expense for the three months ended March 31, 2015 and 2014 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income due primarily to state taxes and the impact of permanent differences between book and taxable income.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2015

Unaudited

Note 11. Related party transactions

The following table summarizes charges incurred with and payments made to related parties and reported in the Company’s consolidated statements of operations for the periods presented:

	Three Months Ended
	March 31,
(in thousands)	2015	2014

Amounts paid to a partnership in which a director has an ownership interest (a)	$1,694	$2,802

Amounts paid to a director and certain officers of the Company (b)	$523	$97

(a)   Amounts include royalties on certain properties and lease bonus payments paid to a partnership in which a director of the Company is the general partner and owns a 3.5 percent partnership interest.

(b)   Amounts include revenue interests, overriding royalty interests, and net profits interests in properties owned by the Company made to a director and certain officers (or affiliated entities). Amounts also include payments for an acreage acquisition and lease bonuses to an affiliated entity of an officer.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2015

Unaudited

Note 12. Net income per share

The Company uses the two-class method of calculating net income per share because certain of the Company’s unvested share-based awards qualify as participating securities.

The following table reconciles the Company’s income from operations and income attributable to common stockholders to the basic and diluted earnings used to determine the Company’s income per share amounts for the three months ended March 31, 2015 and 2014, respectively, under the two-class method:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2015	2014

Income as reported	$7,512	$91,307
Participating basic earnings	(74)	(1,068)
Basic income attributable to common stockholders	7,438	90,239
Reallocation of participating earnings	-	4
Diluted income attributable to common stockholders	$7,438	$90,243

Income per common share:
Basic	$0.07	$0.87
Diluted	$0.06	$0.87

The following table is a reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
(in thousands)	2015	2014

Weighted average common shares outstanding:
Basic	114,047	103,949
Dilutive common stock options	25	123
Dilutive performance units	411	234
Diluted	114,483	104,306

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

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2015

Unaudited

Note 13. Stockholders’ equity

Public common stock offering. In March 2015, the Company issued 6.9 million shares of its common stock  in a secondary public offering at $107.49 per share and received net proceeds of approximately $741.2 million.

Note 14. Subsidiary guarantors

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

The following condensed consolidating balance sheets at March 31, 2015 and December 31, 2014, condensed consolidating statements of operations for the three months ended March 31, 2015 and 2014 and condensed consolidating statements of cash flows for the three months ended March 31, 2015 and 2014, present financial information for Concho Resources Inc. as the parent on a stand-alone basis (carrying any investments in subsidiaries under the equity method), financial information for the subsidiary guarantors on a stand-alone basis and the consolidation and elimination entries necessary to arrive at the information for the Company on a consolidated basis. All current and deferred income taxes are recorded on Concho Resources Inc., as the subsidiaries are flow-through entities for income tax purposes. The subsidiary guarantors are not restricted from making distributions to the Company.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2015

Unaudited

Condensed Consolidating Balance Sheet
March 31, 2015

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

ASSETS
Accounts receivable - related parties	$7,405,404	$1,186,344	$(8,591,748)	$-
Other current assets	561,539	592,737	-	1,154,276
Oil and natural gas properties, net	-	10,555,807	-	10,555,807
Property and equipment, net	-	132,778	-	132,778
Investment in subsidiaries	4,035,672	-	(4,035,672)	-
Other long-term assets	271,232	93,053	-	364,285
Total assets	$12,273,847	$12,560,719	$(12,627,420)	$12,207,146

LIABILITIES AND EQUITY
Accounts payable - related parties	$1,186,344	$7,405,404	$(8,591,748)	$-
Other current liabilities	244,566	980,211	-	1,224,777
Long-term debt	3,377,147	-	-	3,377,147
Other long-term liabilities	1,423,441	139,432	-	1,562,873
Equity	6,042,349	4,035,672	(4,035,672)	6,042,349
Total liabilities and equity	$12,273,847	$12,560,719	$(12,627,420)	$12,207,146

Condensed Consolidating Balance Sheet
December 31, 2014

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

ASSETS
Accounts receivable - related parties	$6,670,744	$1,201,950	$(7,872,694)	$-
Other current assets	569,545	618,851	-	1,188,396
Oil and natural gas properties, net	-	10,076,878	-	10,076,878
Property and equipment, net	-	129,136	-	129,136
Investment in subsidiaries	4,085,045	-	(4,085,045)	-
Other long-term assets	330,792	74,761	-	405,553
Total assets	$11,656,126	$12,101,576	$(11,957,739)	$11,799,963

LIABILITIES AND EQUITY
Accounts payable - related parties	$1,201,950	$6,670,744	$(7,872,694)	$-
Other current liabilities	217,884	1,209,309	-	1,427,193
Long-term debt	3,517,320	-	-	3,517,320
Other long-term liabilities	1,438,184	136,478	-	1,574,662
Equity	5,280,788	4,085,045	(4,085,045)	5,280,788
Total liabilities and equity	$11,656,126	$12,101,576	$(11,957,739)	$11,799,963

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2015

Unaudited

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2015

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Total operating revenues	$-	$413,522	$-	$413,522
Total operating costs and expenses	114,604	(458,554)	-	(343,950)
Income (loss) from operations	114,604	(45,032)	-	69,572
Interest expense	(53,569)	-	-	(53,569)
Other, net	(49,373)	(4,341)	49,373	(4,341)
Income (loss) before income taxes	11,662	(49,373)	49,373	11,662
Income tax expense	(4,150)	-	-	(4,150)
Net income (loss)	$7,512	$(49,373)	$49,373	$7,512

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2014

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Total operating revenues	$-	$660,959	$-	$660,959
Total operating costs and expenses	(36,153)	(422,574)	-	(458,727)
Income (loss) from operations	(36,153)	238,385	-	202,232
Interest expense	(56,135)	-	-	(56,135)
Other, net	238,926	541	(238,926)	541
Income before income taxes	146,638	238,926	(238,926)	146,638
Income tax expense	(55,331)	-	-	(55,331)
Net income	$91,307	$238,926	$(238,926)	$91,307

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2015

Unaudited

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2015

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Net cash flows provided by (used in) operating activities	$(766,210)	$892,459	$-	$126,249
Net cash flows provided by (used in) investing activities	167,156	(818,920)	-	(651,764)
Net cash flows provided by (used in) financing activities	599,054	(73,539)	-	525,515
Net increase (decrease) in cash and cash equivalents	-	-	-	-
Cash and cash equivalents at beginning of period	-	21	-	21
Cash and cash equivalents at end of period	$-	$21	$-	$21

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2014

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Net cash flows provided by (used in) operating activities	$(30,312)	$506,292	$-	$475,980
Net cash flows used in investing activities	(14,837)	(559,859)	-	(574,696)
Net cash flows provided by financing activities	45,149	53,567	-	98,716
Net increase (decrease) in cash and cash equivalents	-	-	-	-
Cash and cash equivalents at beginning of period	-	21	-	21
Cash and cash equivalents at end of period	$-	$21	$-	$21

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2015

Unaudited

Note 15. Subsequent events

New commodity derivative contracts.  After March 31, 2015, the Company entered into the following oil price swaps and oil basis swaps to hedge additional amounts of the Company’s estimated future production:

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter	Total

Oil Swaps: (a)
	2015:
	Volume (Bbl)		535,000	1,405,000	795,000	2,735,000
	Price per Bbl		$59.83	$59.87	$60.05	$59.91
	2016:
	Volume (Bbl)	640,000	460,000	330,000	330,000	1,760,000
	Price per Bbl	$64.80	$64.88	$64.98	$64.98	$64.89
	2017:
	Volume (Bbl)	1,890,000	1,890,000	-	-	3,780,000
	Price per Bbl	$64.62	$64.62	$-	$-	$64.62
Oil Basis Swaps: (b)
	2015:
	Volume (Bbl)		150,000	460,000	460,000	1,070,000
	Price per Bbl		$(0.98)	$(0.98)	$(0.98)	$(0.98)
	2016:
	Volume (Bbl)	637,000	637,000	276,000	-	1,550,000
	Price per Bbl	$(1.68)	$(1.68)	$(1.70)	$-	$(1.68)

(a)	The index prices for the oil price swaps are based on the NYMEX – WTI monthly average futures price.
(b)	The basis differential price is between Midland – WTI and Cushing – WTI.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2015

Unaudited

Note 16. Supplementary information

Capitalized costs

	March 31,	December 31,
(in thousands)	2015	2014

Oil and natural gas properties:
Proved	$13,530,022	$12,795,970
Unproved	1,078,984	1,071,861
Less: accumulated depletion	(4,053,199)	(3,790,953)
Net capitalized costs for oil and natural gas properties	$10,555,807	$10,076,878

Costs incurred for oil and natural gas producing activities

	Three Months Ended
	March 31,
(in thousands)	2015	2014

Property acquisition costs:
Proved	$-	$20,490
Unproved	16,013	24,688
Exploration	429,169	324,497
Development	301,744	211,679
Total costs incurred for oil and natural gas properties	$746,926	$581,354

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

Overview

We are an independent oil and natural gas company engaged in the acquisition, development and exploration of producing oil and natural gas properties. Our core operating areas are located in the Permian Basin of Southeast New Mexico and West Texas. We refer to our three core operating areas as the (i) New Mexico Shelf, where we primarily target the Yeso formation with horizontal and vertical development, (ii) Delaware Basin, where we use horizontal drilling to target the Bone Spring formation (including the Avalon shale and the Bone Spring sands) and the Wolfcamp shale formation and (iii) Texas Permian in the Midland Basin, where we target the Wolfcamp and Spraberry formations with horizontal and vertical development. Oil comprised 58.1 percent of our 637.2 MMBoe of estimated proved reserves at December 31, 2014 and 67.8 percent of our 11.9 MMBoe of production for the three months ended March 31, 2015. We seek to operate the wells in which we own an interest, and we operated wells that accounted for 92.3 percent of our proved developed producing PV-10 and 79.5 percent of our approximately 7,208 gross wells at December 31, 2014. By controlling operations, we are able to more effectively manage the cost and timing of exploration and development of our properties, including the drilling and stimulation methods used.

Financial and Operating Performance

Our financial and operating performance for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, included the following highlights:

•         Net income was $7.5 million ($0.06 per diluted share) for the first three months of 2015, as compared to net income of $91.3 million ($0.87 per diluted share) during the three months ended March 31, 2014. The decrease in net income was primarily due to:

•       $247.4 million decrease in oil and natural gas revenues as a result of a 52 percent decrease in commodity price realizations per Boe (excluding the effects of derivative activities), which completely offset a 30 percent increase in production;

•       $45.8 million increase in depreciation, depletion and amortization expense, primarily due to increased production associated with new wells that were successfully drilled and completed in 2014 and 2015; and

•       $11.1 million increase in general and administrative expense due to an increase in the number of employees and related personnel expenses to manage our increased activities related to our increased drilling and exploration activities;

partially offset by:

•       $115.3 million gain on derivatives not designated as hedges for the three months ended March 31, 2015, as compared to a $35.6 million loss on derivatives not designated as hedges during the three months ended March 31, 2014;

•       $51.1 million decrease in income tax expense due to the decrease in income before income taxes resulting in a 35.6 percent effective tax rate; and

•       $19.6 million decrease in exploration and abandonment expense due primarily to more exploratory dry hole costs in 2014 as compared to 2015.

•         Average daily sales volumes increased by 30 percent to 132,187 Boe per day during the first three months of 2015, as compared to 101,623 Boe per day during the first three months of 2014. The increase is primarily attributable to our successful drilling and completion efforts during 2014 and 2015.

•         Net cash provided by operating activities decreased by approximately $349.8 million to $126.2 million for the first three months of 2015, as compared to $476.0 million in the first three months of 2014, primarily due to (i) a decrease in oil and natural gas revenues, (ii) negative variances in working capital changes and (iii) an increase in cash general and administrative expense.

•         Long-term debt decreased by approximately $140.2 million during the first three months of 2015, primarily due to utilizing a portion of the net proceeds from our March 2015 equity offering.

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

•         risks related to the concentration of our operations in the Permian Basin of Southeast New Mexico and West Texas and the level of commodity inventory in the Permian Basin;

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

Although we cannot predict the occurrence of events that may affect future commodity prices or the degree to which these prices will be affected, the prices for any commodity that we produce will generally approximate current market prices in the geographic region of the production. From time to time, we expect that we may economically hedge a portion of our commodity price risk to mitigate the impact of price volatility on our business. See Notes 7 and 15 of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding our commodity derivative positions at March 31, 2015 and additional derivative contracts entered into subsequent to March 31, 2015, respectively.

Oil and natural gas prices have been subject to significant fluctuations during the past several years. In general, average oil and natural gas prices were significantly lower during the comparable periods of 2015 measured against 2014. The following table sets forth the average New York Mercantile Exchange (“NYMEX”) oil and natural gas prices for the three months ended March 31, 2015 and 2014, as well as the high and low NYMEX prices for the same periods:

	Three Months Ended
	March 31,
	2015	2014

Average NYMEX prices:
Oil (Bbl)	$48.80	$98.60
Natural gas (MMBtu)	$2.82	$4.72

High and Low NYMEX prices:
Oil (Bbl):
High	$53.53	$104.92
Low	$43.46	$91.66
Natural gas (MMBtu):
High	$3.23	$6.15
Low	$2.58	$4.01

Further, the NYMEX oil price and NYMEX natural gas price reached highs and lows of $59.63 and $49.14 per Bbl and $2.78 and $2.49 per MMBtu, respectively, during the period from March 31, 2015 to May 1, 2015. At May 1, 2015, the NYMEX oil price and NYMEX natural gas price were $59.15 per Bbl and $2.78 per MMBtu, respectively.

Historically, approximately 45 to 65 percent of our total natural gas revenues have been derived from the value of the natural gas liquids contained in our natural gas, with the remaining portion coming from the value of the dry natural gas residue. In the past, our liquids-rich natural gas stream and the related value of the natural gas liquids included in our natural gas revenues resulted in our realized natural gas price (excluding the effects of derivatives) being greater than the related NYMEX natural gas price. However, during the three months ended March 31, 2015, our realized natural gas price (excluding the effects of derivatives) fell below the related NYMEX natural gas price as a result of the average Mont Belvieu price for a blended barrel of natural gas liquids decreasing to $19.30 per Bbl, as compared to $40.87 per Bbl during the three months ended March 31, 2014.

Recent Events

Common stock offering. In March 2015, we issued in a secondary public offering approximately 6.9 million shares of our common stock at $107.49 per share, and we received net proceeds of approximately $741.2 million. We used a portion of the net proceeds from this offering to repay all outstanding borrowings under our credit facility and the remainder for general corporate purposes.

Derivative Financial Instruments

Derivative financial instrument exposure. At March 31, 2015, the fair value of our financial derivatives was a net asset of $700.9 million. All of our counterparties to these financial derivatives are parties or affiliates of parties to our credit facility and have their outstanding debt commitments and derivative exposures collateralized pursuant to our credit facility. Under the terms of our financial derivative instruments and their collateralization under our credit facility, we do not have exposure to potential “margin calls” on our financial derivative instruments. We currently have no reason to believe that our counterparties to these commodity derivative contracts are not financially viable. Our credit facility does not allow us to offset amounts we may owe a lender against amounts we may be owed related to our financial instruments with such party or its affiliates.

New commodity derivative contracts. After March 31, 2015, we entered into the following oil price swaps and oil basis swaps to hedge additional amounts of our estimated future production:

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter	Total

Oil Swaps: (a)
	2015:
	Volume (Bbl)		535,000	1,405,000	795,000	2,735,000
	Price per Bbl		$59.83	$59.87	$60.05	$59.91
	2016:
	Volume (Bbl)	640,000	460,000	330,000	330,000	1,760,000
	Price per Bbl	$64.80	$64.88	$64.98	$64.98	$64.89
	2017:
	Volume (Bbl)	1,890,000	1,890,000	-	-	3,780,000
	Price per Bbl	$64.62	$64.62	$-	$-	$64.62
Oil Basis Swaps: (b)
	2015:
	Volume (Bbl)		150,000	460,000	460,000	1,070,000
	Price per Bbl		$(0.98)	$(0.98)	$(0.98)	$(0.98)
	2016:
	Volume (Bbl)	637,000	637,000	276,000	-	1,550,000
	Price per Bbl	$(1.68)	$(1.68)	$(1.70)	$-	$(1.68)

(a)	The index prices for the oil price swaps are based on the NYMEX – WTI monthly average futures price.
(b)	The basis differential price is between Midland – WTI and Cushing – WTI.

Results of Operations

The following table sets forth summary information concerning our production and operating data for the three months ended March 31, 2015 and 2014. Because of normal production declines, increased or decreased drilling activities, fluctuations in commodity prices and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as being indicative of future results.

	Three Months Ended
	March 31,
	2015	2014

Production and operating data:
Net production volumes:
Oil (MBbl)	8,066	5,846
Natural gas (MMcf)	22,985	19,800
Total (MBoe)	11,897	9,146

Average daily production volumes:
Oil (Bbl)	89,622	64,956
Natural gas (Mcf)	255,389	220,000
Total (Boe)	132,187	101,623

Average prices:
Oil, without derivatives (Bbl)	$43.34	$92.35
Oil, with derivatives (Bbl) (a)	$63.20	$90.68
Natural gas, without derivatives (Mcf)	$2.78	$6.12
Natural gas, with derivatives (Mcf) (a)	$3.08	$5.86
Total, without derivatives (Boe)	$34.76	$72.27
Total, with derivatives (Boe) (a)	$48.81	$70.65

Operating costs and expenses per Boe:
Lease operating expenses and workover costs	$7.64	$8.07
Oil and natural gas taxes	$2.91	$5.80
Depreciation, depletion and amortization	$22.46	$24.21
General and administrative	$4.95	$5.22

(a)	Includes the effect of cash receipts from (payments on) derivatives not designated as hedges:

	Three Months Ended
	March 31,
(in thousands)	2015	2014

Cash receipts from (payments on) derivatives not designated as hedges:
Oil derivatives	$160,186	$(9,769)
Natural gas derivatives	6,970	(5,068)
Total	$167,156	$(14,837)

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

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Oil and natural gas revenues.  Revenue from oil and natural gas operations was $413.5 million for the three months ended March 31, 2015, a decrease of $247.5 million (37 percent) from $661.0 million for the three months ended March 31, 2014. This decrease was primarily due to the decrease in realized oil and natural gas prices,  partially offset by increased production due to our successful drilling efforts during 2014 and 2015. Specific factors affecting oil and natural gas revenues include the following:

•         total oil production was 8,066 MBbl  for the three months ended March 31, 2015, an increase  of 2,220 MBbl  (38 percent) from 5,846 MBbl  for the three months ended March 31, 2014;

•         average realized oil price (excluding the effects of derivative activities) was $43.34 per Bbl during the three months ended March 31, 2015, a decrease of 53 percent  from $92.35  per Bbl during the three months ended March 31, 2014. For the three months ended March 31, 2015 and 2014, we realized approximately 89.9 percent and 93.7 percent, respectively, of the average NYMEX oil prices for the respective periods. The basis differential between the location of Midland, Texas and Cushing, Oklahoma (NYMEX pricing location) for our oil has a direct effect on our realized oil price. For the three months ended March 31, 2015 and 2014, the market basis differential between WTI-Midland and WTI-Cushing was a price reduction of $1.98 per Bbl and $3.50 per Bbl, respectively;

•         total natural gas production was 22,985 MMcf  for the three months ended March 31, 2015, an increase  of 3,185 MMcf  (16 percent) from 19,800 MMcf  for the three months ended March 31, 2014; and

•         average realized natural gas price (excluding the effects of derivative activities) was $2.78 per Mcf during the three months ended March 31, 2015, a decrease of 55 percent  from $6.12 per Mcf during the three months ended March 31, 2014. For the three months ended March 31, 2015 and 2014, we realized approximately 99.3 percent and 129.7 percent, respectively, of the average NYMEX natural gas prices for the respective periods. Historically, approximately 45 to 65 percent of our total natural gas revenues have been derived from the value of the natural gas liquids contained in our natural gas, with the remaining portion coming from the value of the dry natural gas residue. In the past, our liquids-rich natural gas stream and the related value of the natural gas liquids included in our natural gas revenues resulted in our realized natural gas price (excluding the effects of derivatives) being greater than the related NYMEX natural gas price. However, during the three months ended March 31, 2015, our realized natural gas price (excluding the effects of derivatives) fell below the related NYMEX natural gas price as a result of the average Mont Belvieu price for a blended barrel of natural gas liquids decreasing to $19.30 per Bbl, as compared to $40.87 per Bbl during the three months ended March 31, 2014.

Production expenses.  The following table provides the components of our total oil and natural gas production costs for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015		2014
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

Lease operating expenses	$83,658	$7.03	$70,193	$7.67
Taxes:
Ad valorem	5,255	0.44	5,691	0.62
Production	29,411	2.47	47,422	5.18
Workover costs	7,211	0.61	3,618	0.40
Total oil and natural gas production expenses	$125,535	$10.55	$126,924	$13.87

Among the cost components of production expenses, we have some control over lease operating expenses and workover costs on properties we operate, but production and ad valorem taxes are related to commodity prices.

Lease operating expenses were $83.7 million ($7.03 per Boe) for the three months ended March 31, 2015, which was an increase of $13.5 million (19 percent) from $70.2 million ($7.67 per Boe) for the three months ended March 31, 2014. The increase in lease operating expenses was primarily due to increased production associated with our wells successfully drilled and completed in 2014 and 2015. The decrease in lease operating expenses per Boe was primarily due to increased production associated with our wells successfully drilled and completed in 2014 and 2015 and a decrease in routine well maintenance and repairs.

Production taxes per unit of production were $2.47 per Boe during the three months ended March 31, 2015, a decrease of 52 percent from $5.18 per Boe during the three months ended March 31, 2014. The decrease was directly related to the decrease in oil and natural gas prices. Over the same period, our per Boe prices (excluding the effects of derivatives) decreased 52 percent.

Workover expenses were approximately $7.2 million and $3.6 million for the three months ended March 31, 2015 and 2014, respectively. The 2015 and 2014 expenses related primarily to routine workovers performed to increase or restore production.

Exploration and abandonments expense. The following table provides a breakdown of our exploration and abandonments expense for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
(in thousands)	2015	2014

Geological and geophysical	$1,432	$1,616
Exploratory dry hole costs	781	19,772
Leasehold abandonments	1,919	3,945
Other	1,623	42
Total exploration and abandonments	$5,755	$25,375

Our geological and geophysical expense for the periods presented above primarily consists of the costs of acquiring and processing geophysical data and core analysis.

Our exploratory dry hole costs during the three months ended March 31, 2015 were primarily related to expensing an unsuccessful well, which we did not operate, that was located in our New Mexico Shelf area. Our exploratory dry hole costs during the three months ended March 31, 2014 were primarily related to (i) partial expensing of unsuccessful horizontal laterals on two wells in the Delaware Basin, (ii) expensing two unsuccessful wells drilled while testing the outer limits of our Delaware Basin acreage and (iii) an unsuccessful horizontal lateral in the New Mexico Shelf area.

For the three months ended March 31, 2015 and 2014, we recorded approximately $1.9 million and $3.9 million of leasehold abandonments, respectively.

Depreciation, depletion and amortization expense.  The following table provides components of our depreciation, depletion and amortization expense for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015		2014
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

Depletion of proved oil and natural gas properties	$262,280	$22.05	$216,807	$23.71
Depreciation of other property and equipment	4,560	0.38	4,220	0.46
Amortization of intangible assets - operating rights	365	0.03	365	0.04
Total depletion, depreciation and amortization	$267,205	$22.46	$221,392	$24.21

Oil price used to estimate proved oil reserves at period end	$79.21		$94.92
Natural gas price used to estimate proved natural gas reserves at period end	$3.88		$3.99

Depletion of proved oil and natural gas properties was $262.3 million ($22.05 per Boe) for the three months ended March 31, 2015, an increase of $45.5 million (21 percent) from $216.8 million ($23.71 per Boe) for the three months ended March 31, 2014. The increase in depletion expense was primarily due to increased production associated with new wells that were successfully drilled and completed in 2014 and 2015. The decrease in depletion expense per Boe period over period was primarily due to a reduction in the net book value of our oil and natural gas properties due to a non-cash impairment charge of approximately $431.7 million recorded in the fourth quarter of 2014 and increased reserves supported by one or more reliable technologies, partially offset by lower commodity prices.

The increase in depreciation expense was primarily associated with additional other property and equipment related to buildings and other items as a result of our increased number of employees.

General and administrative expenses.  The following table provides components of our general and administrative expenses for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015		2014
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

General and administrative expenses	$49,670	$4.18	$41,466	$4.53
Non-cash stock-based compensation	15,495	1.30	11,432	1.25
Less: Third-party operating fee reimbursements	(6,364)	(0.53)	(5,148)	(0.56)
Total general and administrative expenses	$58,801	$4.95	$47,750	$5.22

General and administrative expenses were approximately $58.8 million ($4.95 per Boe) for the three months ended March 31, 2015, an increase of $11.0 million (23 percent) from $47.8 million ($5.22 per Boe) for the three months ended March 31, 2014. The increase in general and administrative expenses and non-cash stock-based compensation was primarily due to an increase in the number of employees and related personnel expenses in order to manage our increased activities directly related to our increased drilling and exploration activities.  The decrease in total general and administrative expenses per Boe was primarily due to increased production from our wells successfully drilled and completed in 2014 and 2015, partially offset by an increase in the number of employees and related personnel expenses in order to manage our increased activities, coupled with increasing salaries in 2014 due to the highly competitive labor market.

As the operator of certain oil and natural gas properties in which we own an interest, we earn overhead reimbursements during the drilling and production phases of the property. We earned reimbursements of $6.4 million and $5.1 million during the three months ended March 31, 2015 and 2014, respectively. This reimbursement is reflected as a reduction of general and administrative expenses in the consolidated statements of operations. The increase in third-party operating fee reimbursements was primarily due to increased reimbursements attributable to more wells operated as a result of continued drilling activity period over period.

Gain (loss) on derivatives not designated as hedges.  The following table sets forth the gain (loss) on derivatives not designated as hedges for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
(in thousands)	2015	2014

Gain (loss) on derivatives not designated as hedges:
Oil derivatives	$110,280	$(24,220)
Natural gas derivatives	5,060	(11,395)
Total	$115,340	$(35,615)

The following table represents our cash receipts from (payments on) derivatives for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
(in thousands)	2015	2014

Cash receipts from (payments on) derivatives not designated as hedges:
Oil derivatives	$160,186	$(9,769)
Natural gas derivatives	6,970	(5,068)
Total	$167,156	$(14,837)

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

Interest expense.  The following table sets forth interest expense, weighted average interest rates and weighted average debt balances for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
(dollars in thousands)	2015	2014

Interest expense	$53,569	$56,135
Capitalized interest	1,210	-
Interest expense, excluding impact of capitalized interest	$54,779	$56,135

Weighted average interest rate - credit facility	2.4%	2.2%
Weighted average interest rate - senior notes	5.9%	5.9%
Total weighted average interest rate	5.7%	5.7%

Weighted average credit facility balance	$252,528	$284,306
Weighted average senior notes balance	3,350,000	3,350,000
Total weighted average debt balance	$3,602,528	$3,634,306

The decrease in the weighted average debt balance for the three months ended March 31, 2015 as compared to the corresponding period in 2014 was due to the repayment of our credit facility using a portion of the proceeds from our March

2015 and May 2014 equity offerings. The decrease in interest expense was due to an overall decrease in the weighted average debt balance.

Income tax provisions.  We recorded an income tax expense of $4.2 million and $55.3 million for the three months ended March 31, 2015 and 2014, respectively. The effective income tax rates for the three months ended March 31, 2015 and 2014 were 35.6 percent and 37.7 percent, respectively.

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

Oil and natural gas properties. Our costs incurred on oil and natural gas properties, excluding acquisitions and asset retirement obligations, during the three months ended March 31, 2015 and 2014 totaled $729.4 million and $534.7 million, respectively. The increase in costs incurred was primarily due to additional completion activity. The primary reason for the differences in the costs incurred and cash flow expenditures was the timing of payments. The 2015 expenditures were funded in part from borrowings under our credit facility.

2015 capital budget. In January 2015, we announced our updated 2015 capital budget of approximately $2.0 billion, of which approximately 90 percent of our capital budget for drilling and completion costs will be dedicated to horizontal drilling opportunities. Our 2015 capital program is expected to continue focusing on drilling in the Delaware Basin. The capital spend related to our annual budget is weighted towards our first quarter of 2015. The 2015 capital budget, based on our current expectations of commodity prices and cost, will exceed our expected cash flow. We expect our cash flow and borrowings under our credit facility will be sufficient to fund our budgeted capital expenditure needs during 2015. However, if we experience sustained commodity prices lower than our forecasted pricing without sufficient costs reductions, we may adjust our capital budget to preserve our financial strength.

During the remainder of 2015, we plan to use our credit facility to fund such expenditures in excess of our cash flows. The actual amount and timing of our expenditures may differ materially from our estimates as a result of, among other things, actual drilling results, the timing of expenditures by third parties on projects that we do not operate, the costs of drilling rigs and other services and equipment, regulatory, technological and competitive developments and market conditions. In addition, under certain circumstances, we may consider increasing, decreasing or reallocating our capital spending plans.

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

Acquisitions. The following table reflects our expenditures for acquisitions of proved and unproved properties for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
(in thousands)	2015	2014

Property acquisition costs:
Proved	$-	$20,490
Unproved (a)	16,013	24,688
Total property acquisition costs	$16,013	$45,178

(a)

Included in the unproved property acquisition costs above are budgeted leasehold acreage acquisitions of $16.0 million and $10.0 million for the three months ended March 31, 2015 and 2014, respectively.

Contractual obligations.  Our contractual obligations include long-term debt, cash interest expense on debt, operating lease obligations, purchase obligations, employment agreements with executive officers, derivative liabilities, investment contributions related to Alpha Crude Connecter, LLC (“ACC”) and other obligations. Since December 31, 2014, the material changes in our contractual obligations included a $140.2 million decrease in outstanding long-term debt and a $54.3 million decrease in cash interest expense on debt. We also plan to contribute approximately $45.0 million of additional funds to ACC over the remainder of 2015. See Note 8 of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding our long-term debt and “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for information regarding the interest on our long-term debt and information on changes in the fair value of our open derivative obligations during the three months ended March 31, 2015.

Off-balance sheet arrangements.  Currently, we do not have any material off-balance sheet arrangements.

Capital resources.  Our primary sources of liquidity have been cash flows generated from operating activities (including the cash settlements received from (paid on) derivatives not designated as hedges presented in our investing activities), borrowings under our credit facility and proceeds from bond and equity offerings. We believe our 2015 expected capital expenditures will exceed our 2015 cash flow, and we have funded, and expect to continue to fund, the difference with cash on hand and borrowings under our credit facility. We believe that we have adequate availability under our credit facility to fund any cash flow deficits.

The following table summarizes our changes in cash and cash equivalents for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
(in thousands)	2015	2014

Net cash provided by operating activities	$126,249	$475,980
Net cash used in investing activities	(651,764)	(574,696)
Net cash provided by financing activities	525,515	98,716
Net increase (decrease) in cash and cash equivalents	$-	$-

Cash flow from operating activities. The decrease in operating cash flows during the three  months ended March 31, 2015 as compared to the same period in 2014 was primarily due to (i) a decrease in oil and natural gas revenues of approximately $247.4 million, (ii) approximately $91.2 million of negative variances in operating assets and liabilities and (iii) a cash increase in general and administrative expense of approximately $7.0 million.

Our net cash provided by operating activities included a reduction of approximately $44.9 million and an increase of approximately $46.3 million for the three  months ended March 31, 2015 and 2014, respectively, associated with changes in working capital items. Changes in working capital items adjust for the timing of receipts and payments of actual cash.

Cash flow used in investing activities. During the three months ended March 31, 2015 and 2014, we invested approximately $790.8 million and $554.3 million, respectively, for capital expenditures on oil and natural gas properties. Also, cash flows used in investing activities increased during the three months ended March 31, 2015 as compared to 2014 related to (i) contributions to our equity method investment of approximately $20.0 million during the three months ended March 31, 2015 and (ii) $8.1 million of investment in other property and equipment during the three months ended March 31, 2015 compared to $5.6 million during the comparative period of 2014, partially offset by 2015 settlements received on derivatives not designated as hedges of approximately $167.2 million during the three months ended March 31, 2015 compared to payments of approximately $14.8 million during the three months ended March 31, 2014.

Cash flow from financing activities.  Net cash provided by financing activities was approximately $525.5 million and $98.7 million for the three months ended March 31, 2015 and 2014, respectively.

In March 2015, we issued 6.9 million shares of our common stock in a secondary public offering at $107.49 per share and received net proceeds of approximately $741.2 million. We used a portion of the net proceeds from this offering to repay all outstanding borrowings under our credit facility and the remainder for general corporate purposes.

At March 31, 2015, we had unused commitments of approximately $2.5 billion based on bank commitments of $2.5 billion. The maturity date of the credit facility is May 9, 2019.

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

In conducting our business, we may utilize various financing sources, including the issuance of (i) fixed and floating rate debt, (ii) convertible securities, (iii) preferred stock, (iv) common stock and (v) other securities. Over the last three years, we have demonstrated our use of the capital markets by issuing common stock and senior unsecured debt. There are no assurances that we can access the capital markets to obtain additional funding, if needed, and at cost and terms that are favorable to us. We may also sell assets and issue securities in exchange for oil and natural gas assets or interests in oil and natural gas companies.  Additional securities may be of a class senior to common stock with respect to such matters as dividends and liquidation rights and may also have other rights and preferences as determined from time to time by our board of directors. Utilization of some of these financing sources may require approval from the lenders under our credit facility.

Liquidity. Our principal sources of liquidity are cash on hand and available borrowing capacity under our credit facility. At March 31, 2015, we had $21,000 of cash on hand.

At March 31, 2015, commitments from our bank group totaled $2.5 billion. In April 2015, we amended our credit agreement, which removed the current ratio financial covenant and reaffirmed our borrowing base of $3.25 billion. There is no assurance that our borrowing base will not be reduced, which could affect our liquidity. Upon a redetermination, our borrowing base could be substantially reduced.

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

Book capitalization and current ratio.   Our book capitalization at March 31, 2015 was $9.4 billion, consisting of debt of $3.4 billion and stockholders’ equity of $6.0 billion. Our debt to book capitalization was 36 percent and 40  percent at  March 31, 2015 and December 31, 2014, respectively. Our ratio of current assets to current liabilities was 0.94 to 1.0 at March 31, 2015 as compared to 0.83 to 1.0 at December 31, 2014.

Inflation and changes in prices.  Our revenues, the value of our assets, and our ability to obtain bank financing or additional capital on attractive terms have been and will continue to be affected by changes in commodity prices and the costs to produce our reserves. Commodity prices are subject to significant fluctuations that are beyond our ability to control or predict. During the three months ended March 31, 2015, we received an average of $43.34 per Bbl of oil and $2.78 per Mcf of natural gas before consideration of commodity derivative contracts compared to $92.35 per Bbl of oil and $6.12 per Mcf of natural gas in the three months ended March 31, 2014. Although certain of our costs are affected by general inflation, inflation does not normally have a significant effect on our business.

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

There have been no material changes in our critical accounting policies and procedures during the three months ended March 31, 2015. See our disclosure of critical accounting policies in “Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the United States Securities and Exchange Commission (the “SEC”) on February 26, 2015.

Recent accounting pronouncements. In April 2015, the FASB issued ASU No. 2015-03, “Interest–Imputation of Interest (Subtopic 835-30),” that requires debt issuance costs related to a recognized debt liability be presented as a direct deduction from the carrying amount of that debt liability. We currently present debt issuance costs on the balance sheet as an asset. The new standard does not impact current recognition or measurement guidance for debt issuance costs.

An entity is required to apply ASU 2015-03 for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the new standard is permitted. We are evaluating the impact that this new guidance will have on our balance sheet presentation of debt issuance costs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

We are exposed to a variety of market risks including credit risk, commodity price risk and interest rate risk. We address these risks through a program of risk management which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we are a party at March 31, 2015, and from which we may incur future gains or losses from changes in market interest rates or commodity prices and losses from extension of credit. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

We have entered into International Swap Dealers Association Master Agreements (“ISDA Agreements”) with each of our derivative counterparties. The terms of the ISDA Agreements provide us and the counterparties with rights of set off upon the occurrence of defined acts of default by either us or a counterparty to a derivative, whereby the party not in default may set off all derivative liabilities owed to the defaulting party against all derivative asset receivables from the defaulting party.  See Note 7 of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding our derivative activities.

Commodity price risk.  We are exposed to market risk as the prices of our commodities are subject to fluctuations resulting from changes in supply and demand. To reduce our exposure to changes in the prices of our commodities, we have entered into, and may in the future enter into, additional commodity price risk management arrangements for a portion of our oil and natural gas production. The agreements that we have entered into generally have the effect of providing us with a fixed price for a portion of our expected future oil and natural gas production over a fixed period of time. Our commodity price risk management arrangements are recorded at fair value and thus changes to the future commodity prices will have an impact on net income. The following table sets forth the hypothetical impact on the fair value of the commodity price risk management arrangements from an average increase and decrease in the commodity price of $10.00 per Bbl of oil and $1.00 per MMBtu of natural gas from the commodity prices at March 31, 2015:

	Increase of	Decrease of
	$10 per Bbl and	$10 per Bbl and
(in thousands)	$1 per MMBtu	$1 per MMBtu

Gain (loss):
Oil derivatives	$(255,561)	$255,561
Natural gas derivatives	(16,357)	16,357
Total	$(271,918)	$271,918

At March 31, 2015, we had (i) oil price swaps that settle on a monthly basis covering future oil production from April 1, 2015 through June 30, 2017 and (ii) oil basis swaps covering our Midland to Cushing basis differential from April 1, 2015 to December 31, 2016. See Note 7 of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information on our commodity derivative instruments. The average NYMEX oil price for the three months ended March 31, 2015 was $48.80 per Bbl. At May 1, 2015, the NYMEX oil price was $59.15 per Bbl.

At March 31, 2015, we had (i) natural gas price swaps that settle on a monthly basis covering future natural gas production from April 1, 2015 to December 31, 2015 and (ii) natural gas basis swaps covering our basis differential between the El Paso Permian delivery point and the NYMEX-Henry Hub delivery point from April 1, 2015 to December 31, 2015. See Note 7 of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information on our commodity derivative instruments. The average NYMEX natural gas price for the three months ended March 31, 2015 was $2.82 per MMBtu. At May 1, 2015, the NYMEX natural gas price was $2.78 per MMBtu.

A decrease in the average forward NYMEX oil and natural gas prices below those at March 31, 2015, would increase the fair value asset of our commodity derivative contracts from their recorded balance at March 31, 2015. Changes in the recorded fair value of the undesignated commodity derivative contracts are marked to market through earnings as gains or losses. The potential increase in our fair value asset would be recorded in earnings as a gain. However, an increase in the average forward NYMEX oil and natural gas prices above those at March 31, 2015 would decrease the fair value asset of our commodity derivative contracts from their recorded balance at March 31, 2015. The potential decrease in our fair value asset would be recorded in earnings as a loss. We are currently unable to estimate the effects on the earnings of future periods resulting from changes in the market value of our commodity derivative contracts.

The fair value of our derivative instruments is determined based on our valuation models. We did not change our valuation method during the three months ended March 31, 2015 for our derivative instruments. See Note 7 of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding our derivative instruments. The following table reconciles the changes that occurred in the fair values of our derivative instruments during the three months ended March 31, 2015:

Commodity Derivative
Instruments
(in thousands)	Net Assets (Liabilities) (a)

Fair value of contracts outstanding at December 31, 2014	$752,701
Changes in fair values (b)	115,340
Contract maturities	(167,156)
Fair value of contracts outstanding at March 31, 2015	$700,885

(a) Represents the fair values of open derivative contracts subject to market risk.
(b) At inception, new derivative contracts entered into by us have no intrinsic value.

Interest rate risk.  Our exposure to changes in interest rates relates primarily to debt obligations. We manage our interest rate exposure by limiting our variable-rate debt to a certain percentage of total capitalization and by monitoring the effects of market changes in interest rates. To reduce our exposure to changes in interest rates we may, in the future, enter into interest rate risk management arrangements for a portion of our outstanding debt. The agreements that we have entered into generally have the effect of providing us with a fixed interest rate for a portion of our variable rate debt. We may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to existing debt issues. Interest rate derivatives are used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio. We are exposed to changes in interest rates as a result of our credit facility, and the terms of our credit facility require us to pay higher interest rate margins as we utilize a larger percentage of our borrowing base.

We had no indebtedness outstanding under our credit facility at March 31, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at March 31, 2015 at the reasonable assurance level.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, under the headings “Item 1. Business — Competition,” “— Marketing Arrangements” and “— Applicable Laws and Regulations,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A. Quantitative and Qualitative Disclosure About Market Risk,” which risks could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2014. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2014 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total number of shares withheld (a)	Average price per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plan

January 1, 2015 - January 31, 2015	14,451	$100.18	-
February 1, 2015 - February 28, 2015	14,494	$117.51	-
March 1, 2015 - March 31, 2015	-	$-	-

(a)		Represents shares that were withheld by us to satisfy tax withholding obligations of certain of our officers and key employees that arose upon the lapse of restrictions on restricted stock.

Item 6.  Exhibits

Exhibit Number	Exhibit

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on August 8, 2007, and incorporated herein by reference).

3.2

Second Amended and Restated Bylaws of Concho Resources Inc., as amended November 7, 2012 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on November 8, 2012, and incorporated herein by reference).

4.1 10.1

Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K on February 22, 2013, and incorporated herein by reference).

First Amendment to Second Amended and Restated Credit Agreement, dated as of April 8, 2015, among Concho Resources Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 9, 2015, and incorporated herein by reference).

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

CONCHO RESOURCES INC.

Date:	May 5, 2015	By	/s/ Timothy A. Leach

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

4.1 10.1

Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K on February 22, 2013, and incorporated herein by reference).

First Amendment to Second Amended and Restated Credit Agreement, dated as of April 8, 2015, among Concho Resources Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 9, 2015, and incorporated herein by reference).

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