Form 10-Q
period 2015-06-30
CONCHO RESOURCES INC
filed 2015-07-30
CIK 1358071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Number of shares of the registrant’s common stock outstanding at July 27, 2015: 120,302,606 shares

i

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

•         disruptions to, capacity constraints in or other limitations on the pipeline systems that deliver oil, natural gas liquids and natural gas and other processing and transportation considerations;

•         the costs and availability of equipment, resources, services and personnel required to perform our drilling and operating activities;

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

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

iii

Concho Resources Inc.
Consolidated Balance Sheets
Unaudited

	June 30,	December 31,
(in thousands, except share and per share amounts)	2015	2014
Assets
Current assets:
Cash and cash equivalents	$280	$21
Accounts receivable, net of allowance for doubtful accounts:
Oil and natural gas	251,497	250,600
Joint operations and other	257,956	409,665
Derivative instruments	351,360	490,351
Prepaid costs and other	40,599	37,759
Total current assets	901,692	1,188,396
Property and equipment:
Oil and natural gas properties, successful efforts method	15,183,313	13,867,831
Accumulated depletion and depreciation	(4,353,015)	(3,790,953)
Total oil and natural gas properties, net	10,830,298	10,076,878
Other property and equipment, net	146,138	129,136
Total property and equipment, net	10,976,436	10,206,014
Deferred loan costs, net	63,497	68,443
Intangible asset - operating rights, net	26,424	27,154
Inventory	16,365	14,435
Noncurrent derivative instruments	93,843	262,349
Other assets	75,719	33,172
Total assets	$12,153,976	$11,799,963
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable - trade	$44,895	$20,380
Bank overdrafts	82,170	92,541
Revenue payable	202,542	238,098
Accrued and prepaid drilling costs	472,424	718,300
Deferred income taxes	115,781	162,566
Other current liabilities	181,317	195,308
Total current liabilities	1,099,129	1,427,193
Long-term debt	3,582,465	3,517,320
Deferred income taxes	1,389,702	1,438,185
Noncurrent derivative instruments	3,970	-
Asset retirement obligations and other long-term liabilities	140,563	136,477
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 authorized; 120,600,497 and
113,264,918 shares issued at June 30, 2015 and December 31, 2014, respectively	121	113
Additional paid-in capital	3,802,137	3,027,412
Retained earnings	2,166,770	2,279,741
Treasury stock, at cost; 299,249 and 260,124 shares at June 30, 2015 and
December 31, 2014, respectively	(30,881)	(26,478)
Total stockholders’ equity	5,938,147	5,280,788
Total liabilities and stockholders’ equity	$12,153,976	$11,799,963

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.
Consolidated Statements of Operations
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2015	2014	2015	2014

Operating revenues:
Oil sales	$470,890	$580,772	$820,474	$1,120,629
Natural gas sales	66,535	123,930	130,473	245,032
Total operating revenues	537,425	704,702	950,947	1,365,661
Operating costs and expenses:
Oil and natural gas production	142,265	134,944	267,800	261,868
Exploration and abandonments	12,020	28,288	17,775	53,663
Depreciation, depletion and amortization	304,802	237,445	572,007	458,837
Accretion of discount on asset retirement obligations	2,047	1,722	4,041	3,393
General and administrative (including non-cash stock-based compensation of
$15,450 and $9,775 for the three months ended June 30, 2015 and 2014, respectively, and $30,945 and $21,207 for the six months ended
June 30, 2015 and 2014, respectively)	60,923	49,535	119,724	97,285
Loss on derivatives not designated as hedges	147,399	164,707	32,059	200,322
Total operating costs and expenses	669,456	616,641	1,013,406	1,075,368
Income (loss) from operations	(132,031)	88,061	(62,459)	290,293
Other income (expense):
Interest expense	(53,482)	(55,388)	(107,051)	(111,523)
Loss on extinguishment of debt	-	(4,316)	-	(4,316)
Other, net	(5,678)	(9,529)	(10,019)	(8,988)
Total other expense	(59,160)	(69,233)	(117,070)	(124,827)
Income (loss) before income taxes	(191,191)	18,828	(179,529)	165,466
Income tax (expense) benefit	70,708	(7,059)	66,558	(62,390)
Net income (loss)	$(120,483)	$11,769	$(112,971)	$103,076
Earnings per share:
Basic net income (loss)	$(1.02)	$0.11	$(0.97)	$0.96
Diluted net income (loss)	$(1.02)	$0.11	$(0.97)	$0.96

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.
Consolidated Statement of Stockholders’ Equity
Unaudited

			Additional				Total
	Common Stock Issued		Paid-in	Retained	Treasury Stock		Stockholders’
(in thousands)	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
BALANCE AT DECEMBER 31, 2014	113,265	$113	$3,027,412	$2,279,741	260	$(26,478)	$5,280,788
Net loss	-	-	-	(112,971)	-	-	(112,971)
Issuance of common stock	6,900	7	741,502	-	-	-	741,509
Stock options exercised	4	1	57	-	-	-	58
Grants of restricted stock	447	-	-	-	-	-	-
Cancellation of restricted stock	(16)	-	-	-	-	-	-
Stock-based compensation	-	-	30,945	-	-	-	30,945
Excess tax benefits related to stock-based
compensation	-	-	2,221	-	-	-	2,221
Purchase of treasury stock	-	-	-	-	39	(4,403)	(4,403)
BALANCE AT JUNE 30, 2015	120,600	$121	$3,802,137	$2,166,770	299	$(30,881)	$5,938,147

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.
Consolidated Statements of Cash Flows
Unaudited

	Six Months Ended
	June 30,
(in thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(112,971)	$103,076
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	572,007	458,837
Accretion of discount on asset retirement obligations	4,041	3,393
Exploration and abandonments, including dry holes	12,352	41,762
Non-cash stock-based compensation expense	30,945	21,207
Deferred income taxes	(95,268)	34,951
(Gain) loss on disposition of assets and other	1,620	9,457
Loss on derivatives not designated as hedges	32,059	200,322
Other non-cash items	5,298	9,418
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	55,870	(83,061)
Prepaid costs and other	(2,098)	(6,154)
Inventory	(1,935)	4,782
Accounts payable	23,339	36,626
Revenue payable	(35,556)	17,671
Other current liabilities	(769)	2,441
Net cash provided by operating activities	488,934	854,728
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures on oil and natural gas properties	(1,492,547)	(1,054,000)
Additions to property, equipment and other assets	(26,146)	(20,456)
Proceeds from the disposition of assets	96	394
Contribution to equity method investment	(45,000)	(10,050)
Settlements received from (paid on) derivatives not designated as hedges	279,408	(40,891)
Net cash used in investing activities	(1,284,189)	(1,125,003)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	1,097,400	1,578,000
Payments of debt	(1,030,900)	(1,828,000)
Exercise of stock options	58	1,289
Excess tax benefit from stock-based compensation	2,221	4,000
Net proceeds from issuance of common stock	741,509	932,455
Payments for loan costs	-	(10,642)
Purchase of treasury stock	(4,403)	(4,642)
Decrease in bank overdrafts	(10,371)	(36,718)
Net cash provided by financing activities	795,514	635,742
Net increase in cash and cash equivalents	259	365,467
Cash and cash equivalents at beginning of period	21	21
Cash and cash equivalents at end of period	$280	$365,488

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2015

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

Use of estimates in the preparation of financial statements. Preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Depletion of oil and natural gas properties is determined using estimates of proved oil and natural gas reserves. There are numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. Similarly, evaluations for impairment of proved and unproved oil and natural gas properties are subject to numerous uncertainties including, among others, estimates of future recoverable reserves and commodity price outlooks. Other significant estimates include, but are not limited to, asset retirement obligations, fair value of derivative financial instruments, fair value of business combinations, fair value of stock-based compensation and income taxes.

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

Deferred loan costs. Deferred loan costs are stated at cost, net of amortization, which is computed using the effective interest and straight-line methods. The Company had deferred loan costs of $63.5 million and $68.4 million, net of accumulated amortization of $64.6 million and $59.7 million, at June 30, 2015 and December 31, 2014, respectively.

Equity method investment. The Company owns a 50 percent member interest in a midstream joint venture, Alpha Crude Connector, LLC (“ACC”), to construct a crude oil gathering and transportation system in the northern Delaware Basin. The Company has the option to purchase the member interest of the other investor in ACC. This purchase option becomes exercisable three months after the completion date of the pipeline and remains exercisable for a period of twelve months. The Company accounts for its investment in ACC under the equity method of accounting for investments in unconsolidated affiliates. The Company’s net investment in ACC is $74.3 million at June 30, 2015 and is included in other assets in the Company’s consolidated balance sheet. The equity loss for the six months ended June 30, 2015 is approximately $1.7 million and is included in other expense in the Company’s consolidated statement of operations. During the six months ended June 30, 2015, the Company recorded $1.5 million of capitalized interest on its investment in ACC.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2015

Unaudited

Revenue recognition. Oil and natural gas revenues are recorded at the time of physical transfer of such products to the purchaser, which for the Company is primarily at the wellhead. The Company follows the sales method of accounting for oil and natural gas sales, recognizing revenues based on the Company’s actual proceeds from the oil and natural gas sold to purchasers.

General and administrative expense. The Company receives fees for the operation of jointly-owned oil and natural gas properties and records such reimbursements as reductions of general and administrative expense. Such fees totaled approximately $6.4 million and $5.9 million for the three months ended June 30, 2015 and 2014, respectively, and $12.7 million and $11.0 million for the six months ended June 30, 2015 and 2014, respectively.

Recent accounting pronouncements. In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest–Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented as a direct deduction from the carrying amount of that debt liability. The Company currently presents debt issuance costs on the balance sheet as an asset.

An entity is required to apply ASU 2015-03 for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The Company plans to early adopt this ASU on December 31, 2015. As of June 30, 2015, the Company had $45.6 million of debt issuance costs, which under this standard would be reclassified from an asset to a direct deduction to the related debt liability.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services.

The original effective date to apply ASU 2014-09 was for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. However, on July 9, 2015, the FASB voted to approve a one-year deferral of the effective date of this standard, which when formalized in an ASU, will move the effective date to annual reporting periods beginning after December 15, 2017. An entity can apply ASU 2014-09 using either a full retrospective method, meaning the standard is applied to all of the periods presented, or a modified retrospective method, meaning the cumulative effect of initially applying the standard is recognized in the most current period presented in the financial statements. The Company is evaluating the impact that this new guidance will have on its consolidated financial statements.

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

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2015

Unaudited

The following table reflects the Company’s net capitalized exploratory well activity during the six months ended June 30, 2015:

Six Months Ended
(in thousands)	June 30, 2015

Beginning capitalized exploratory well costs	$241,657
Additions to exploratory well costs pending the determination of proved reserves	109,894
Reclassifications due to determination of proved reserves	(214,981)
Exploratory well costs charged to expense	(532)
Ending capitalized exploratory well costs	$136,038

The following table provides an aging at June 30, 2015 and December 31, 2014 of capitalized exploratory well costs based on the date drilling was completed:

	June 30,	December 31,
(dollars in thousands)	2015	2014

Capitalized exploratory well costs that have been capitalized for a period of one year or less	$127,694	$232,346
Capitalized exploratory well costs that have been capitalized for a period greater than one year	8,344	9,311
Total capitalized exploratory well costs	$136,038	$241,657
Number of projects with exploratory well costs that have been capitalized for a period greater
than one year	3	7

Delaware Basin project. At June 30, 2015, the Company had approximately $5.3 million of suspended well costs greater than one year recorded for a well that was initially drilled to monitor nearby wells but is now undergoing tests to determine commercial production capability.

Projects operated by others. At June 30, 2015, the Company had approximately $3.0 million of suspended well costs greater than one year recorded for two wells that are operated by others and waiting on completion.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2015

Unaudited

Note 4. Asset retirement obligations

The Company’s asset retirement obligations primarily relate to the future plugging and abandonment of wells and facilities. The following table summarizes the Company’s asset retirement obligation activity during the six months ended June 30, 2015:

Six Months Ended
(in thousands)	June 30, 2015

Asset retirement obligations, beginning of period	$119,881
Liabilities incurred from new wells	2,905
Accretion expense	4,041
Liabilities settled upon plugging and abandoning wells	(3,031)
Revision of estimates	(12)
Asset retirement obligations, end of period	$123,784

Note 5.  Stock incentive plan

The Company’s 2015 Stock Incentive Plan provides for granting stock options, restricted stock awards and performance awards to directors, officers and employees of the Company.

A summary of the Company’s activity for the six months ended June 30, 2015 is presented below:

	Restricted	Stock	Performance
	Stock	Options	Units
Outstanding at December 31, 2014	1,091,309	47,713	250,314
Awards granted (a)	447,208	-	176,330
Options exercised	-	(4,812)	-
Awards cancelled / forfeited	(16,441)	-	-
Lapse of restrictions	(259,699)	-	-
Outstanding at June 30, 2015	1,262,377	42,901	426,644

(a) Weighted average grant date fair value per share	$109.79	$-	$156.86

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2015

Unaudited

The following table reflects the future stock-based compensation expense to be recorded for all the stock-based compensation awards that were outstanding at June 30, 2015:

(in thousands)

Remaining 2015	$32,253
2016	47,633
2017	27,324
2018	6,393
2019	246
Thereafter	4
Total	$113,853

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

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2015

Unaudited

Financial Assets and Liabilities Measured at Fair Value

The following table presents the carrying amounts and fair values of the Company’s financial instruments at June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value

Assets:
Derivative instruments	$445,203	$445,203	$752,700	$752,700

Liabilities:
Derivative instruments	$3,970	$3,970	$-	$-
Credit facility	$206,000	$195,793	$139,500	$131,068
7.0% senior notes due 2021	$600,000	$628,500	$600,000	$625,500
6.5% senior notes due 2022	$600,000	$624,000	$600,000	$628,500
5.5% senior notes due 2022	$600,000	$597,360	$600,000	$598,500
5.5% senior notes due 2023	$1,576,465	$1,580,406	$1,577,820	$1,573,875

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

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2015

Unaudited

Derivative instruments. The fair value of the Company’s derivative instruments is estimated by management considering various factors, including closing exchange and over-the-counter quotations and the time value of the underlying commitments. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following tables summarize (i) the valuation of each of the Company’s financial instruments by required fair value hierarchy levels and (ii) the gross fair value by the appropriate balance sheet classification, even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the Company’s consolidated balance sheets at June 30, 2015 and December 31, 2014. The Company nets the fair value of derivative instruments by counterparty in the Company’s consolidated balance sheets.

June 30, 2015
	Fair Value Measurements Using					Net
	Quoted Prices				Gross	Fair Value
	in Active	Significant			Amounts	Presented
	Markets for	Other	Significant		Offset in the	in the
	Identical	Observable	Unobservable		Consolidated	Consolidated
	Assets	Inputs	Inputs	Total	Balance	Balance
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Fair Value	Sheet	Sheet

Assets:
Current:
Commodity derivatives	$-	$392,672	$-	$392,672	$(41,312)	$351,360
Noncurrent:
Commodity derivatives	-	100,436	-	100,436	(6,593)	93,843

Liabilities:
Current:
Commodity derivatives	-	(41,312)	-	(41,312)	41,312	-
Noncurrent:
Commodity derivatives	-	(10,563)	-	(10,563)	6,593	(3,970)

Net derivative instruments	$-	$441,233	$-	$441,233	$-	$441,233

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2015

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

Concentrations of credit risk. At June 30, 2015, the Company’s primary concentration of credit risks are the risk of collecting accounts receivable and the risk of counterparties’ failure to perform under derivative obligations.

The Company has entered into International Swap Dealers Association Master Agreements (“ISDA Agreements”) with each of its derivative counterparties. The terms of the ISDA Agreements provide the Company and the counterparties with rights of set-off upon the occurrence of defined acts of default by either the Company or a counterparty to a derivative, whereby the party not in default may set off all derivative liabilities owed to the defaulting party against all derivative asset receivables from the defaulting party. See Note 7 for additional information regarding the Company’s derivative activities.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2015

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

Based on the factors above as of June 30, 2015, the Company determined that undiscounted future cash flows attributable to certain depletion groups indicated that their carrying amounts were expected to be recovered; however, they may be at risk for impairment if management’s estimates of future cash flows further decline.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2015

Unaudited

Note 7. Derivative financial instruments

The Company uses derivative financial instruments to manage its exposure to commodity price fluctuations. Commodity derivative instruments are used to (i) reduce the effect of the volatility of price changes on the oil and natural gas the Company produces and sells, (ii) support the Company’s capital budget and expenditure plans and (iii) support the economics associated with acquisitions. The Company does not enter into derivative financial instruments for speculative or trading purposes. The Company may also enter into physical delivery contracts to effectively provide commodity price hedges. Because these physical delivery contracts are not expected to be net cash settled, they are considered to be normal sales contracts and not derivatives. Therefore, these contracts are not recorded in the Company’s consolidated financial statements.

The Company does not designate its derivative instruments to qualify for hedge accounting. Accordingly, the Company reflects changes in the fair value of its derivative instruments in its statements of operations as they occur.

The following table summarizes the gains (losses) reported in earnings related to the commodity derivative instruments for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014

Gain (loss) on derivatives not designated as hedges:
Oil derivatives	$(146,549)	$(163,655)	$(36,269)	$(187,875)
Natural gas derivatives	(850)	(1,052)	4,210	(12,447)
Total	$(147,399)	$(164,707)	$(32,059)	$(200,322)

The following table represents the Company’s cash receipts from (payments on) derivatives for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014

Cash receipts from (payments on) derivatives not designated as hedges:
Oil derivatives	$103,129	$(24,569)	$263,315	$(34,338)
Natural gas derivatives	9,123	(1,485)	16,093	(6,553)
Total	$112,252	$(26,054)	$279,408	$(40,891)

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2015

Unaudited

Commodity derivative contracts at June 30, 2015. The following table sets forth the Company’s outstanding derivative contracts at June 30, 2015. When aggregating multiple contracts, the weighted average contract price is disclosed. All of the Company’s derivative contracts at June 30, 2015 are expected to settle by June 30, 2017.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Oil Swaps: (a)
2015:
Volume (Bbl)			5,719,000	4,904,000	10,623,000
Price per Bbl			$77.19	$78.84	$77.95
2016:
Volume (Bbl)	4,188,000	3,858,000	3,618,000	3,195,000	14,859,000
Price per Bbl	$84.33	$85.38	$85.60	$63.69	$80.48
2017:
Volume (Bbl)	2,784,000	2,784,000	-	-	5,568,000
Price per Bbl	$65.60	$65.60	$-	$-	$65.60
Oil Basis Swaps: (b)
2015:
Volume (Bbl)			5,506,000	4,876,000	10,382,000
Price per Bbl			$(2.65)	$(2.72)	$(2.68)
2016:
Volume (Bbl)	4,124,000	3,821,000	3,404,000	3,128,000	14,477,000
Price per Bbl	$(2.05)	$(2.11)	$(2.17)	$(2.22)	$(2.13)
2017:
Volume (Bbl)	2,430,000	2,457,000	-	-	4,887,000
Price per Bbl	$(1.67)	$(1.67)	$-	$-	$(1.67)
Natural Gas Swaps: (c)
2015:
Volume (MMBtu)			5,980,000	5,980,000	11,960,000
Price per MMBtu			$4.16	$4.16	$4.16
Natural Gas Basis Swaps: (d)
2015:
Volume (MMBtu)			1,380,000	1,380,000	2,760,000
Price per MMBtu			$(0.13)	$(0.13)	$(0.13)

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

Derivative counterparties.  The Company uses credit and other financial criteria to evaluate the creditworthiness of counterparties to its derivative instruments. The Company believes that all of its derivative counterparties are currently acceptable credit risks. Other than provided by the Company’s revolving credit facility, the Company is not required to provide credit support or collateral to any counterparties under its derivative contracts, nor are they required to provide credit support to the Company.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2015

Unaudited

At June 30, 2015, the Company had a net asset position of $441.2 million as a result of outstanding derivative contracts which are reflected in the accompanying consolidated balance sheets. The Company assessed this balance for concentration risk and noted balances of approximately $64.9 million, $57.8 million, $54.2 million and $47.4 million with  J.P. Morgan Chase Bank, Wells Fargo Bank, N.A., Barclays Bank PLC and KeyBank National Association, respectively.

Note 8. Debt

The Company’s debt consisted of the following at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
(in thousands)	2015	2014

Credit facility	$206,000	$139,500
7.0% unsecured senior notes due 2021	600,000	600,000
6.5% unsecured senior notes due 2022	600,000	600,000
5.5% unsecured senior notes due 2022	600,000	600,000
5.5% unsecured senior notes due 2023	1,550,000	1,550,000
Unamortized original issue premium, net	26,465	27,820
Less: current portion	-	-
Total long-term debt	$3,582,465	$3,517,320

Credit facility. The Company’s credit facility, as amended and restated, has a maturity date of May 9, 2019. In April 2015, the Company amended its credit agreement to remove the current ratio financial covenant. The Company’s borrowing base is $3.25 billion until the next scheduled borrowing base redetermination in May 2016. At June 30, 2015, commitments from the Company’s bank group totaled $2.5 billion.

Senior notes. Interest on the Company’s senior notes is paid in arrears semi-annually. The senior notes are fully and unconditionally guaranteed on a senior unsecured basis by all subsidiaries of the Company, subject to customary release provisions as described in Note 14.

At June 30, 2015, the Company was in compliance with the covenants under all of its debt instruments.

Principal maturities of long-term debt.  Principal maturities of long-term debt outstanding at June 30, 2015 were as follows:

(in thousands)

Remaining 2015	$-
2016	-
2017	-
2018	-
2019	206,000
2020	-
Thereafter	3,350,000
Total	$3,556,000

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2015

Unaudited

Interest expense.  The following amounts have been incurred and charged to interest expense for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014

Cash payments for interest	$59,225	$65,480	$105,232	$109,800
Amortization of original issue discount (premium)	(681)	(645)	(1,355)	(1,282)
Amortization of deferred loan origination costs	2,482	2,725	4,945	6,072
Net changes in accruals	(6,365)	(12,172)	618	(3,067)
Interest costs incurred	54,661	55,388	109,440	111,523
Less: capitalized interest	(1,179)	-	(2,389)	-
Total interest expense	$53,482	$55,388	$107,051	$111,523

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

Severance tax, royalty and joint interest audits.  The Company is subject to routine severance, royalty and joint interest audits from regulatory bodies and non-operators and makes accruals as necessary for estimated exposure when deemed probable and estimable. Additionally, the Company is subject to various possible contingencies that arise primarily from interpretations affecting the oil and natural gas industry. Such contingencies include differing interpretations as to the prices at which oil and natural gas sales may be made, the prices at which royalty owners may be paid for production from their leases, allowable costs under joint interest arrangements and other matters. At June 30, 2015 and December 31, 2014, the Company had $12.1 million and $12.3 million accrued for estimated exposure, respectively. Although the Company believes that it has estimated its exposure with respect to the various laws and regulations, administrative rulings and interpretations thereof, adjustments could be required as new interpretations and regulations are issued.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2015

Unaudited

Commitments. The Company periodically enters into contractual arrangements under which the Company is committed to expend funds. These contractual arrangements relate to purchase agreements the Company has entered into including daywork drilling contracts, water commitment agreements, throughput volume delivery commitments and power commitments. The following table summarizes the Company’s commitments at June 30, 2015:

(in thousands)

Remaining 2015	$27,341
2016	38,233
2017	24,474
2018	20,633
2019	9,931
2020	3,517
Thereafter	27,943
Total	$152,072

Operating leases. The Company leases vehicles, equipment and office facilities under non-cancellable operating leases. Lease payments associated with these operating leases for the three months ended June 30, 2015 and 2014 were approximately $1.9 million and $1.7 million, respectively, and approximately $3.8 million and $3.4 million for the six months ended June 30, 2015 and 2014, respectively.

Future minimum lease commitments under non-cancellable operating leases at June 30, 2015 were as follows:

(in thousands)

Remaining 2015	$3,792
2016	6,269
2017	6,137
2018	5,233
2019	4,306
2020	4,259
Thereafter	4,687
Total	$34,683

Note 10. Income taxes

The effective income tax rates were 37.0 percent and 37.5 percent for the three months ended June 30, 2015 and 2014, respectively, and 37.1 percent and 37.7 percent for the six months ended June 30, 2015 and 2014, respectively. Total income tax expense for the three and six months ended June 30, 2015 and 2014 differed from amounts computed by applying the United States federal statutory tax rates to pre-tax income due primarily to state taxes and the impact of permanent differences between book and taxable income.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2015

Unaudited

Note 11. Related party transactions

The following table summarizes charges incurred with and payments made to related parties and reported in the Company’s consolidated statements of operations for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014

Amounts paid to a partnership in which a director has an ownership interest (a)	$1,403	$3,253	$3,097	$6,055

Royalties paid to a director and certain officers of the Company (b)	$32	$60	$555	$157

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

June 30, 2015

Unaudited

Note 12. Net income (loss) per share

The Company uses the two-class method of calculating net income (loss) per share because certain of the Company’s unvested share-based awards qualify as participating securities.

The following table reconciles the Company’s income (loss) from operations and income (loss) attributable to common stockholders to the basic and diluted earnings used to determine the Company’s income (loss) per share amounts for the three and six months ended June 30, 2015 and 2014, respectively, under the two-class method:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2015	2014	2015	2014

Income (loss) as reported	$(120,483)	$11,769	$(112,971)	$103,076
Participating basic earnings	-	(131)	-	(1,174)
Basic income (loss) attributable to common stockholders	(120,483)	11,638	(112,971)	101,902
Reallocation of participating earnings	-	1	-	3
Diluted income (loss) attributable to common stockholders	$(120,483)	$11,639	$(112,971)	$101,905

Income (loss) per common share:
Basic	$(1.02)	$0.11	$(0.97)	$0.96
Diluted	$(1.02)	$0.11	$(0.97)	$0.96

The following table is a reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014

Weighted average common shares outstanding:
Basic	117,637	107,733	116,502	105,852
Dilutive common stock options	-	107	-	115
Dilutive performance units	-	211	-	222
Diluted	117,637	108,051	116,502	106,189

Performance unit awards. The number of shares of common stock that will ultimately be issued for performance units will be determined by a combination of (i) comparing the Company’s total shareholder return relative to the total shareholder return of a predetermined group of peer companies at the end of the performance period and (ii) the Company’s absolute total shareholder return at the end of the performance period. The performance period is 36 months. The actual payout of shares will be between zero and 300 percent of the performance units granted depending on the Company’s performance at the end of the performance period.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2015

Unaudited

Note 13. Stockholders’ equity

Public common stock offering. In March 2015, the Company issued 6.9 million shares of its common stock in a public offering at $107.49 per share and received net proceeds of approximately $741.5 million.

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

The following condensed consolidating balance sheets at June 30, 2015 and December 31, 2014, condensed consolidating statements of operations for the three and six months ended June 30, 2015 and 2014 and condensed consolidating statements of cash flows for the six months ended June 30, 2015 and 2014, present financial information for Concho Resources Inc. as the parent on a stand-alone basis (carrying any investments in subsidiaries under the equity method), financial information for the subsidiary guarantors on a stand-alone basis and the consolidation and elimination entries necessary to arrive at the information for the Company on a consolidated basis. All current and deferred income taxes are recorded on Concho Resources Inc., as the subsidiaries are flow-through entities for income tax purposes. The subsidiary guarantors are not restricted from making distributions to the Company.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2015

Unaudited

Condensed Consolidating Balance Sheet
June 30, 2015

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

ASSETS
Accounts receivable - related parties	$7,684,553	$1,171,087	$(8,855,640)	$-
Other current assets	383,698	517,994	-	901,692
Oil and natural gas properties, net	-	10,830,298	-	10,830,298
Property and equipment, net	-	146,138	-	146,138
Investment in subsidiaries	4,046,002	-	(4,046,002)	-
Other long-term assets	157,340	118,508	-	275,848
Total assets	$12,271,593	$12,784,025	$(12,901,642)	$12,153,976

LIABILITIES AND EQUITY
Accounts payable - related parties	$1,171,087	$7,684,553	$(8,855,640)	$-
Other current liabilities	186,222	912,907	-	1,099,129
Long-term debt	3,582,465	-	-	3,582,465
Other long-term liabilities	1,393,672	140,563	-	1,534,235
Equity	5,938,147	4,046,002	(4,046,002)	5,938,147
Total liabilities and equity	$12,271,593	$12,784,025	$(12,901,642)	$12,153,976

Condensed Consolidating Balance Sheet
December 31, 2014

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

ASSETS
Accounts receivable - related parties	$6,670,744	$1,201,950	$(7,872,694)	$-
Other current assets	569,545	618,851	-	1,188,396
Oil and natural gas properties, net	-	10,076,878	-	10,076,878
Property and equipment, net	-	129,136	-	129,136
Investment in subsidiaries	4,085,045	-	(4,085,045)	-
Other long-term assets	330,792	74,761	-	405,553
Total assets	$11,656,126	$12,101,576	$(11,957,739)	$11,799,963

LIABILITIES AND EQUITY
Accounts payable - related parties	$1,201,950	$6,670,744	$(7,872,694)	$-
Other current liabilities	217,884	1,209,309	-	1,427,193
Long-term debt	3,517,320	-	-	3,517,320
Other long-term liabilities	1,438,184	136,478	-	1,574,662
Equity	5,280,788	4,085,045	(4,085,045)	5,280,788
Total liabilities and equity	$11,656,126	$12,101,576	$(11,957,739)	$11,799,963

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2015

Unaudited

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2015

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Total operating revenues	$-	$537,425	$-	$537,425
Total operating costs and expenses	(148,039)	(521,417)	-	(669,456)
Income (loss) from operations	(148,039)	16,008	-	(132,031)
Interest expense	(53,482)	-	-	(53,482)
Other, net	10,330	(5,678)	(10,330)	(5,678)
Income (loss) before income taxes	(191,191)	10,330	(10,330)	(191,191)
Income tax benefit	70,708	-	-	70,708
Net income (loss)	$(120,483)	$10,330	$(10,330)	$(120,483)

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2014

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Total operating revenues	$-	$704,702	$-	$704,702
Total operating costs and expenses	(165,326)	(451,315)	-	(616,641)
Income (loss) from operations	(165,326)	253,387	-	88,061
Interest expense	(55,388)	-	-	(55,388)
Loss on extinguishment of debt	(4,316)	-	-	(4,316)
Other, net	243,858	(9,530)	(243,857)	(9,529)
Income before income taxes	18,828	243,857	(243,857)	18,828
Income tax expense	(7,059)	-	-	(7,059)
Net income	$11,769	$243,857	$(243,857)	$11,769

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2015

Unaudited

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2015

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Total operating revenues	$-	$950,947	$-	$950,947
Total operating costs and expenses	(33,435)	(979,971)	-	(1,013,406)
Loss from operations	(33,435)	(29,024)	-	(62,459)
Interest expense	(107,051)	-	-	(107,051)
Other, net	(39,043)	(10,019)	39,043	(10,019)
Loss before income taxes	(179,529)	(39,043)	39,043	(179,529)
Income tax benefit	66,558	-	-	66,558
Net loss	$(112,971)	$(39,043)	$39,043	$(112,971)

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2014

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Total operating revenues	$-	$1,365,661	$-	$1,365,661
Total operating costs and expenses	(201,479)	(873,889)	-	(1,075,368)
Income (loss) from operations	(201,479)	491,772	-	290,293
Interest expense	(111,523)	-	-	(111,523)
Loss on extinguishment of debt	(4,316)	-	-	(4,316)
Other, net	482,784	(8,989)	(482,783)	(8,988)
Income before income taxes	165,466	482,783	(482,783)	165,466
Income tax expense	(62,390)	-	-	(62,390)
Net income	$103,076	$482,783	$(482,783)	$103,076

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2015

Unaudited

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2015

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Net cash flows provided by (used in) operating activities	$(1,085,293)	$1,574,227	$-	$488,934
Net cash flows provided by (used in) investing activities	279,408	(1,563,597)	-	(1,284,189)
Net cash flows provided by (used in) financing activities	805,885	(10,371)	-	795,514
Net increase in cash and cash equivalents	-	259	-	259
Cash and cash equivalents at beginning of period	-	21	-	21
Cash and cash equivalents at end of period	$-	$280	$-	$280

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2014

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Net cash flows provided by (used in) operating activities	$(631,569)	$1,486,297	$-	$854,728
Net cash flows used in investing activities	(40,891)	(1,084,112)	-	(1,125,003)
Net cash flows provided by (used in) financing activities	672,460	(36,718)	-	635,742
Net increase in cash and cash equivalents	-	365,467	-	365,467
Cash and cash equivalents at beginning of period	-	21	-	21
Cash and cash equivalents at end of period	$-	$365,488	$-	$365,488

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2015

Unaudited

Note 15. Subsequent events

New commodity derivative contracts.  After June 30, 2015, the Company entered into the following oil price swaps, oil basis swaps and natural gas price swaps to hedge additional amounts of the Company’s estimated future production:

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter	Total

Oil Swaps: (a)
	2015:
	Volume (Bbl)			450,000	675,000	1,125,000
	Price per Bbl			$49.12	$49.12	$49.12
	2016:
	Volume (Bbl)	950,000	750,000	750,000	750,000	3,200,000
	Price per Bbl	$53.43	$53.62	$53.62	$53.62	$53.56
	2017:
	Volume (Bbl)	360,000	360,000	-	-	720,000
	Price per Bbl	$56.63	$56.63	$-	$-	$56.63
Oil Basis Swaps: (b)
	2015:
	Volume (Bbl)			305,000	460,000	765,000
	Price per Bbl			$0.22	$0.22	$0.22
	2016:
	Volume (Bbl)	-	-	184,000	-	184,000
	Price per Bbl	$-	$-	$(0.70)	$-	$(0.70)
	2017:
	Volume (Bbl)	720,000	728,000	-	-	1,448,000
	Price per Bbl	$(0.96)	$(0.96)	$-	$-	$(0.96)
Natural Gas Swaps: (c)
	2016:
	Volume (MMBtu)	910,000	910,000	920,000	920,000	3,660,000
	Price per MMBtu	$3.14	$3.14	$3.14	$3.14	$3.14

(a)	The index prices for the oil price swaps are based on the New York Mercantile Exchange (“NYMEX”) – West Texas Intermediate (“WTI”) monthly average futures price.

(b)	The basis differential price is between Midland – WTI and Cushing – WTI.
(c)	The index prices for the natural gas price swaps are based on the NYMEX – Henry Hub last trading day futures price.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2015

Unaudited

Note 16. Supplementary information

Capitalized costs

	June 30,	December 31,
(in thousands)	2015	2014

Oil and natural gas properties:
Proved	$14,232,112	$12,795,970
Unproved	951,201	1,071,861
Less: accumulated depletion	(4,353,015)	(3,790,953)
Net capitalized costs for oil and natural gas properties	$10,830,298	$10,076,878

Costs incurred for oil and natural gas producing activities

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014

Property acquisition costs:
Proved	$2,243	$2,137	$2,243	$22,627
Unproved	18,037	11,382	34,050	36,070
Exploration	343,051	342,424	772,220	666,921
Development	221,410	193,163	523,154	404,842
Total costs incurred for oil and natural gas properties	$584,741	$549,106	$1,331,667	$1,130,460

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

Overview

We are an independent oil and natural gas company engaged in the acquisition, development and exploration of producing oil and natural gas properties. Our core operations are primarily focused in the Permian Basin of Southeast New Mexico and West Texas. We refer to our three core operating areas as the (i) New Mexico Shelf, where we primarily target the Yeso formation with horizontal and vertical development, (ii) Delaware Basin, where we use horizontal drilling to target the Bone Spring formation (including the Avalon shale and the Bone Spring sands) and the Wolfcamp shale formation and (iii) Texas Permian in the Midland Basin, where we target the Wolfcamp and Spraberry formations with horizontal and vertical development. Oil comprised 58.1 percent of our 637.2 MMBoe of estimated proved reserves at December 31, 2014 and 67.6 percent of our 25.3 MMBoe of production for the six months ended June 30, 2015. We seek to operate the wells in which we own an interest, and we operated wells that accounted for 92.3 percent of our proved developed producing PV-10 and 79.5 percent of our approximately 7,208 gross wells at December 31, 2014. By controlling operations, we are able to more effectively manage the cost and timing of exploration and development of our properties, including the drilling and stimulation methods used.

Financial and Operating Performance

Our financial and operating performance for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, included the following highlights:

•         Net loss was $(113.0) million ($(0.97) per diluted share) for the first six months of 2015, as compared to net income of $103.1 million ($0.96 per diluted share) during the six months ended June 30, 2014. The decrease in net income was primarily due to:

•       $414.8 million decrease in oil and natural gas revenues as a result of a 48 percent decrease in commodity price realizations per Boe (excluding the effects of derivative activities), partially offset by a 34 percent increase in production;

•       $113.2 million increase in depreciation, depletion and amortization expense, primarily due to increased production associated with new wells that were successfully drilled and completed in 2014 and 2015; and

•       $22.4 million increase in general and administrative expense due to an increase in the number of employees and related personnel expenses to manage our increased drilling and exploration activities during the second half of 2014;

partially offset by:

•       $168.2 million decrease in the loss on derivatives not designated as hedges during the six months ended June 30, 2015, as compared to the same period in 2014;

•       $129.0 million change in our income tax provision due to the decrease in income before income taxes; and

•       $35.9 million decrease in exploration and abandonment expense due primarily to more exploratory dry hole costs and leasehold abandonments in 2014 as compared to 2015.

•         Average daily sales volumes increased by 34 percent to 139,826 Boe per day during the first six months of 2015, as compared to 104,729 Boe per day during the first six months of 2014. The increase is primarily attributable to our successful drilling and completion efforts during 2014 and 2015.

•         Net cash provided by operating activities decreased by approximately $365.8 million to $488.9 million for the first six months of 2015, as compared to $854.7 million in the first six months of 2014, primarily due to a decrease in oil and natural gas revenues offset partially by positive variances in working capital changes.

•         Long-term debt increased by approximately $65.1 million during the first six months of 2015, which, along with proceeds from our March 2015 equity offering, funded our acquisitions and capital expenditures related to our drilling program.

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

Although we cannot predict the occurrence of events that may affect future commodity prices or the degree to which these prices will be affected, the prices for any commodity that we produce will generally approximate current market prices in the geographic region of the production. From time to time, we expect that we may economically hedge a portion of our commodity price risk to mitigate the impact of price volatility on our business. See Notes 7 and 15 of the Condensed Notes to

Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding our commodity derivative positions at June 30, 2015 and additional derivative contracts entered into subsequent to June 30, 2015, respectively.

Oil and natural gas prices have been subject to significant fluctuations during the past several years. In general, average oil and natural gas prices were significantly lower during the comparable periods of 2015 measured against 2014. The following table sets forth the average New York Mercantile Exchange (“NYMEX”) oil and natural gas prices for the three and six months ended June 30, 2015 and 2014, as well as the high and low NYMEX prices for the same periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Average NYMEX prices:
Oil (Bbl)	$57.80	$103.07	$53.33	$100.85
Natural gas (MMBtu)	$2.74	$4.58	$2.78	$4.65

High and Low NYMEX prices:
Oil (Bbl):
High	$61.43	$107.26	$61.43	$107.26
Low	$49.14	$99.42	$43.46	$91.66
Natural gas (MMBtu):
High	$3.02	$4.83	$3.23	$6.15
Low	$2.49	$4.28	$2.49	$4.01

Further, the NYMEX oil price and NYMEX natural gas price reached highs and lows of $56.96 and $47.39 per Bbl and $2.92 and $2.69 per MMBtu, respectively, during the period from June 30, 2015 to July 27, 2015. At July 27, 2015, the NYMEX oil price and NYMEX natural gas price were $47.39 per Bbl and $2.79 per MMBtu, respectively.

Our total natural gas revenues are derived from the value of the natural gas liquids contained in our natural gas, with the remaining portion coming from the value of the dry natural gas residue. In the past, our liquids-rich natural gas stream and the related value of the natural gas liquids included in our natural gas revenues resulted in our realized natural gas price (excluding the effects of derivatives) being greater than the related NYMEX natural gas price. However, during the first half of 2015, our realized natural gas price (excluding the effects of derivatives) fell below the related NYMEX natural gas price primarily due to the average Mont Belvieu price for a blended barrel of natural gas liquids decreasing to $18.67 per Bbl during the three months ended June 30, 2015, as compared to $36.54 per Bbl during the three months ended June 30, 2014 and $18.99 per Bbl during the six months ended June 30, 2015, as compared to $38.71 per Bbl during the six months ended June 30, 2014.

Recent Events

Common stock offering. In March 2015, we issued in a public offering approximately 6.9 million shares of our common stock at $107.49 per share, and we received net proceeds of approximately $741.5 million. We used a portion of the net proceeds from this offering to repay all outstanding borrowings under our credit facility and the remainder for general corporate purposes.

Derivative Financial Instruments

Derivative financial instrument exposure. At June 30, 2015, the fair value of our financial derivatives was a net asset of $441.2 million. All of our counterparties to these financial derivatives are parties or affiliates of parties to our credit facility and have their outstanding debt commitments and derivative exposures collateralized pursuant to our credit facility. Under the terms of our financial derivative instruments and their collateralization under our credit facility, we do not have exposure to potential “margin calls” on our financial derivative instruments. We currently have no reason to believe that our counterparties to these commodity derivative contracts are not financially viable. Our credit facility does not allow us to offset amounts we may owe a lender against amounts we may be owed related to our financial instruments with such party or its affiliates.

New commodity derivative contracts. After June 30, 2015, we entered into the following oil price swaps, oil basis swaps and natural gas price swaps to hedge additional amounts of our estimated future production:

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter	Total

Oil Swaps: (a)
	2015:
	Volume (Bbl)			450,000	675,000	1,125,000
	Price per Bbl			$49.12	$49.12	$49.12
	2016:
	Volume (Bbl)	950,000	750,000	750,000	750,000	3,200,000
	Price per Bbl	$53.43	$53.62	$53.62	$53.62	$53.56
	2017:
	Volume (Bbl)	360,000	360,000	-	-	720,000
	Price per Bbl	$56.63	$56.63	$-	$-	$56.63
Oil Basis Swaps: (b)
	2015:
	Volume (Bbl)			305,000	460,000	765,000
	Price per Bbl			$0.22	$0.22	$0.22
	2016:
	Volume (Bbl)	-	-	184,000	-	184,000
	Price per Bbl	$-	$-	$(0.70)	$-	$(0.70)
	2017:
	Volume (Bbl)	720,000	728,000	-	-	1,448,000
	Price per Bbl	$(0.96)	$(0.96)	$-	$-	$(0.96)
Natural Gas Swaps: (c)
	2016:
	Volume (MMBtu)	910,000	910,000	920,000	920,000	3,660,000
	Price per MMBtu	$3.14	$3.14	$3.14	$3.14	$3.14

(a)	The index prices for the oil price swaps are based on the New York Mercantile Exchange (“NYMEX”) – West Texas Intermediate (“WTI”) monthly average futures price.

(b)	The basis differential price is between Midland – WTI and Cushing – WTI.
(c)	The index prices for the natural gas price swaps are based on the NYMEX – Henry Hub last trading day futures price.

Results of Operations

The following table sets forth summary information concerning our production and operating data for the three and six months ended June 30, 2015 and 2014. Because of normal production declines, increased or decreased drilling activities, fluctuations in commodity prices and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as being indicative of future results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Production and operating data:
Net production volumes:
Oil (MBbl)	9,031	6,229	17,097	12,075
Natural gas (MMcf)	26,283	21,485	49,268	41,285
Total (MBoe)	13,412	9,810	25,308	18,956

Average daily production volumes:
Oil (Bbl)	99,242	68,451	94,459	66,713
Natural gas (Mcf)	288,824	236,099	272,199	228,094
Total (Boe)	147,379	107,801	139,826	104,729

Average prices:
Oil, without derivatives (Bbl)	$52.14	$93.24	$47.99	$92.81
Oil, with derivatives (Bbl) (a)	$63.56	$89.29	$63.39	$89.96
Natural gas, without derivatives (Mcf)	$2.53	$5.77	$2.65	$5.94
Natural gas, with derivatives (Mcf) (a)	$2.88	$5.70	$2.97	$5.78
Total, without derivatives (Boe)	$40.07	$71.84	$37.57	$72.04
Total, with derivatives (Boe) (a)	$48.44	$69.18	$48.62	$69.89

Operating costs and expenses per Boe:
Lease operating expenses and workover costs	$7.30	$8.15	$7.46	$8.11
Oil and natural gas taxes	$3.30	$5.61	$3.12	$5.70
Depreciation, depletion and amortization	$22.72	$24.20	$22.60	$24.21
General and administrative	$4.54	$5.05	$4.73	$5.13

(a)	Includes the effect of cash receipts from (payments on) derivatives not designated as hedges:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014

Cash receipts from (payments on) derivatives not designated as hedges:
Oil derivatives	$103,129	$(24,569)	$263,315	$(34,338)
Natural gas derivatives	9,123	(1,485)	16,093	(6,553)
Total	$112,252	$(26,054)	$279,408	$(40,891)

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

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Oil and natural gas revenues.  Revenue from oil and natural gas operations was $537.4 million for the three months ended June 30, 2015, a decrease of $167.3 million (24 percent) from $704.7 million for the three months ended June 30, 2014. This decrease was primarily due to the decrease in realized oil and natural gas prices, partially offset by increased production due to our successful drilling efforts during 2014 and 2015. Specific factors affecting oil and natural gas revenues include the following:

•         total oil production was 9,031 MBbl  for the three months ended June 30, 2015, an increase  of 2,802 MBbl  (45 percent) from 6,229 MBbl  for the three months ended June 30, 2014;

•         average realized oil price (excluding the effects of derivative activities) was $52.14 per Bbl during the three months ended June 30, 2015, a decrease of 44 percent  from $93.24  per Bbl during the three months ended June 30, 2014. For the three months ended June 30, 2015 and 2014, we realized approximately 90.2 percent and 90.5 percent, respectively, of the average NYMEX oil prices for the respective periods. The basis differential between the location of Midland, Texas and Cushing, Oklahoma (NYMEX pricing location) for our oil has a direct effect on our realized oil price. For the three months ended June 30, 2015 and 2014, the market basis differential between WTI-Midland and WTI-Cushing was a price reduction of $0.60 per Bbl and $8.37 per Bbl, respectively;

•         total natural gas production was 26,283 MMcf  for the three months ended June 30, 2015, an increase  of 4,798 MMcf  (22 percent) from 21,485 MMcf  for the three months ended June 30, 2014; and

•         average realized natural gas price (excluding the effects of derivative activities) was $2.53 per Mcf during the three months ended June 30, 2015, a decrease of 56 percent  from $5.77 per Mcf during the three months ended June 30, 2014. For the three months ended June 30, 2015 and 2014, we realized approximately 92.3 percent and 126.0 percent, respectively, of the average NYMEX natural gas prices for the respective periods. Our total natural gas revenues are derived from the value of the natural gas liquids contained in our natural gas, with the remaining portion coming from the value of the dry natural gas residue. In the past, our liquids-rich natural gas stream and the related value of the natural gas liquids included in our natural gas revenues resulted in our realized natural gas price (excluding the effects of derivatives) being greater than the related NYMEX natural gas price. However, during the three months ended June 30, 2015, our realized natural gas price (excluding the effects of derivatives) fell below the related NYMEX natural gas price primarily due to the average Mont Belvieu price for a blended barrel of natural gas liquids decreasing to $18.67 per Bbl, as compared to $36.54 per Bbl during the three months ended June 30, 2014.

Production expenses.  The following table provides the components of our total oil and natural gas production costs for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015		2014
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

Lease operating expenses	$92,059	$6.86	$76,310	$7.78
Taxes:
Ad valorem	6,308	0.47	5,388	0.55
Production	38,012	2.83	49,636	5.06
Workover costs	5,886	0.44	3,610	0.37
Total oil and natural gas production expenses	$142,265	$10.60	$134,944	$13.76

Among the cost components of production expenses, we have some control over lease operating expenses and workover costs on properties we operate, but production and ad valorem taxes are related to commodity prices.

Lease operating expenses were $92.1 million ($6.86 per Boe) for the three months ended June 30, 2015, which was an increase of $15.8 million (21 percent) from $76.3 million ($7.78 per Boe) for the three months ended June 30, 2014. The increase in lease operating expenses was due to increased production associated with our wells successfully drilled and completed in 2014 and 2015. The decrease in lease operating expenses per Boe was primarily due to increased production efficiencies resulting in higher volume wells successfully drilled and completed in the second half of 2014 and 2015.

Production taxes per unit of production were $2.83 per Boe during the three months ended June 30, 2015, a decrease of 44 percent from $5.06 per Boe during the three months ended June 30, 2014. The decrease was directly related to the decrease in oil and natural gas prices. Over the same period, our per Boe prices (excluding the effects of derivatives) decreased 44 percent.

Workover expenses were approximately $5.9 million and $3.6 million for the three months ended June 30, 2015 and 2014, respectively. The increase related primarily to workovers performed on saltwater disposal systems during 2015.

Exploration and abandonments expense. The following table provides a breakdown of our exploration and abandonments expense for the three months ended June 30, 2015 and 2014:

	Three Months Ended
	June 30,
(in thousands)	2015	2014

Geological and geophysical	$2,054	$10,143
Exploratory dry hole costs	8,208	6,758
Leasehold abandonments	1,444	11,193
Other	314	194
Total exploration and abandonments	$12,020	$28,288

Our geological and geophysical expense for the periods presented above primarily consists of the costs of acquiring and processing geophysical data and core analysis. During the three months ended June 30, 2014, we acquired geological and geophysical data related to our northern Delaware Basin acreage.

Our exploratory dry hole costs during the three months ended June 30, 2015 were primarily related to an uneconomic well in our Delaware Basin area that was attempting to establish production in a different zone. Our exploratory dry hole costs during the three months ended June 30, 2014 were primarily related to (i) partial expensing of an unsuccessful deeper lateral zone in our Delaware Basin area and (ii) expensing an unsuccessful well drilled to test the outer limits of our Delaware Basin acreage.

For the three months ended June 30, 2015 and 2014, we recorded approximately $1.4 million and $11.2 million of leasehold abandonments, respectively.

Depreciation, depletion and amortization expense.  The following table provides components of our depreciation, depletion and amortization expense for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015		2014
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

Depletion of proved oil and natural gas properties	$299,812	$22.35	$232,741	$23.72
Depreciation of other property and equipment	4,624	0.34	4,338	0.44
Amortization of intangible assets - operating rights	366	0.03	366	0.04
Total depletion, depreciation and amortization	$304,802	$22.72	$237,445	$24.20

Oil price used to estimate proved oil reserves at period end	$68.17		$96.75
Natural gas price used to estimate proved natural gas reserves at period end	$3.39		$4.10

Depletion of proved oil and natural gas properties was $299.8 million ($22.35 per Boe) for the three months ended June 30, 2015, an increase of $67.1 million (29 percent) from $232.7 million ($23.72 per Boe) for the three months ended June 30, 2014. The increase in depletion expense was primarily due to increased production associated with new wells that were successfully drilled and completed in 2014 and 2015. The decrease in depletion expense per Boe period over period was primarily due to a reduction in the net book value of our oil and natural gas properties due to a non-cash impairment charge of approximately $431.7 million recorded in the fourth quarter of 2014 and increased reserves supported by (i) one or more reliable technologies and (ii) our successful exploratory drilling program, partially offset by lower commodity prices.

The increase in depreciation expense was primarily associated with additional other property and equipment related to buildings and other items as a result of our increased number of employees.

General and administrative expenses.  The following table provides components of our general and administrative expenses for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015		2014
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

General and administrative expenses	$51,847	$3.87	$45,618	$4.65
Non-cash stock-based compensation	15,450	1.15	9,775	1.00
Less: Third-party operating fee reimbursements	(6,374)	(0.48)	(5,858)	(0.60)
Total general and administrative expenses	$60,923	$4.54	$49,535	$5.05

General and administrative expenses were approximately $60.9 million ($4.54 per Boe) for the three months ended June 30, 2015, an increase of $11.4 million (23 percent) from $49.5 million ($5.05 per Boe) for the three months ended June 30, 2014. The increase in cash general and administrative expenses and non-cash stock-based compensation was primarily due to an increase in the number of employees and related personnel expenses in order to manage our increased activities directly related to our increased drilling and exploration activities in the second half of 2014. During the first half of 2015, we began to slow both our activity and hiring rate. The decrease in total general and administrative expenses per Boe was primarily due to increased production from our wells successfully drilled and completed in 2014 and 2015, partially offset by an increase in the number of employees and related personnel expenses in order to manage our activities, coupled with increasing salaries in 2014 due to the highly competitive labor market.

As the operator of certain oil and natural gas properties in which we own an interest, we earn overhead reimbursements during the drilling and production phases of the property. We earned reimbursements of $6.4 million and $5.9 million during the three months ended June 30, 2015 and 2014, respectively. This reimbursement is reflected as a reduction of general and administrative expenses in the consolidated statements of operations. The increase in third-party operating fee reimbursements was primarily due to increased reimbursements attributable to more wells operated as a result of continued drilling activity.

Loss on derivatives not designated as hedges.  The following table sets forth the loss on derivatives not designated as hedges for the three months ended June 30, 2015 and 2014:

	Three Months Ended
	June 30,
(in thousands)	2015	2014

Loss on derivatives not designated as hedges:
Oil derivatives	$(146,549)	$(163,655)
Natural gas derivatives	(850)	(1,052)
Total	$(147,399)	$(164,707)

The following table represents our cash receipts from (payments on) derivatives for the three months ended June 30, 2015 and 2014:

	Three Months Ended
	June 30,
(in thousands)	2015	2014

Cash receipts from (payments on) derivatives not designated as hedges:
Oil derivatives	$103,129	$(24,569)
Natural gas derivatives	9,123	(1,485)
Total	$112,252	$(26,054)

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

Interest expense.  The following table sets forth interest expense, weighted average interest rates and weighted average debt balances for the three months ended June 30, 2015 and 2014:

	Three Months Ended
	June 30,
(dollars in thousands)	2015	2014

Interest expense	$53,482	$55,388
Capitalized interest	1,179	-
Interest expense, excluding impact of capitalized interest	$54,661	$55,388

Weighted average interest rate - credit facility	3.0%	2.4%
Weighted average interest rate - senior notes	5.9%	5.9%
Total weighted average interest rate	5.8%	5.7%

Weighted average credit facility balance	$156,340	$247,552
Weighted average senior notes balance	3,350,000	3,350,000
Total weighted average debt balance	$3,506,340	$3,597,552

The decrease in the weighted average debt balance for the three months ended June 30, 2015 as compared to the corresponding period in 2014 was due to the repayment of our credit facility using a portion of the proceeds from our March 2015 equity offering. The decrease in interest expense was due to an overall decrease in the weighted average debt balance, partially offset by a higher weighted average interest rate on our credit facility.

Loss on extinguishment of debt.  In May 2014, we amended and restated our credit facility. We recorded a loss on extinguishment of debt of $4.3 million for the three months ended June 30, 2014,  representing the proportional amount of unamortized deferred loan costs associated with banks with lesser commitments in the amended credit facility syndicate.

Income tax provisions.  We recorded an income tax benefit of $70.7 million and income tax expense of $7.1 million for the three months ended June 30, 2015 and 2014, respectively. The effective income tax rates for the three months ended June 30, 2015 and 2014 were 37.0 percent and 37.5 percent, respectively.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Oil and natural gas revenues.  Revenue from oil and natural gas operations was $950.9 million for the six months ended June 30, 2015, a decrease of $414.8 million (30 percent) from $1,365.7 million for the six months ended June 30, 2014. This decrease was primarily due to a decrease in realized oil and natural gas prices, offset partially by increased production due to our successful drilling efforts during 2014 and 2015. Specific factors affecting oil and natural gas revenues include the following:

•         total oil production was 17,097 MBbl  for the six months ended June 30, 2015, an increase  of 5,022 MBbl  (42 percent) from 12,075 MBbl  for the six months ended June 30, 2014;

•         average realized oil price (excluding the effects of derivative activities) was $47.99 per Bbl during the six months ended June 30, 2015, a decrease of 48 percent  from $92.81  per Bbl during the six months ended June 30, 2014. For the six months ended June 30, 2015 and 2014, we realized approximately 90.0 percent and 92.0 percent, respectively, of the average NYMEX oil prices for the respective periods. The basis differential between the location of Midland, Texas and Cushing, Oklahoma (NYMEX pricing location) for our oil has a direct effect on our realized oil price. For the six months ended June 30, 2015 and 2014, the market basis differential between WTI-Midland and WTI-Cushing was a price reduction of $1.29 per Bbl and $5.94 per Bbl, respectively;

•         total natural gas production was 49,268 MMcf  for the six months ended June 30, 2015, an increase  of 7,983 MMcf  (19 percent) from 41,285 MMcf  for the six months ended June 30, 2014; and

•         average realized natural gas price (excluding the effects of derivative activities) was $2.65 per Mcf during the six months ended June 30, 2015, a decrease of 55 percent  from $5.94 per Mcf during the six months ended June 30, 2014. For the six months ended June 30, 2015 and 2014, we realized approximately 95.3 percent and 127.7 percent, respectively, of the average NYMEX natural gas prices for the respective periods. Our total natural gas revenues are derived from the value of the natural gas liquids, with the remaining portion coming from the value of the dry natural gas residue. In the past, our liquids-rich natural gas stream and the related value of the natural gas liquids being included in our natural gas revenues resulted in our realized natural gas price (excluding the effects of derivatives) being greater than the related NYMEX natural gas price. However, during the six months ended June 30, 2015, our realized natural gas price (excluding the effects of derivatives) fell below the related NYMEX natural gas price primarily due to the average Mont Belvieu price for a blended barrel of natural gas liquids decreasing to $18.99 per Bbl, as compared to $38.71 per Bbl during the six months ended June 30, 2014.

Production expenses.  The following table provides the components of our total oil and natural gas production costs for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015		2014
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

Lease operating expenses	$175,717	$6.94	$146,503	$7.73
Taxes:
Ad valorem	11,563	0.46	11,079	0.58
Production	67,423	2.66	97,058	5.12
Workover costs	13,097	0.52	7,228	0.38
Total oil and natural gas production expenses	$267,800	$10.58	$261,868	$13.81

Among the cost components of production expenses, we have some control over lease operating expenses and workover costs on properties we operate, but production and ad valorem taxes are related to commodity prices.

Lease operating expenses were $175.7 million ($6.94 per Boe) for the six months ended June 30, 2015, which was an increase of $29.2 million (20 percent) from $146.5 million ($7.73 per Boe) for the six months ended June 30, 2014. The increase in lease operating expenses was due to increased production associated with our wells successfully drilled and completed in 2014 and 2015. The decrease in lease operating expenses per Boe was primarily due to increased production efficiencies resulting in higher volume wells successfully drilled and completed in the second half of 2014 and 2015.

Production taxes per unit of production were $2.66 per Boe during the six months ended June 30, 2015, a decrease of 48 percent from $5.12 per Boe during the six months ended June 30, 2014. The decrease was directly related to the decrease in oil and natural gas prices. Over the same period, our per Boe prices (excluding the effects of derivatives) decreased 48 percent.

Workover expenses were approximately $13.1 million and $7.2 million for the six months ended June 30, 2015 and 2014, respectively. The increase related primarily to workovers performed on saltwater disposal systems during 2015.

Exploration and abandonments expense. The following table provides a breakdown of our exploration and abandonments expense for the six months ended June 30, 2015 and 2014:

	Six Months Ended
	June 30,
(in thousands)	2015	2014

Geological and geophysical	$3,486	$11,759
Exploratory dry hole costs	8,989	26,530
Leasehold abandonments	3,363	15,138
Other	1,937	236
Total exploration and abandonments	$17,775	$53,663

Our geological and geophysical expense for the periods presented above primarily consists of the costs of acquiring and processing geophysical data and core analysis. During the six months ended June 30, 2014, we acquired geological and geophysical data related to our northern Delaware Basin acreage.

Our exploratory dry hole costs during the six months ended June 30, 2015 were primarily related to (i) an uneconomic well in our Delaware Basin area that was attempting to establish production in a different zone and (ii) expensing an unsuccessful well, which we did not operate, that was located in our New Mexico Shelf area. Our exploratory dry hole costs during the six months ended June 30, 2014 were primarily related to (i) partial expensing of unsuccessful horizontal laterals on two wells in the Delaware Basin, (ii) expensing three unsuccessful wells drilled to test the outer limits of our Delaware Basin acreage and (iii) an unsuccessful horizontal lateral in the New Mexico Shelf area.

For the six  months ended June 30, 2015 and 2014, we recorded approximately $3.4 million and $15.1 million of leasehold abandonments, respectively.

Depreciation, depletion and amortization expense.  The following table provides components of our depreciation, depletion and amortization expense for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015		2014
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

Depletion of proved oil and natural gas properties	$562,092	$22.21	$449,548	$23.72
Depreciation of other property and equipment	9,184	0.36	8,558	0.45
Amortization of intangible asset - operating rights	731	0.03	731	0.04
Total depletion, depreciation and amortization	$572,007	$22.60	$458,837	$24.21

Depletion of proved oil and natural gas properties was $562.1 million ($22.21 per Boe) for the six months ended June 30, 2015, an increase of $112.6 million (25 percent) from $449.5 million ($23.72 per Boe) for the six months ended June 30, 2014. The increase in depletion expense was primarily due to increased production associated with new wells that were successfully drilled and completed in 2014 and 2015. The decrease in depletion expense per Boe period over period was primarily due to a reduction in the net book value of our oil and natural gas properties due to a non-cash impairment charge of approximately $431.7 million recorded in the fourth quarter of 2014 and increased reserves supported by (i) one or more reliable technologies and (ii) our successful exploratory drilling program, partially offset by lower commodity prices.

The increase in depreciation expense was primarily associated with additional other property and equipment related to buildings and other items as a result of our increased number of employees.

General and administrative expenses.  The following table provides components of our general and administrative expenses for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015		2014
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

General and administrative expenses	$101,517	$4.01	$87,084	$4.59
Non-cash stock-based compensation	30,945	1.22	21,207	1.12
Less: Third-party operating fee reimbursements	(12,738)	(0.50)	(11,006)	(0.58)
Total general and administrative expenses	$119,724	$4.73	$97,285	$5.13

General and administrative expenses were approximately $119.7 million ($4.73 per Boe) for the six months ended June 30, 2015, an increase of $22.4 million (23 percent) from $97.3 million ($5.13 per Boe) for the six months ended June 30, 2014. The increase in general and administrative expenses and non-cash stock-based compensation was primarily due to an increase in the number of employees and related personnel expenses in order to manage our increased activities directly related to our increased drilling and exploration activities in the second half of 2014. During the first half of 2015, we began to slow both our activity and hiring rate. The decrease in total general and administrative expenses per Boe was primarily due to increased production from our wells successfully drilled and completed in 2014 and 2015, partially offset by an increase in the number of employees and related personnel expenses in order to manage our activities, coupled with increasing salaries in 2014 due to the highly competitive labor market.

As the operator of certain oil and natural gas properties in which we own an interest, we earn overhead reimbursements during the drilling and production phases of the property. We earned reimbursements of $12.7 million and $11.0 million during the six months ended June 30, 2015 and 2014, respectively. This reimbursement is reflected as a reduction of general and administrative expenses in the consolidated statements of operations. The increase in third-party operating fee reimbursements was primarily due to increased reimbursements attributable to more wells operated as a result of continued drilling activity.

Gain (loss) on derivatives not designated as hedges.  The following table sets forth the gain (loss) on derivatives not designated as hedges for the six months ended June 30, 2015 and 2014:

	Six Months Ended
	June 30,
(in thousands)	2015	2014

Gain (loss) on derivatives not designated as hedges:
Oil derivatives	$(36,269)	$(187,875)
Natural gas derivatives	4,210	(12,447)
Total	$(32,059)	$(200,322)

The following table represents our cash receipts from (payments on) derivatives for the six months ended June 30, 2015 and 2014:

	Six Months Ended
	June 30,
(in thousands)	2015	2014

Cash receipts from (payments on) derivatives not designated as hedges:
Oil derivatives	$263,315	$(34,338)
Natural gas derivatives	16,093	(6,553)
Total	$279,408	$(40,891)

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

Interest expense.  The following table sets forth interest expense, weighted average interest rates and weighted average debt balances for the six months ended June 30, 2015 and 2014:

	Six Months Ended
	June 30,
(dollars in thousands)	2015	2014

Interest expense	$107,051	$111,523
Capitalized interest	2,389	-
Interest expense, excluding impact of capitalized interest	$109,440	$111,523

Weighted average interest rate - credit facility	2.6%	2.3%
Weighted average interest rate - senior notes	5.9%	5.9%
Total weighted average interest rate	5.8%	5.7%

Weighted average credit facility balance	204,168	265,827
Weighted average senior notes balance	3,350,000	3,350,000
Total weighted average debt balance	$3,554,168	$3,615,827

The decrease in the weighted average debt balance for the six months ended June 30, 2015 as compared to the corresponding period in 2014 was due to the repayment of our credit facility using a portion of the proceeds from our March

2015 equity offering. The decrease in interest expense was due to an overall decrease in the weighted average debt balance, partially offset by a higher weighted average interest rate on our credit facility.

Loss on extinguishment of debt.  In May 2014, we amended and restated our credit facility. We recorded a loss on extinguishment of debt of $4.3 million for the six months ended June 30, 2014, representing the proportional amount of unamortized deferred loan costs associated with banks with lesser commitments in the amended credit facility syndicate.

Income tax provisions.  We recorded an income tax benefit of $66.6 million and income tax expense of $62.4 million for the six months ended June 30, 2015 and 2014, respectively. The effective income tax rates for the six months ended June 30, 2015 and 2014 were 37.1 percent and 37.7 percent, respectively.

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

Oil and natural gas properties. Our costs incurred on oil and natural gas properties, excluding acquisitions and asset retirement obligations, during the six months ended June 30, 2015 and 2014 totaled $1.3 billion and $1.1 billion, respectively. The increase in costs incurred was primarily due to our activity level in the first half of 2015. In addition, in an effort to generate greater fracture complexity and improved productivity for horizontal wells, our enhanced completion design generally utilizes more stages and proppant volumes. The primary reason for the differences in the costs incurred and cash flow expenditures was the timing of payments. The 2015 expenditures were funded in part from borrowings under our credit facility and proceeds from our equity offering in March 2015.

2015 capital budget. In January 2015, we announced our updated 2015 capital budget of approximately $2.0 billion, of which approximately 90 percent of our capital budget for drilling and completion costs will be dedicated to horizontal drilling opportunities. Our 2015 capital program is expected to continue focusing on drilling in the Delaware Basin. The capital spend related to our annual budget was weighted towards the first half of 2015 as we completed wells we commenced drilling in 2014. The 2015 capital budget, based on our current expectations of commodity prices and cost, will exceed our expected cash flow. We expect our cash flow, proceeds from our March 2015 equity offering and borrowings under our credit facility will be sufficient to fund our budgeted capital expenditure needs during 2015. However, if we experience sustained commodity prices lower than our forecasted pricing without sufficient costs reductions, we may adjust our capital budget to preserve our financial strength.

During the remainder of 2015, we plan to use our credit facility to fund such expenditures in excess of our cash flows. The actual amount and timing of our expenditures may differ materially from our estimates as a result of, among other things, actual drilling results, the timing of expenditures by third-parties on projects that we do not operate, the costs of drilling rigs and other services and equipment, regulatory, technological and competitive developments and market conditions. In addition, under certain circumstances, we may consider increasing, decreasing or reallocating our capital spending plans.

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

Acquisitions. The following table reflects our expenditures for acquisitions of proved and unproved properties for the six months ended June 30, 2015 and 2014:

	Six Months Ended
	June 30,
(in thousands)	2015	2014

Property acquisition costs:
Proved	$2,243	$22,627
Unproved (a)	34,050	36,070
Total property acquisition costs	$36,293	$58,697

(a)	Included in the unproved property acquisition costs above are budgeted leasehold acreage acquisitions of $29.8 million and $21.4 million for the six months ended June 30, 2015 and 2014, respectively.

Contractual obligations.  Our contractual obligations include long-term debt, cash interest expense on debt, operating lease obligations, purchase obligations, employment agreements with executive officers, derivative liabilities, investment contributions related to Alpha Crude Connecter, LLC and other obligations. Since December 31, 2014, there have been no material changes in our contractual obligations. See Note 8 of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding our long-term debt and “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for information regarding the interest on our long-term debt and information on changes in the fair value of our open derivative obligations during the six months ended June 30, 2015.

Off-balance sheet arrangements.  Currently, we do not have any material off-balance sheet arrangements.

Capital resources.  Our primary sources of liquidity have been cash flows generated from operating activities and cash settlements received from derivatives not designated as hedges, borrowings under our credit facility and proceeds from bond and equity offerings. We believe our 2015 expected capital expenditures will exceed our 2015 cash flow, and we have funded the difference with cash on hand, borrowings under our credit facility and proceeds from our equity offering in March 2015, and expect to continue to fund the difference with cash on hand and borrowings under our credit facility. We believe that we have adequate availability under our credit facility to fund any cash flow deficits.

The following table summarizes our changes in cash and cash equivalents for the six months ended June 30, 2015 and 2014:

	Six Months Ended
	June 30,
(in thousands)	2015	2014

Net cash provided by operating activities	$488,934	$854,728
Net cash used in investing activities	(1,284,189)	(1,125,003)
Net cash provided by financing activities	795,514	635,742
Net increase in cash and cash equivalents	$259	$365,467

Cash flow from operating activities. The decrease in operating cash flows during the six  months ended June 30, 2015 as compared to the same period in 2014 was primarily due to (i) a decrease in oil and natural gas revenues of approximately $414.8 million and (ii) a cash increase in general and administrative expense of approximately $12.7 million, offset in part by approximately $66.6 million of positive variances in operating assets and liabilities.

Our net cash provided by operating activities included an increase of approximately $38.9 million and a reduction of approximately $27.7 million for the six  months ended June 30, 2015 and 2014, respectively, associated with changes in working capital items. Changes in working capital items adjust for the timing of receipts and payments of actual cash.

Cash flow used in investing activities. During the six months ended June 30, 2015 and 2014, we invested approximately $1.5 billion and $1.1 billion, respectively, for capital expenditures on oil and natural gas properties. Also, cash flows used in investing activities increased during the six months ended June 30, 2015 as compared to the same period in 2014 related to (i) contributions to our equity method investment of approximately $45.0 million during the six months ended June 30, 2015 compared to $10.1 million during the six months ended June 30, 2014 and (ii) $26.1 million of investment in other property and equipment during the six months ended June 30, 2015 compared to $20.5 million during the comparative period of 2014, partially offset by 2015 settlements received on derivatives not designated as hedges of approximately $279.4 million during the six months ended June 30, 2015 compared to payments of approximately $40.9 million during the six months ended June 30, 2014.

Cash flow from financing activities. Net cash provided by financing activities was approximately $795.5 million and $635.7 million for the six  months ended June 30, 2015 and 2014, respectively. Below is a description of our financing activities:

•         In March 2015, we issued shares of our common stock in a public offering and received net proceeds of approximately $741.5 million. We used a portion of the net proceeds from this offering to repay all outstanding borrowings under our credit facility and the remainder for general corporate purposes.

•         During the first half of 2015, we had net borrowings on our credit facility of $66.5 million.

•         In May 2014, we issued shares of our common stock in a public offering and received net proceeds of approximately $932.5 million during the six months ended June 30, 2014. We used a portion of the net proceeds from this offering to repay all outstanding borrowings under our credit facility and the remainder for general corporate purposes.

•         During the first half of 2014, we had net payments on our credit facility of $250.0 million.

At June 30, 2015, we had unused commitments of approximately $2.3 billion based on bank commitments of $2.5 billion. The maturity date of the credit facility is May 9, 2019.

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

Liquidity. Our principal sources of liquidity are cash on hand and available borrowing capacity under our credit facility. At June 30, 2015, we had $280,000 of cash on hand.

At June 30, 2015, commitments from our bank group totaled $2.5 billion. In April 2015, we amended our credit agreement to remove the current ratio financial covenant and reaffirm our borrowing base of $3.25 billion. There is no assurance that our borrowing base will not be reduced, which could affect our liquidity. Upon a redetermination, our borrowing base could be substantially reduced.

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

Book capitalization and current ratio.    Our book capitalization at June 30, 2015 was $9.5 billion, consisting of debt of $3.6 billion and stockholders’ equity of $5.9 billion. Our debt to book capitalization was 38 percent and 40  percent at June 30, 2015 and December 31, 2014, respectively. Our ratio of current assets to current liabilities was 0.82 to 1.0 at June 30, 2015 as compared to 0.83 to 1.0 at December 31, 2014.

Inflation and changes in prices.  Our revenues, the value of our assets, and our ability to obtain bank financing or additional capital on attractive terms have been and will continue to be affected by changes in commodity prices and the costs to produce our reserves. Commodity prices are subject to significant fluctuations that are beyond our ability to control or predict. During the six months ended June 30, 2015, we received an average of $47.99 per Bbl of oil and $2.65 per Mcf of natural gas before consideration of commodity derivative contracts compared to $92.81 per Bbl of oil and $5.94 per Mcf of natural gas in the six months ended June 30, 2014. Although certain of our costs are affected by general inflation, inflation does not normally have a significant effect on our business.

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

There have been no material changes in our critical accounting policies and procedures during the six months ended June 30, 2015. See our disclosure of critical accounting policies in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the United States Securities and Exchange Commission (the “SEC”) on February 26, 2015.

Recent accounting pronouncements. In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest–Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” that requires debt issuance costs related to a recognized debt liability be presented as a direct deduction from the carrying amount of that debt liability. We currently present debt issuance costs on the balance sheet as an asset.

An entity is required to apply ASU 2015-03 for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. We plan to early adopt this ASU on December 31, 2015. As of June 30, 2015, we had $45.6 million of debt issuance costs, which under this standard would be reclassified from an asset to a direct deduction to the related debt liability.

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

The original effective date to apply ASU 2014-09 was for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. However, on July 9, 2015, the FASB voted to approve a one-year deferral of the effective date of this standard, which when formalized in an ASU will move the effective date to annual reporting periods beginning after December 15, 2017. An entity can apply ASU 2014-09 using either a full retrospective method, meaning the standard is applied to all of the periods presented, or a modified retrospective method, meaning the cumulative effect of initially applying the standard is recognized in the most current period presented in the financial statements. We are evaluating the impact that this new guidance will have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

We are exposed to a variety of market risks, including credit risk, commodity price risk and interest rate risk. We address these risks through a program of risk management which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we are a party at June 30, 2015, and from which we may incur future gains or losses from changes in market interest rates or commodity prices and losses from extension of credit. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

Credit risk.  We monitor our risk of loss due to non-performance by counterparties of their contractual obligations. Our principal exposure to credit risk is through the sale of our oil and natural gas production, which we market to energy marketing companies and refineries, and to a lesser extent, our derivative counterparties. We monitor our exposure to these counterparties primarily by reviewing credit ratings, financial statements and payment history. We extend credit terms based on our evaluation of each counterparty’s creditworthiness. Although we have not generally required our counterparties to provide collateral to support their obligations to us, we may, if circumstances dictate, require collateral in the future. In this manner, we could reduce credit risk.

We have entered into International Swap Dealers Association Master Agreements (“ISDA Agreements”) with each of our derivative counterparties. The terms of the ISDA Agreements provide us and the counterparties with rights of set-off upon the occurrence of defined acts of default by either us or a counterparty to a derivative, whereby the party not in default may set off all derivative liabilities owed to the defaulting party against all derivative asset receivables from the defaulting party.  See Note 7 of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding our derivative activities.

Commodity price risk.  We are exposed to market risk as the prices of our commodities are subject to fluctuations resulting from changes in supply and demand. To reduce our exposure to changes in the prices of our commodities, we have entered into, and may in the future enter into, additional commodity price risk management arrangements for a portion of our oil and natural gas production. The agreements that we have entered into generally have the effect of providing us with a fixed price for a portion of our expected future oil and natural gas production over a fixed period of time. Our commodity price risk management arrangements are recorded at fair value and thus changes to the future commodity prices will have an impact on net income. The following table sets forth the hypothetical impact on the fair value of the commodity price risk management arrangements from an average increase and decrease in the commodity price of $10.00 per Bbl of oil and $1.00 per MMBtu of natural gas from the commodity prices at June 30, 2015:

	Increase of	Decrease of
	$10 per Bbl and	$10 per Bbl and
(in thousands)	$1 per MMBtu	$1 per MMBtu

Gain (loss):
Oil derivatives	$(308,767)	$308,767
Natural gas derivatives	(10,403)	10,403
Total	$(319,170)	$319,170

At June 30, 2015, we had (i) oil price swaps that settle on a monthly basis covering future oil production from July 1, 2015 through June 30, 2017 and (ii) oil basis swaps covering our Midland to Cushing basis differential from July 1, 2015 to June 30, 2017. The average NYMEX oil price for the six months ended June 30, 2015 was $53.33 per Bbl. At July 27, 2015, the NYMEX oil price was $47.39 per Bbl.

At June 30, 2015, we had (i) natural gas price swaps that settle on a monthly basis covering future natural gas production from July 1, 2015 to December 31, 2015 and (ii) natural gas basis swaps covering our basis differential between the El Paso Permian delivery point and the NYMEX-Henry Hub delivery point from July 1, 2015 to December 31, 2015. The average NYMEX natural gas price for the six months ended June 30, 2015 was $2.78 per MMBtu. At July 27, 2015, the NYMEX natural gas price was $2.79 per MMBtu.

A decrease in the average forward NYMEX oil and natural gas prices below those at June 30, 2015, would increase the fair value asset of our commodity derivative contracts from their recorded balance at June 30, 2015. Changes in the recorded fair value of our commodity derivative contracts are marked to market through earnings as gains or losses. The potential increase in our fair value asset would be recorded in earnings as a gain. However, an increase in the average forward NYMEX oil and natural gas prices above those at June 30, 2015 would decrease the fair value asset of our commodity derivative contracts from their recorded balance at June 30, 2015. The potential decrease in our fair value asset would be recorded in earnings as a loss. We are currently unable to estimate the effects on the earnings of future periods resulting from changes in the market value of our commodity derivative contracts.

The fair value of our derivative instruments is determined based on our valuation models. We did not change our valuation method during the six months ended June 30, 2015 for our derivative instruments. The following table reconciles the changes that occurred in the fair values of our derivative instruments during the six months ended June 30, 2015:

Commodity Derivative
Instruments
(in thousands)	Net Assets (Liabilities) (a)

Fair value of contracts outstanding at December 31, 2014	$752,700
Changes in fair values (b)	(32,059)
Contract maturities	(279,408)
Fair value of contracts outstanding at June 30, 2015	$441,233

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

We had total indebtedness of $206.0 million outstanding under our credit facility at June 30, 2015. The impact of a one percent increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $2.1 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at June 30, 2015 at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total number of shares withheld (a)	Average price per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plan

April 1, 2015 - April 30, 2015	1,824	$124.49	-
May 1, 2015 - May 31, 2015	1,184	$117.36	-
June 1, 2015 - June 30, 2015	7,172	$123.53	-

(a)		Represents shares that were withheld by us to satisfy tax withholding obligations of certain of our officers and key employees that arose upon the lapse of restrictions on restricted stock.

Item 6.  Exhibits

Exhibit Number	Exhibit

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on August 8, 2007, and incorporated herein by reference).

3.2

Second Amended and Restated Bylaws of Concho Resources Inc., as amended November 7, 2012 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on November 8, 2012, and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K on February 22, 2013, and incorporated herein by reference).
10.1 10.2

Concho Resources Inc. 2015 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 5, 2015, and incorporated herein by reference).

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

CONCHO RESOURCES INC.

Date:	July 30, 2015	By	/s/ Timothy A. Leach

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
10.1 10.2

Concho Resources Inc. 2015 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 5, 2015, and incorporated herein by reference).

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