Form 10-Q
period 2015-09-30
CONCHO RESOURCES INC
filed 2015-11-05
CIK 1358071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Number of shares of the registrant’s common stock outstanding at November 2, 2015: 129,144,365 shares

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements and information contained in or incorporated by reference into this Quarterly Report on Form 10-Q (this “Quarterly Report”) that express a belief, expectation, or intention, or that are not statements of historical fact, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements include statements, projections and estimates concerning our future financial position, operations, performance, business strategy, oil and natural gas reserves, drilling program, capital expenditures, liquidity and capital resources, the timing and success of specific projects, outcomes and effects of litigation, claims and disputes, derivative activities and potential financing. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. Forward-looking statements are not guarantees of performance. We have based these forward-looking statements on our current expectations and assumptions about future events and their potential effect on us. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Actual results may differ materially from those implied or expressed by any forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report, or if earlier, as of the date they were made. We disclaim any obligation to update or revise these statements unless required by law, and we caution you not to rely on them unduly. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties relating to, among other matters, the risks discussed in “Part II, Item 1A, Risk Factors” in this Quarterly Report, in our Annual Report on Form 10-K for the year ended December 31, 2014 and in our Current Reports on Form 8-K, as well as those factors summarized below:

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

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

iii

Concho Resources Inc.
Consolidated Balance Sheets
Unaudited

	September 30,	December 31,
(in thousands, except share and per share amounts)	2015	2014
Assets
Current assets:
Cash and cash equivalents	$20	$21
Accounts receivable, net of allowance for doubtful accounts:
Oil and natural gas	229,756	250,600
Joint operations and other	220,137	409,665
Derivative instruments	581,436	490,351
Prepaid costs and other	39,332	37,759
Total current assets	1,070,681	1,188,396
Property and equipment:
Oil and natural gas properties, successful efforts method	15,682,799	13,867,831
Accumulated depletion and depreciation	(4,681,106)	(3,790,953)
Total oil and natural gas properties, net	11,001,693	10,076,878
Other property and equipment, net	160,582	129,136
Total property and equipment, net	11,162,275	10,206,014
Deferred loan costs, net	60,994	68,443
Intangible asset - operating rights, net	26,059	27,154
Inventory	21,688	14,435
Noncurrent derivative instruments	108,894	262,349
Other assets	76,971	33,172
Total assets	$12,527,562	$11,799,963
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable - trade	$26,801	$20,380
Bank overdrafts	109,741	92,541
Revenue payable	185,732	238,098
Accrued and prepaid drilling costs	303,331	718,300
Deferred income taxes	197,632	162,566
Other current liabilities	205,417	195,308
Total current liabilities	1,028,654	1,427,193
Long-term debt	3,822,274	3,517,320
Deferred income taxes	1,409,684	1,438,185
Asset retirement obligations and other long-term liabilities	133,168	136,477
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 authorized; 120,594,183 and
113,264,918 shares issued at September 30, 2015 and December 31, 2014, respectively	121	113
Additional paid-in capital	3,818,673	3,027,412
Retained earnings	2,346,429	2,279,741
Treasury stock, at cost; 304,483 and 260,124 shares at September 30, 2015 and
December 31, 2014, respectively	(31,441)	(26,478)
Total stockholders’ equity	6,133,782	5,280,788
Total liabilities and stockholders’ equity	$12,527,562	$11,799,963

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.
Consolidated Statements of Operations
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2015	2014	2015	2014

Operating revenues:
Oil sales	$391,963	$575,611	$1,212,437	$1,696,240
Natural gas sales	71,511	124,652	201,984	369,684
Total operating revenues	463,474	700,263	1,414,421	2,065,924
Operating costs and expenses:
Oil and natural gas production	138,125	140,725	405,925	402,593
Exploration and abandonments	14,791	16,982	32,566	70,645
Depreciation, depletion and amortization	329,467	256,765	901,474	715,602
Accretion of discount on asset retirement obligations	1,853	1,769	5,894	5,162
Impairments of long-lived assets	7,588	15,476	7,588	15,476
General and administrative (including non-cash stock-based compensation of
$16,327 and $13,465 for the three months ended September 30, 2015 and 2014, respectively, and $47,272 and $34,672 for the nine months
ended September 30, 2015 and 2014, respectively)	60,052	52,763	179,776	150,048
Gain on derivatives	(413,130)	(326,229)	(381,071)	(125,907)
Total operating costs and expenses	138,746	158,251	1,152,152	1,233,619
Income from operations	324,728	542,012	262,269	832,305
Other income (expense):
Interest expense	(53,752)	(52,601)	(160,803)	(164,124)
Loss on extinguishment of debt	-	-	-	(4,316)
Other, net	556	2,155	(9,463)	(6,833)
Total other expense	(53,196)	(50,446)	(170,266)	(175,273)
Income before income taxes	271,532	491,566	92,003	657,032
Income tax expense	(91,873)	(186,363)	(25,315)	(248,753)
Net income	$179,659	$305,203	$66,688	$408,279
Earnings per share:
Basic net income	$1.49	$2.70	$0.56	$3.74
Diluted net income	$1.49	$2.69	$0.56	$3.73

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.
Consolidated Statement of Stockholders’ Equity
Unaudited

			Additional				Total
	Common Stock Issued		Paid-in	Retained	Treasury Stock		Stockholders’
(in thousands)	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
BALANCE AT DECEMBER 31, 2014	113,265	$113	$3,027,412	$2,279,741	260	$(26,478)	$5,280,788
Net income	-	-	-	66,688	-	-	66,688
Issuance of common stock	6,900	7	741,502	-	-	-	741,509
Stock options exercised	5	1	58	-	-	-	59
Grants of restricted stock	450	-	-	-	-	-	-
Cancellation of restricted stock	(26)	-	-	-	-	-	-
Stock-based compensation	-	-	47,272	-	-	-	47,272
Excess tax benefits related to stock-based
compensation	-	-	2,429	-	-	-	2,429
Purchase of treasury stock	-	-	-	-	44	(4,963)	(4,963)
BALANCE AT SEPTEMBER 30, 2015	120,594	$121	$3,818,673	$2,346,429	304	$(31,441)	$6,133,782

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.
Consolidated Statements of Cash Flows
Unaudited

	Nine Months Ended
	September 30,
(in thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$66,688	$408,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	901,474	715,602
Accretion of discount on asset retirement obligations	5,894	5,162
Impairments of long-lived assets	7,588	15,476
Exploration and abandonments, including dry holes	25,859	56,626
Non-cash stock-based compensation expense	47,272	34,672
Deferred income taxes	6,565	219,502
Loss on disposition of assets and other	1,588	8,697
Gain on derivatives	(381,071)	(125,907)
Other non-cash items	8,074	11,207
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	111,475	(75,963)
Prepaid costs and other	(3,049)	(19,317)
Inventory	(7,236)	3,058
Accounts payable	4,089	18,500
Revenue payable	(52,366)	13,176
Other current liabilities	17,749	(234)
Net cash provided by operating activities	760,593	1,288,536
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures on oil and natural gas properties	(2,177,144)	(1,754,835)
Additions to property, equipment and other assets	(45,231)	(25,267)
Proceeds from the disposition of assets	106	1,122
Contribution to equity method investment	(45,000)	(30,050)
Settlements received from (paid on) derivatives	443,441	(26,174)
Net cash used in investing activities	(1,823,828)	(1,835,204)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	1,337,900	1,578,000
Payments of debt	(1,030,900)	(1,828,000)
Exercise of stock options	59	4,660
Excess tax benefit from stock-based compensation	2,429	12,049
Net proceeds from issuance of common stock	741,509	931,989
Payments for loan costs	-	(10,649)
Purchase of treasury stock	(4,963)	(5,820)
Increase (decrease) in bank overdrafts	17,200	(36,718)
Net cash provided by financing activities	1,063,234	645,511
Net increase (decrease) in cash and cash equivalents	(1)	98,843
Cash and cash equivalents at beginning of period	21	21
Cash and cash equivalents at end of period	$20	$98,864

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2015

Unaudited

Note 1. Organization and nature of operations

Concho Resources Inc. (the “Company”) is a Delaware corporation formed on February 22, 2006. The Company’s principal business is the acquisition, development and exploration of oil and natural gas properties primarily located in the Permian Basin of Southeast New Mexico and West Texas.

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

Deferred loan costs. Deferred loan costs are stated at cost, net of amortization, which is computed using the effective interest and straight-line methods. The Company had deferred loan costs of $61.0 million and $68.4 million, net of accumulated amortization of $67.1 million and $59.7 million, at September 30, 2015 and December 31, 2014, respectively.

Equity method investment. The Company owns a 50 percent member interest in a midstream joint venture, Alpha Crude Connector, LLC (“ACC”), to construct a crude oil gathering and transportation system in the northern Delaware Basin. The Company has the option to purchase the member interest of the other investor in ACC. This purchase option becomes exercisable three months after the completion date of the pipeline and remains exercisable for a period of twelve months. The Company accounts for its investment in ACC under the equity method of accounting for investments in unconsolidated affiliates. The Company’s net investment in ACC is $74.4 million at September 30, 2015 and is included in other assets in the Company’s consolidated balance sheet. The equity loss for the nine months ended September 30, 2015 is approximately $2.7 million and is included in other expense in the Company’s consolidated statement of operations. During the nine months ended September 30, 2015, the Company recorded $2.5 million of capitalized interest on its investment in ACC.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2015

Unaudited

Revenue recognition. Oil and natural gas revenues are recorded at the time of physical transfer of such products to the purchaser, which for the Company is primarily at the wellhead. The Company follows the sales method of accounting for oil and natural gas sales, recognizing revenues based on the Company’s actual proceeds from the oil and natural gas sold to purchasers.

General and administrative expense. The Company receives fees for the operation of jointly-owned oil and natural gas properties and records such reimbursements as reductions of general and administrative expense. Such fees totaled approximately $5.6 million and $6.1 million for the three months ended September 30, 2015 and 2014, respectively, and $18.4 million and $17.1 million for the nine months ended September 30, 2015 and 2014, respectively.

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

An entity is required to apply ASU 2015-03 for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The Company plans to early adopt this ASU on December 31, 2015. As of September 30, 2015, the Company had $44.2 million of debt issuance costs, which under this standard would be reclassified from an asset to a direct deduction to the related debt liability.

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

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 by one year. That new standard is now effective for annual reporting periods beginning after December 15, 2017. An entity can apply ASU 2014-09 using either a full retrospective method, meaning the standard is applied to all of the periods presented, or a modified retrospective method, meaning the cumulative effect of initially applying the standard is recognized in the most current period presented in the financial statements. The Company is evaluating the impact that this new guidance will have on its consolidated financial statements.

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

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2015

Unaudited

The following table reflects the Company’s net capitalized exploratory well activity during the nine months ended September 30, 2015:

Nine Months Ended
(in thousands)	September 30, 2015

Beginning capitalized exploratory well costs	$241,657
Additions to exploratory well costs pending the determination of proved reserves	113,069
Reclassifications due to determination of proved reserves	(227,390)
Exploratory well costs charged to expense	(559)
Ending capitalized exploratory well costs	$126,777

The following table provides an aging at September 30, 2015 and December 31, 2014 of capitalized exploratory well costs based on the date drilling was completed:

	September 30,	December 31,
(dollars in thousands)	2015	2014

Capitalized exploratory well costs that have been capitalized for a period of one year or less	$117,045	$232,346
Capitalized exploratory well costs that have been capitalized for a period greater than one year	9,732	9,311
Total capitalized exploratory well costs	$126,777	$241,657
Number of projects with exploratory well costs that have been capitalized for a period greater
than one year	5	7

Delaware Basin project. At September 30, 2015, the Company had approximately $5.6 million of suspended well costs greater than one year recorded for a well that was initially drilled to monitor nearby wells but is now undergoing tests to determine its commercial production capability.

Projects operated by others. At September 30, 2015, the Company had approximately $4.1 million of suspended well costs greater than one year recorded for four wells that are operated by others and waiting on completion.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2015

Unaudited

Note 4. Asset retirement obligations

The Company’s asset retirement obligations primarily relate to the future plugging and abandonment of wells and facilities. The following table summarizes the Company’s asset retirement obligation activity during the nine months ended September 30, 2015:

Nine Months Ended
(in thousands)	September 30, 2015

Asset retirement obligations, beginning of period	$119,881
Liabilities incurred from new wells	3,534
Liabilities assumed in acquisitions	2,030
Accretion expense	5,894
Liabilities settled upon plugging and abandoning wells	(4,684)
Revision of estimates	(11,286)
Asset retirement obligations, end of period	$115,369

Note 5.  Stock incentive plan

The Company’s 2015 Stock Incentive Plan provides for granting stock options, restricted stock awards and performance awards to directors, officers and employees of the Company.

A summary of the Company’s activity for the nine months ended September 30, 2015 is presented below:

	Restricted	Stock	Performance
	Stock	Options	Units
Outstanding at December 31, 2014	1,091,309	47,713	250,314
Awards granted (a)	450,356	-	176,330
Options exercised	-	(4,812)	-
Awards cancelled / forfeited	(25,903)	-	-
Lapse of restrictions	(298,884)	-	-
Outstanding at September 30, 2015	1,216,878	42,901	426,644

(a) Weighted average grant date fair value per share	$109.74	$-	$156.86

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2015

Unaudited

The following table reflects the future stock-based compensation expense to be recorded for all the stock-based compensation awards that were outstanding at September 30, 2015:

(in thousands)

Remaining 2015	$15,991
2016	47,718
2017	27,388
2018	6,448
2019	273
Thereafter	4
Total	$97,822

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

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2015

Unaudited

Financial Assets and Liabilities Measured at Fair Value

The following table presents the carrying amounts and fair values of the Company’s financial instruments at September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value

Assets:
Derivative instruments	$690,330	$690,330	$752,700	$752,700

Liabilities:
Credit facility	$446,500	$415,919	$139,500	$131,068
7.0% senior notes due 2021	$600,000	$612,000	$600,000	$625,500
6.5% senior notes due 2022	$600,000	$592,500	$600,000	$628,500
5.5% senior notes due 2022	$600,000	$568,500	$600,000	$598,500
5.5% senior notes due 2023	$1,575,774	$1,500,925	$1,577,820	$1,573,875

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

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2015

Unaudited

Derivative instruments. The fair value of the Company’s derivative instruments is estimated by management considering various factors, including closing exchange and over-the-counter quotations and the time value of the underlying commitments. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following tables summarize (i) the valuation of each of the Company’s financial instruments by required fair value hierarchy levels and (ii) the gross fair value by the appropriate balance sheet classification, even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the Company’s consolidated balance sheets at September 30, 2015 and December 31, 2014. The Company nets the fair value of derivative instruments by counterparty in the Company’s consolidated balance sheets.

September 30, 2015
	Fair Value Measurements Using					Net
	Quoted Prices				Gross	Fair Value
	in Active	Significant			Amounts	Presented
	Markets for	Other	Significant		Offset in the	in the
	Identical	Observable	Unobservable		Consolidated	Consolidated
	Assets	Inputs	Inputs	Total	Balance	Balance
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Fair Value	Sheet	Sheet

Assets:
Current:
Commodity derivatives	$-	$617,634	$-	$617,634	$(36,198)	$581,436
Noncurrent:
Commodity derivatives	-	123,867	-	123,867	(14,973)	108,894

Liabilities:
Current:
Commodity derivatives	-	(36,198)	-	(36,198)	36,198	-
Noncurrent:
Commodity derivatives	-	(14,973)	-	(14,973)	14,973	-

Net derivative instruments	$-	$690,330	$-	$690,330	$-	$690,330

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2015

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

Concentrations of credit risk. At September 30, 2015, the Company’s primary concentration of credit risks are the risk of collecting accounts receivable and the risk of counterparties’ failure to perform under derivative obligations.

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

September 30, 2015

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

The Company calculates the estimated fair values of its long-lived assets using a discounted future cash flow model. Management’s assumptions associated with the calculation of discounted future cash flows include (i) market estimates of commodity prices, (ii) pricing adjustments for differentials, (iii) production costs, (iv) capital expenditures, (v) production volumes, (vi) estimated reserves, and (vii) prevailing market rates of other sources of income and costs. These are classified as Level 3 fair value assumptions.

As a result of management’s assessments, the Company recognized impairment charges to reduce the carrying values to their fair values. The following table reports the carrying amount, estimated fair value and impairment expense of long-lived assets for the indicated periods:

		Estimated
	Carrying	Fair Value	Impairment
(in thousands)	Amount	(Level 3)	Expense

September 2015	$18,023	$10,435	$7,588
September 2014	$26,790	$11,314	$15,476

It is reasonably possible that the estimate of undiscounted future net cash flows may change in the future resulting in the need to impair carrying values. The primary factors that may affect estimates of future cash flows are (i) commodity futures prices, (ii) increases or decreases in production and capital costs, (iii) future reserve adjustments, both positive and negative, to proved reserves and appropriate risk-adjusted probable and possible reserves, (iv) results of future drilling activities and (v) changes in market rates for facilities income and expenses.

Based on the factors above as of September 30, 2015, the Company determined that undiscounted future cash flows attributable to a certain depletion group indicated that the carrying amount was expected to be recovered; however, it may be at risk for impairment if management’s estimates of future cash flows further decline.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2015

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

The following table summarizes the gains (losses) reported in earnings related to the commodity derivative instruments for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014

Gain (loss) on derivatives:
Oil derivatives	$404,012	$316,559	$367,743	$128,684
Natural gas derivatives	9,118	9,670	13,328	(2,777)
Total	$413,130	$326,229	$381,071	$125,907

The following table represents the Company’s cash receipts from (payments on) derivatives for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014

Cash receipts from (payments on) derivatives:
Oil derivatives	$155,732	$14,271	$419,047	$(20,067)
Natural gas derivatives	8,301	446	24,394	(6,107)
Total	$164,033	$14,717	$443,441	$(26,174)

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2015

Unaudited

Commodity derivative contracts at September 30, 2015. The following table sets forth the Company’s outstanding derivative contracts at September 30, 2015. When aggregating multiple contracts, the weighted average contract price is disclosed. All of the Company’s derivative contracts at September 30, 2015 are expected to settle by June 30, 2017.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Oil Swaps: (a)
2015:
Volume (Bbl)				5,924,000	5,924,000
Price per Bbl				$73.68	$73.68
2016:
Volume (Bbl)	5,513,000	4,983,000	4,743,000	4,320,000	19,559,000
Price per Bbl	$76.74	$78.02	$77.81	$60.84	$73.81
2017:
Volume (Bbl)	3,929,000	3,799,000	-	-	7,728,000
Price per Bbl	$62.43	$62.72	$-	$-	$62.57
Oil Basis Swaps: (b)
2015:
Volume (Bbl)				5,428,000	5,428,000
Price per Bbl				$(2.41)	$(2.41)
2016:
Volume (Bbl)	4,761,000	4,458,000	4,232,000	3,772,000	17,223,000
Price per Bbl	$(1.75)	$(1.78)	$(1.75)	$(1.81)	$(1.77)
2017:
Volume (Bbl)	3,330,000	3,367,000	-	-	6,697,000
Price per Bbl	$(1.42)	$(1.42)	$-	$-	$(1.42)
Natural Gas Swaps: (c)
2015:
Volume (MMBtu)				5,980,000	5,980,000
Price per MMBtu				$4.16	$4.16
2016:
Volume (MMBtu)	5,460,000	5,460,000	5,520,000	5,520,000	21,960,000
Price per MMBtu	$3.10	$3.10	$3.10	$3.10	$3.10
Natural Gas Basis Swaps: (d)
2015:
Volume (MMBtu)				1,380,000	1,380,000
Price per MMBtu				$(0.13)	$(0.13)

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

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2015

Unaudited

At September 30, 2015, the Company had a net asset position of $690.3 million as a result of outstanding derivative contracts which are reflected in the accompanying consolidated balance sheets. The Company assessed this balance for concentration risk and noted balances of approximately $93.9 million, $91.0 million, $78.9 million and $67.1 million with Barclays Bank PLC,  J.P. Morgan Chase Bank, Wells Fargo Bank, N.A. and KeyBank National Association, respectively.

Note 8. Debt

The Company’s debt consisted of the following at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
(in thousands)	2015	2014

Credit facility	$446,500	$139,500
7.0% unsecured senior notes due 2021	600,000	600,000
6.5% unsecured senior notes due 2022	600,000	600,000
5.5% unsecured senior notes due 2022	600,000	600,000
5.5% unsecured senior notes due 2023	1,550,000	1,550,000
Unamortized original issue premium	25,774	27,820
Less: current portion	-	-
Total long-term debt	$3,822,274	$3,517,320

Credit facility. The Company’s credit facility, as amended and restated, has a maturity date of May 9, 2019. In April 2015, the Company amended its credit agreement to remove the current ratio financial covenant. The Company’s borrowing base is $3.25 billion until the next scheduled borrowing base redetermination in May 2016. At September 30, 2015, commitments from the Company’s bank group totaled $2.5 billion.

Senior notes. Interest on the Company’s senior notes is paid in arrears semi-annually. The senior notes are fully and unconditionally guaranteed on a senior unsecured basis by all subsidiaries of the Company, subject to customary release provisions as described in Note 14.

At September 30, 2015, the Company was in compliance with the covenants under all of its debt instruments.

Principal maturities of long-term debt.  Principal maturities of long-term debt outstanding at September 30, 2015 were as follows:

(in thousands)

Remaining 2015	$-
2016	-
2017	-
2018	-
2019	446,500
2020	-
Thereafter	3,350,000
Total	$3,796,500

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2015

Unaudited

Interest expense.  The following amounts have been incurred and charged to interest expense for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014

Cash payments for interest	$43,952	$42,417	$149,184	$152,217
Amortization of original issue premium	(692)	(654)	(2,046)	(1,936)
Amortization of deferred loan origination costs	2,502	2,423	7,447	8,495
Net changes in accruals	9,427	9,312	10,044	6,245
Interest costs incurred	55,189	53,498	164,629	165,021
Less: capitalized interest	(1,437)	(897)	(3,826)	(897)
Total interest expense	$53,752	$52,601	$160,803	$164,124

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

Severance tax, royalty and joint interest audits.  The Company is subject to routine severance, royalty and joint interest audits from regulatory bodies and non-operators and makes accruals as necessary for estimated exposure when deemed probable and estimable. Additionally, the Company is subject to various possible contingencies that arise primarily from interpretations affecting the oil and natural gas industry. Such contingencies include differing interpretations as to the prices at which oil and natural gas sales may be made, the prices at which royalty owners may be paid for production from their leases, allowable costs under joint interest arrangements and other matters. At September 30, 2015 and December 31, 2014, the Company had $11.9 million and $12.3 million, respectively, accrued for estimated exposure. Although the Company believes that it has estimated its exposure with respect to the various laws and regulations, administrative rulings and interpretations thereof, adjustments could be required as new interpretations and regulations are issued.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2015

Unaudited

Commitments. The Company periodically enters into contractual arrangements under which the Company is committed to expend funds. These contractual arrangements relate to purchase agreements the Company has entered into including daywork drilling contracts, water commitment agreements, throughput volume delivery commitments and power commitments. The following table summarizes the Company’s commitments at September 30, 2015:

(in thousands)

Remaining 2015	$16,694
2016	39,948
2017	25,578
2018	22,136
2019	13,591
2020	7,368
Thereafter	46,165
Total	$171,480

Operating leases. The Company leases vehicles, equipment and office facilities under non-cancellable operating leases. Lease payments associated with these operating leases for the three months ended September 30, 2015 and 2014 were approximately $2.0 million and $1.9 million, respectively, and approximately $5.9 million and $5.3 million for the nine months ended September 30, 2015 and 2014, respectively.

Future minimum lease commitments under non-cancellable operating leases at September 30, 2015 were as follows:

(in thousands)

Remaining 2015	$2,049
2016	7,480
2017	7,573
2018	6,784
2019	5,427
2020	4,733
Thereafter	5,090
Total	$39,136

Note 10. Income taxes

The effective income tax rates were 33.8 percent and 37.9 percent for the three months ended September 30, 2015 and 2014, respectively, and 27.5 percent and 37.9 percent for the nine months ended September 30, 2015 and 2014, respectively. Total income tax expense for the three and nine months ended September 30, 2015 and 2014 differed from amounts computed by applying the United States federal statutory tax rates to pre-tax earnings due primarily to state taxes and the impact of permanent differences between book and taxable income.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2015

Unaudited

Note 11. Related party transactions

The following table summarizes charges incurred with and payments made to related parties and reported in the Company’s consolidated statements of operations for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014

Amounts paid to a partnership in which a director has an ownership interest (a)	$1,418	$4,955	$4,515	$11,010

Amounts paid to a director and certain officers of the Company (b)	$20	$48	$575	$205

(a)   Amounts include royalties on certain properties and lease bonus payments paid to a partnership in which a director of the Company is the general partner and owns a 3.5 percent partnership interest.

(b)   Amounts include revenue interests, overriding royalty interests and net profits interests in properties owned by the Company made to a director and certain officers (or affiliated entities). Amounts also include payments for an acreage acquisition and lease bonuses to an affiliated entity of an officer.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2015

Unaudited

Note 12. Net income per share

The Company uses the two-class method of calculating net income per share because certain of the Company’s unvested share-based awards qualify as participating securities.

The following table reconciles the Company’s income from operations and income attributable to common stockholders to the basic and diluted earnings used to determine the Company’s income per share amounts for the three and nine months ended September 30, 2015 and 2014, respectively, under the two-class method:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2015	2014	2015	2014

Income as reported	$179,659	$305,203	$66,688	$408,279
Participating basic earnings	(1,850)	(3,557)	(648)	(4,687)
Basic income attributable to common stockholders	177,809	301,646	66,040	403,592
Reallocation of participating earnings	5	10	3	15
Diluted income attributable to common stockholders	$177,814	$301,656	$66,043	$403,607

Income per common share:
Basic	$1.49	$2.70	$0.56	$3.74
Diluted	$1.49	$2.69	$0.56	$3.73

The following table is a reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014

Weighted average common shares outstanding:
Basic	119,058	111,680	117,363	107,816
Dilutive common stock options	24	75	25	102
Dilutive performance units	333	244	433	230
Diluted	119,415	111,999	117,821	108,148

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

September 30, 2015

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

The following condensed consolidating balance sheets at September 30, 2015 and December 31, 2014, condensed consolidating statements of operations for the three and nine months ended September 30, 2015 and 2014 and condensed consolidating statements of cash flows for the nine months ended September 30, 2015 and 2014, present financial information for Concho Resources Inc. as the parent on a stand-alone basis (carrying any investments in subsidiaries under the equity method), financial information for the subsidiary guarantors on a stand-alone basis and the consolidation and elimination entries necessary to arrive at the information for the Company on a consolidated basis. All current and deferred income taxes are recorded on Concho Resources Inc., as the subsidiaries are flow-through entities for income tax purposes. The subsidiary guarantors are not restricted from making distributions to the Company.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2015

Unaudited

Condensed Consolidating Balance Sheet
September 30, 2015

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

ASSETS
Accounts receivable - related parties	$8,023,205	$1,157,041	$(9,180,246)	$-
Other current assets	648,121	422,560	-	1,070,681
Oil and natural gas properties, net	-	11,001,693	-	11,001,693
Property and equipment, net	-	160,582	-	160,582
Investment in subsidiaries	3,958,796	-	(3,958,796)	-
Other long-term assets	169,888	124,718	-	294,606
Total assets	$12,800,010	$12,866,594	$(13,139,042)	$12,527,562

LIABILITIES AND EQUITY
Accounts payable - related parties	$1,157,041	$8,023,205	$(9,180,246)	$-
Other current liabilities	277,229	751,425	-	1,028,654
Long-term debt	3,822,274	-	-	3,822,274
Other long-term liabilities	1,409,684	133,168	-	1,542,852
Equity	6,133,782	3,958,796	(3,958,796)	6,133,782
Total liabilities and equity	$12,800,010	$12,866,594	$(13,139,042)	$12,527,562

Condensed Consolidating Balance Sheet
December 31, 2014

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

ASSETS
Accounts receivable - related parties	$6,670,744	$1,201,950	$(7,872,694)	$-
Other current assets	569,545	618,851	-	1,188,396
Oil and natural gas properties, net	-	10,076,878	-	10,076,878
Property and equipment, net	-	129,136	-	129,136
Investment in subsidiaries	4,085,045	-	(4,085,045)	-
Other long-term assets	330,792	74,761	-	405,553
Total assets	$11,656,126	$12,101,576	$(11,957,739)	$11,799,963

LIABILITIES AND EQUITY
Accounts payable - related parties	$1,201,950	$6,670,744	$(7,872,694)	$-
Other current liabilities	217,884	1,209,309	-	1,427,193
Long-term debt	3,517,320	-	-	3,517,320
Other long-term liabilities	1,438,184	136,478	-	1,574,662
Equity	5,280,788	4,085,045	(4,085,045)	5,280,788
Total liabilities and equity	$11,656,126	$12,101,576	$(11,957,739)	$11,799,963

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2015

Unaudited

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2015

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Total operating revenues	$-	$463,474	$-	$463,474
Total operating costs and expenses	412,490	(551,236)	-	(138,746)
Income (loss) from operations	412,490	(87,762)	-	324,728
Interest expense	(53,752)	-	-	(53,752)
Other, net	(87,206)	556	87,206	556
Income (loss) before income taxes	271,532	(87,206)	87,206	271,532
Income tax expense	(91,873)	-	-	(91,873)
Net income (loss)	$179,659	$(87,206)	$87,206	$179,659

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2014

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Total operating revenues	$-	$700,263	$-	$700,263
Total operating costs and expenses	325,637	(483,888)	-	(158,251)
Income from operations	325,637	216,375	-	542,012
Interest expense	(52,601)	-	-	(52,601)
Other, net	218,530	2,155	(218,530)	2,155
Income before income taxes	491,566	218,530	(218,530)	491,566
Income tax expense	(186,363)	-	-	(186,363)
Net income	$305,203	$218,530	$(218,530)	$305,203

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2015

Unaudited

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2015

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Total operating revenues	$-	$1,414,421	$-	$1,414,421
Total operating costs and expenses	379,055	(1,531,207)	-	(1,152,152)
Income (loss) from operations	379,055	(116,786)	-	262,269
Interest expense	(160,803)	-	-	(160,803)
Other, net	(126,249)	(9,463)	126,249	(9,463)
Income (loss) before income taxes	92,003	(126,249)	126,249	92,003
Income tax expense	(25,315)	-	-	(25,315)
Net income (loss)	$66,688	$(126,249)	$126,249	$66,688

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2014

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Total operating revenues	$-	$2,065,924	$-	$2,065,924
Total operating costs and expenses	124,158	(1,357,777)	-	(1,233,619)
Income from operations	124,158	708,147	-	832,305
Interest expense	(164,124)	-	-	(164,124)
Loss on extinguishment of debt	(4,316)	-	-	(4,316)
Other, net	701,314	(6,833)	(701,314)	(6,833)
Income before income taxes	657,032	701,314	(701,314)	657,032
Income tax expense	(248,753)	-	-	(248,753)
Net income	$408,279	$701,314	$(701,314)	$408,279

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2015

Unaudited

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2015

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Net cash flows provided by (used in) operating activities	$(1,489,475)	$2,250,068	$-	$760,593
Net cash flows provided by (used in) investing activities	443,441	(2,267,269)	-	(1,823,828)
Net cash flows provided by financing activities	1,046,034	17,200	-	1,063,234
Net decrease in cash and cash equivalents	-	(1)	-	(1)
Cash and cash equivalents at beginning of period	-	21	-	21
Cash and cash equivalents at end of period	$-	$20	$-	$20

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2014

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Net cash flows provided by (used in) operating activities	$(656,055)	$1,944,591	$-	$1,288,536
Net cash flows used in investing activities	(26,174)	(1,809,030)	-	(1,835,204)
Net cash flows provided by (used in) financing activities	682,229	(36,718)	-	645,511
Net increase in cash and cash equivalents	-	98,843	-	98,843
Cash and cash equivalents at beginning of period	-	21	-	21
Cash and cash equivalents at end of period	$-	$98,864	$-	$98,864

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2015

Unaudited

Note 15. Subsequent events

Public common stock offering. In October 2015, the Company issued approximately 8.9 million shares of its common stock in a public offering at $92.50 per share and received net proceeds of approximately $794.1 million.

New commodity derivative contracts.  After September 30, 2015, the Company entered into the following oil price swaps, oil basis swaps and natural gas price swaps to hedge additional amounts of the Company’s estimated future production:

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter	Total

Oil Swaps: (a)
	2015:
	Volume (Bbl)				200,000	200,000
	Price per Bbl				$48.30	$48.30
	2016:
	Volume (Bbl)	1,209,000	1,002,000	717,000	734,000	3,662,000
	Price per Bbl	$50.32	$50.34	$50.42	$50.77	$50.43
	2017:
	Volume (Bbl)	425,000	319,000	2,655,000	2,655,000	6,054,000
	Price per Bbl	$53.86	$53.85	$55.23	$55.23	$55.06
Oil Basis Swaps: (b)
	2016:
	Volume (Bbl)	637,000	637,000	644,000	644,000	2,562,000
	Price per Bbl	$(0.49)	$(0.49)	$(0.49)	$(0.49)	$(0.49)
	2017:
	Volume (Bbl)	180,000	182,000	184,000	184,000	730,000
	Price per Bbl	$(0.55)	$(0.55)	$(0.55)	$(0.55)	$(0.55)
Natural Gas Swaps: (c)
	2016:
	Volume (MMBtu)	1,820,000	1,820,000	1,840,000	1,840,000	7,320,000
	Price per MMBtu	$2.79	$2.79	$2.79	$2.79	$2.79

(a)	The index prices for the oil price swaps are based on the NYMEX – WTI monthly average futures price.
(b)	The basis differential price is between Midland – WTI and Cushing – WTI.
(c)	The index prices for the natural gas price swaps are based on the NYMEX – Henry Hub last trading day futures price.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2015

Unaudited

Note 16. Supplementary information

Capitalized costs

	September 30,	December 31,
(in thousands)	2015	2014

Oil and natural gas properties:
Proved	$14,674,114	$12,795,970
Unproved	1,008,685	1,071,861
Less: accumulated depletion	(4,681,106)	(3,790,953)
Net capitalized costs for oil and natural gas properties	$11,001,693	$10,076,878

Costs incurred for oil and natural gas producing activities

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014

Property acquisition costs:
Proved	$56,636	$37,732	$58,879	$60,359
Unproved	161,921	71,915	195,971	107,985
Exploration	201,737	469,290	973,957	1,136,211
Development	99,490	204,938	622,644	609,780
Total costs incurred for oil and natural gas properties	$519,784	$783,875	$1,851,451	$1,914,335

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

Overview

We are an independent oil and natural gas company engaged in the acquisition, development and exploration of oil and natural gas properties. Our core operations are primarily focused in the Permian Basin of Southeast New Mexico and West Texas. We refer to our three core operating areas as the (i) New Mexico Shelf, where we primarily target the Yeso formation with horizontal and vertical development, (ii) Delaware Basin, where we use horizontal drilling to target the Bone Spring formation (including the Avalon shale and the Bone Spring sands) and the Wolfcamp shale formation and (iii) Texas Permian in the Midland Basin, where we target the Wolfcamp and Spraberry formations with horizontal and vertical development. Oil comprised 58.1 percent of our 637.2 MMBoe of estimated proved reserves at December 31, 2014 and 66.7 percent of our 39.0 MMBoe of production for the nine months ended September 30, 2015. We seek to operate the wells in which we own an interest, and we operated wells that accounted for 92.3 percent of our proved developed producing PV-10 and 79.5 percent of our approximately 7,208 gross wells at December 31, 2014. By controlling operations, we are able to more effectively manage the cost and timing of exploration and development of our properties, including the drilling and stimulation methods used.

Financial and Operating Performance

Our financial and operating performance for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, included the following highlights:

•         Net income was $66.7 million ($0.56 per diluted share) for the first nine months of 2015, as compared to $408.3 million ($3.73 per diluted share) during the nine months ended September 30, 2014. The decrease in net income was primarily due to:

•       $651.5 million decrease in oil and natural gas revenues as a result of a 48 percent decrease in commodity price realizations per Boe (excluding the effects of derivative activities), partially offset by a 33 percent increase in production;

•       $185.9 million increase in depreciation, depletion and amortization expense, primarily due to increased production associated with new wells that were successfully drilled and completed in 2014 and 2015; and

•       $29.8 million increase in general and administrative expense due to an increase in the number of employees and related personnel expenses;

partially offset by:

•       $255.2 million increase in the gain on derivatives during the nine months ended September 30, 2015, as compared to the same period in 2014;

•       $223.5 million change in our income tax provision due to the decrease in income before income taxes; and

•       $38.1 million decrease in exploration and abandonment expense due primarily to a reduction in geological and geophysical expense, exploratory dry hole costs and leasehold abandonments in 2015 as compared to 2014.

•         Average daily sales volumes increased by 33 percent to 143,020 Boe per day during the first nine months of 2015, as compared to 107,682 Boe per day during the first nine months of 2014. The increase is primarily attributable to our successful drilling and completion efforts during 2014 and 2015.

•         Net cash provided by operating activities decreased by approximately $527.9 million to $760.6 million for the first nine months of 2015, as compared to $1,288.5 million in the first nine months of 2014, primarily due to a decrease in oil and natural gas revenues offset partially by positive variances in working capital changes.

•         Long-term debt increased by approximately $305.0 million during the first nine months of 2015, which, along with proceeds from our March 2015 equity offering, funded our acquisitions and capital expenditures related to our drilling program.

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

Although we cannot predict the occurrence of events that may affect future commodity prices or the degree to which these prices will be affected, the prices for any commodity that we produce will generally approximate current market prices in the geographic region of the production. From time to time, we expect that we may economically hedge a portion of our commodity price risk to mitigate the impact of price volatility on our business. See Notes 7 and 15 of the Condensed Notes to

Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding our commodity derivative positions at September 30, 2015 and additional derivative contracts entered into subsequent to September 30, 2015, respectively.

Oil and natural gas prices have been subject to significant fluctuations during the past several years. In general, average oil and natural gas prices were significantly lower during the comparable periods of 2015 measured against 2014. The following table sets forth the average New York Mercantile Exchange (“NYMEX”) oil and natural gas prices for the three and nine months ended September 30, 2015 and 2014, as well as the high and low NYMEX prices for the same periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Average NYMEX prices:
Oil (Bbl)	$46.70	$97.31	$51.10	$99.65
Natural gas (MMBtu)	$2.73	$3.95	$2.76	$4.41

High and Low NYMEX prices:
Oil (Bbl):
High	$56.96	$105.34	$61.43	$107.26
Low	$38.24	$91.16	$38.24	$91.16
Natural gas (MMBtu):
High	$2.93	$4.46	$3.23	$6.15
Low	$2.52	$3.75	$2.49	$3.75

Further, the NYMEX oil price and NYMEX natural gas price reached highs and lows of $49.63 and $43.20 per Bbl and $2.54 and $2.03 per MMBtu, respectively, during the period from September 30, 2015 to November 2, 2015. At November 2, 2015, the NYMEX oil price and NYMEX natural gas price were $46.14 per Bbl and $2.26 per MMBtu, respectively.

Our total natural gas revenues are derived from the value of the natural gas liquids contained in our natural gas, with the remaining portion coming from the value of the dry natural gas residue. In the past, our liquids-rich natural gas stream and the related value of the natural gas liquids included in our natural gas revenues resulted in our realized natural gas price (excluding the effects of derivatives) being greater than the related NYMEX natural gas price. However, during the first nine months of 2015, our realized natural gas price (excluding the effects of derivatives) fell below the related NYMEX natural gas price primarily due to the average Mont Belvieu price for a blended barrel of natural gas liquids decreasing to $16.56 per Bbl during the three months ended September 30, 2015, as compared to $34.69 per Bbl during the three months ended September 30, 2014 and $18.18 per Bbl during the nine months ended September 30, 2015, as compared to $37.37 per Bbl during the nine months ended September 30, 2014.

Recent Events

Common stock offerings. In October 2015, we issued approximately 8.9 million shares of our common stock in a public offering at $92.50 per share and received net proceeds of approximately $794.1 million. We used a portion of the net proceeds from this offering to repay all outstanding borrowings under our credit facility, which were used in part to finance recent acquisitions, and we plan to use the remaining net proceeds for general corporate purposes, which may include funding potential future acquisitions.

In March 2015, we issued 6.9 million shares of our common stock in a public offering at $107.49 per share and received net proceeds of approximately $741.5 million. We used a portion of the net proceeds from this offering to repay all outstanding borrowings under our credit facility and the remainder for general corporate purposes.

2016 capital budget.  In November 2015, we announced our 2016 base capital budget, excluding acquisitions, of approximately $1.4 billion, with drilling and completion capital accounting for approximately $1.2 billion. Our 2016 capital program is expected to continue focusing on horizontal drilling in the Delaware Basin and Midland Basin. Our 2016 capital budget, based on our current expectations of commodity prices and costs, is expected to be within our cash flows. Our budget could change depending on numerous factors, including commodity prices, leverage metrics and industry conditions.

Derivative Financial Instruments

Derivative financial instrument exposure. At September 30, 2015, the fair value of our financial derivatives was a net asset of $690.3 million. All of our counterparties to these financial derivatives are parties or affiliates of parties to our credit facility and have their outstanding debt commitments and derivative exposures collateralized pursuant to our credit facility. Under the terms of our financial derivative instruments and their collateralization under our credit facility, we do not have exposure to potential “margin calls” on our financial derivative instruments. We currently have no reason to believe that our counterparties to these commodity derivative contracts are not financially viable. Our credit facility does not allow us to offset amounts we may owe a lender against amounts we may be owed related to our financial instruments with such party or its affiliates.

New commodity derivative contracts. After September 30, 2015, we entered into the following oil price swaps, oil basis swaps and natural gas price swaps to hedge additional amounts of our estimated future production:

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter	Total

Oil Swaps: (a)
	2015:
	Volume (Bbl)				200,000	200,000
	Price per Bbl				$48.30	$48.30
	2016:
	Volume (Bbl)	1,209,000	1,002,000	717,000	734,000	3,662,000
	Price per Bbl	$50.32	$50.34	$50.42	$50.77	$50.43
	2017:
	Volume (Bbl)	425,000	319,000	2,655,000	2,655,000	6,054,000
	Price per Bbl	$53.86	$53.85	$55.23	$55.23	$55.06
Oil Basis Swaps: (b)
	2016:
	Volume (Bbl)	637,000	637,000	644,000	644,000	2,562,000
	Price per Bbl	$(0.49)	$(0.49)	$(0.49)	$(0.49)	$(0.49)
	2017:
	Volume (Bbl)	180,000	182,000	184,000	184,000	730,000
	Price per Bbl	$(0.55)	$(0.55)	$(0.55)	$(0.55)	$(0.55)
Natural Gas Swaps: (c)
	2016:
	Volume (MMBtu)	1,820,000	1,820,000	1,840,000	1,840,000	7,320,000
	Price per MMBtu	$2.79	$2.79	$2.79	$2.79	$2.79

(a)	The index prices for the oil price swaps are based on the New York Mercantile Exchange (“NYMEX”) – West Texas
	Intermediate (“WTI”) monthly average futures price.
(b)	The basis differential price is between Midland – WTI and Cushing – WTI.
(c)	The index prices for the natural gas price swaps are based on the NYMEX – Henry Hub last trading day futures price.

Results of Operations

The following table sets forth summary information concerning our production and operating data for the three and nine months ended September 30, 2015 and 2014. Because of normal production declines, increased or decreased drilling activities, fluctuations in commodity prices and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as being indicative of future results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Production and operating data:
Net production volumes:
Oil (MBbl)	8,945	6,689	26,042	18,764
Natural gas (MMcf)	28,746	22,513	78,014	63,798
Total (MBoe)	13,736	10,441	39,044	29,397

Average daily production volumes:
Oil (Bbl)	97,228	72,707	95,392	68,733
Natural gas (Mcf)	312,457	244,707	285,766	233,692
Total (Boe)	149,304	113,492	143,020	107,682

Average prices:
Oil, without derivatives (Bbl)	$43.82	$86.05	$46.56	$90.40
Oil, with derivatives (Bbl) (a)	$61.23	$88.19	$62.65	$89.33
Natural gas, without derivatives (Mcf)	$2.49	$5.54	$2.59	$5.79
Natural gas, with derivatives (Mcf) (a)	$2.78	$5.56	$2.90	$5.70
Total, without derivatives (Boe)	$33.74	$67.07	$36.23	$70.28
Total, with derivatives (Boe) (a)	$45.68	$68.48	$47.58	$69.39

Operating costs and expenses per Boe:
Lease operating expenses and workover costs	$7.23	$8.26	$7.38	$8.17
Oil and natural gas taxes	$2.83	$5.21	$3.02	$5.53
Depreciation, depletion and amortization	$23.99	$24.58	$23.09	$24.35
General and administrative	$4.37	$5.06	$4.60	$5.11

(a)	Includes the effect of cash receipts from (payments on) derivatives:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014

Cash receipts from (payments on) derivatives:
Oil derivatives	$155,732	$14,271	$419,047	$(20,067)
Natural gas derivatives	8,301	446	24,394	(6,107)
Total	$164,033	$14,717	$443,441	$(26,174)

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

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Oil and natural gas revenues.  Revenue from oil and natural gas operations was $463.5 million for the three months ended September 30, 2015, a decrease of $236.8 million (34 percent) from $700.3 million for the three months ended September 30, 2014. This decrease was primarily due to the decrease in realized oil and natural gas prices, partially offset by increased production due to our successful drilling efforts during 2014 and 2015. Specific factors affecting oil and natural gas revenues include the following:

•         total oil production was 8,945 MBbl  for the three months ended September 30, 2015, an increase  of 2,256 MBbl  (34 percent) from 6,689 MBbl  for the three months ended September 30, 2014;

•         average realized oil price (excluding the effects of derivative activities) was $43.82 per Bbl during the three months ended September 30, 2015, a decrease of 49 percent  from $86.05  per Bbl during the three months ended September 30, 2014. For the three months ended September 30, 2015 and 2014, we realized approximately 93.8 percent and 88.4 percent, respectively, of the average NYMEX oil prices for the respective periods. The basis differential between the location of Midland, Texas and Cushing, Oklahoma (NYMEX pricing location) for our oil has a direct effect on our realized oil price. For the three months ended September 30, 2015 and 2014, the average market basis differential between WTI-Midland and WTI-Cushing was a price benefit of $0.72 per Bbl and reduction of  $(9.96) per Bbl, respectively;

•         total natural gas production was 28,746 MMcf  for the three months ended September 30, 2015, an increase  of 6,233 MMcf  (28 percent) from 22,513 MMcf  for the three months ended September 30, 2014; and

•         average realized natural gas price (excluding the effects of derivative activities) was $2.49 per Mcf during the three months ended September 30, 2015, a decrease of 55 percent  from $5.54 per Mcf during the three months ended September 30, 2014. For the three months ended September 30, 2015 and 2014, we realized approximately 91.2 percent and 140.3 percent, respectively, of the average NYMEX natural gas prices for the respective periods. Our total natural gas revenues are derived from the value of the natural gas liquids contained in our natural gas, with the remaining portion coming from the value of the dry natural gas residue. In the past, our liquids-rich natural gas stream and the related value of the natural gas liquids included in our natural gas revenues resulted in our realized natural gas price (excluding the effects of derivatives) being greater than the related NYMEX natural gas price. However, during the three months ended September 30, 2015, our realized natural gas price (excluding the effects of derivatives) fell below the related NYMEX natural gas price primarily due to the average Mont Belvieu price for a blended barrel of natural gas liquids decreasing to $16.56 per Bbl, as compared to $34.69 per Bbl during the three months ended September 30, 2014.

Production expenses.  The following table provides the components of our total oil and natural gas production costs for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015		2014
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

Lease operating expenses	$90,232	$6.57	$80,441	$7.70
Taxes:
Ad valorem	5,817	0.42	4,867	0.47
Production	33,043	2.41	49,535	4.74
Workover costs	9,033	0.66	5,882	0.56
Total oil and natural gas production expenses	$138,125	$10.06	$140,725	$13.47

Among the cost components of production expenses, we have some control over lease operating expenses and workover costs on properties we operate, but production and ad valorem taxes are related to commodity prices.

Lease operating expenses were $90.2 million ($6.57 per Boe) for the three months ended September 30, 2015, which was an increase of $9.8 million (12 percent) from $80.4 million ($7.70 per Boe) for the three months ended September 30, 2014. The increase in lease operating expenses was primarily due to (i) increased production associated with our wells successfully drilled and completed in 2014 and 2015 and (ii) an increase in saltwater disposal system activity. The decrease in lease operating expenses per Boe was primarily due to increased production efficiencies resulting in higher volume wells successfully drilled and completed in the fourth quarter of 2014 and during the nine months ended 2015.

Production taxes per unit of production were $2.41 per Boe during the three months ended September 30, 2015, a decrease of 49 percent from $4.74 per Boe during the three months ended September 30, 2014. The decrease was directly related to the decrease in oil and natural gas prices. Over the same period, our per Boe prices (excluding the effects of derivatives) decreased 50 percent.

Workover expenses were approximately $9.0 million and $5.9 million for the three months ended September 30, 2015 and 2014, respectively. The increase was primarily related to workovers performed on saltwater disposal systems during 2015.

Exploration and abandonments expense. The following table provides a breakdown of our exploration and abandonments expense for the three months ended September 30, 2015 and 2014:

	Three Months Ended
	September 30,
(in thousands)	2015	2014

Geological and geophysical	$827	$2,031
Exploratory dry hole costs	224	10,063
Leasehold abandonments	13,283	4,618
Other	457	270
Total exploration and abandonments	$14,791	$16,982

Our geological and geophysical expense for the periods presented above primarily consists of the costs of acquiring and processing geophysical data and core analysis.

Our exploratory dry hole costs during the three months ended September 30, 2014 were primarily related to expensing unsuccessful wells drilled as part of our extension efforts in our Delaware Basin acreage.

For the three months ended September 30, 2015 and 2014, we recorded approximately $13.3 million and $4.6 million, respectively, of leasehold abandonments. For the three months ended September 30, 2015, our abandonments were primarily related to non-core acreage in our Delaware Basin area.

Depreciation, depletion and amortization expense.   The following table provides components of our depreciation, depletion and amortization expense for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015		2014
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

Depletion of proved oil and natural gas properties	$324,517	$23.63	$252,076	$24.14
Depreciation of other property and equipment	4,585	0.33	4,324	0.41
Amortization of intangible assets - operating rights	365	0.03	365	0.03
Total depletion, depreciation and amortization	$329,467	$23.99	$256,765	$24.58

Oil price used to estimate proved oil reserves at period end	$55.73		$95.56
Natural gas price used to estimate proved natural gas reserves at period end	$3.06		$4.24

Depletion of proved oil and natural gas properties was $324.5 million ($23.63 per Boe) for the three months ended September 30, 2015, an increase of $72.4 million (29 percent) from $252.1 million ($24.14 per Boe) for the three months ended September 30, 2014. The increase in depletion expense was primarily due to increased production associated with new wells that were successfully drilled and completed in 2014 and 2015. The decrease in depletion expense per Boe period over period was primarily due to a reduction in the net book value of our oil and natural gas properties due to a non-cash impairment charge of approximately $431.7 million recorded in the fourth quarter of 2014 and increased proved reserves supported by (i) one or more reliable technologies and (ii) our successful exploratory drilling program, partially offset by lower commodity prices.

The increase in depreciation expense was primarily associated with additional other property and equipment related to buildings and other items as a result of our increased number of employees.

Impairments of long-lived assets.  We periodically review our long-lived assets to be held and used, including proved oil and natural gas properties accounted for under the successful efforts method of accounting. Due primarily to downward adjustments to the economically recoverable proved reserves associated with decreases in estimated realized oil and natural gas prices, we recognized a non-cash charge against earnings of approximately $7.6 million during the three months ended September 30, 2015, which was primarily attributable to non-core properties in our Texas Permian area, as compared to approximately $15.5 million during the three months ended September 30, 2014, which was primarily attributable to non-core properties in our Delaware Basin area.

Based on economic factors as of September 30, 2015, we determined that undiscounted future cash flows attributable to a certain depletion group with net book value of approximately $1.9 billion indicated that the carrying amount was expected to be recovered; however, it may be at risk for impairment if management’s estimates of future cash flows decline, including as a result of further declines in projected commodity prices (and the resulting impact of future cash flows) since September 30, 2015. We estimate that, if this depletion group was to become impaired in a future period, we could recognize non-cash impairment in that period in excess of $1.0 billion.

General and administrative expenses.  The following table provides components of our general and administrative expenses for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015		2014
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

General and administrative expenses	$49,354	$3.59	$45,389	$4.35
Non-cash stock-based compensation	16,327	1.19	13,465	1.29
Less: Third-party operating fee reimbursements	(5,629)	(0.41)	(6,091)	(0.58)
Total general and administrative expenses	$60,052	$4.37	$52,763	$5.06

General and administrative expenses were approximately $60.1 million ($4.37 per Boe) for the three months ended September 30, 2015, an increase of $7.3 million (14 percent) from $52.8 million ($5.06 per Boe) for the three months ended September 30, 2014. The increase in cash general and administrative expenses and non-cash stock-based compensation was primarily due to an increase in the number of employees and related personnel expenses. During the nine months ended September 30, 2015, we began to slow both our activity and hiring rate. The decrease in total general and administrative expenses per Boe was primarily due to increased production from our wells successfully drilled and completed in 2014 and 2015, partially offset by an increase in the number of employees and related personnel expenses in order to manage our activities.

As the operator of certain oil and natural gas properties in which we own an interest, we earn overhead reimbursements during the drilling and production phases of the property. We earned reimbursements of $5.6 million and $6.1 million during the three months ended September 30, 2015 and 2014, respectively. This reimbursement is reflected as a reduction of general and administrative expenses in the consolidated statements of operations. The decrease in third-party operating fee reimbursements was primarily due to our decrease in drilling and completion activity during the three months ended September 30, 2015 as compared to the corresponding period in 2014.

Gain on derivatives.  The following table sets forth the gain on derivatives for the three months ended September 30, 2015 and 2014:

	Three Months Ended
	September 30,
(in thousands)	2015	2014

Gain on derivatives:
Oil derivatives	$404,012	$316,559
Natural gas derivatives	9,118	9,670
Total	$413,130	$326,229

The following table represents our cash receipts from derivatives for the three months ended September 30, 2015 and 2014:

	Three Months Ended
	September 30,
(in thousands)	2015	2014

Cash receipts from derivatives:
Oil derivatives	$155,732	$14,271
Natural gas derivatives	8,301	446
Total	$164,033	$14,717

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

Interest expense.  The following table sets forth interest expense, weighted average interest rates and weighted average debt balances for the three months ended September 30, 2015 and 2014:

	Three Months Ended
	September 30,
(dollars in thousands)	2015	2014

Interest expense	$53,752	$52,601
Capitalized interest	1,437	897
Interest expense, excluding impact of capitalized interest	$55,189	$53,498

Weighted average interest rate - credit facility	2.2%	-
Weighted average interest rate - senior notes	5.9%	5.9%
Total weighted average interest rate	5.6%	5.9%

Weighted average credit facility balance	$341,667	$-
Weighted average senior notes balance	3,350,000	3,350,000
Total weighted average debt balance	$3,691,667	$3,350,000

The increase in the weighted average debt balance for the three months ended September 30, 2015 as compared to the corresponding period in 2014 was due to capital expenditures in excess of our cash flows, primarily related to our drilling program and acquisitions, offset in part by cash received from our March 2015 equity offering. The increase in interest expense was due to an overall increase in the weighted average debt balance.

Income tax provisions.  We recorded income tax expense of $91.9 million and $186.4 million for the three months ended September 30, 2015 and 2014, respectively. The effective income tax rates for the three months ended September 30, 2015 and 2014 were 33.8 percent and 37.9 percent, respectively.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Oil and natural gas revenues.  Revenue from oil and natural gas operations was $1,414.4 million for the nine months ended September 30, 2015, a decrease of $651.5 million (32 percent) from $2,065.9 million for the nine months ended September 30, 2014. This decrease was primarily due to a decrease in realized oil and natural gas prices, offset partially by increased production due to our successful drilling efforts during 2014 and 2015. Specific factors affecting oil and natural gas revenues include the following:

•         total oil production was 26,042 MBbl  for the nine months ended September 30, 2015, an increase  of 7,278 MBbl  (39 percent) from 18,764 MBbl  for the nine months ended September 30, 2014;

•         average realized oil price (excluding the effects of derivative activities) was $46.56 per Bbl during the nine months ended September 30, 2015, a decrease of 48 percent  from $90.40  per Bbl during the nine months ended September 30, 2014. For the nine months ended September 30, 2015 and 2014, we realized approximately 91.1 percent and 90.7 percent, respectively, of the average NYMEX oil prices for the respective periods. The basis differential between the location of Midland, Texas and Cushing, Oklahoma (NYMEX pricing location) for our oil has a direct effect on our realized oil price. For the nine months ended September 30, 2015 and 2014, the market basis differential between WTI-Midland and WTI-Cushing was a price reduction of $(0.62) per Bbl and $(7.28) per Bbl, respectively;

•         total natural gas production was 78,014 MMcf  for the nine months ended September 30, 2015, an increase  of 14,216 MMcf  (22 percent) from 63,798 MMcf  for the nine months ended September 30, 2014; and

•         average realized natural gas price (excluding the effects of derivative activities) was $2.59 per Mcf during the nine months ended September 30, 2015, a decrease of 55 percent  from $5.79 per Mcf during the nine months ended September 30, 2014. For the nine months ended September 30, 2015 and 2014, we realized approximately 93.8 percent and 131.3 percent, respectively, of the average NYMEX natural gas prices for the respective periods. Our total natural gas revenues are derived from the value of the natural gas liquids, with the remaining portion coming from the value of the dry natural gas residue. In the past, our liquids-rich natural gas stream and the related value of the natural gas liquids being included in our natural gas revenues resulted in our realized natural gas price (excluding the effects of derivatives) being greater than the related NYMEX natural gas price. However, during the nine months ended September 30, 2015, our realized natural gas price (excluding the effects of derivatives) fell below the related NYMEX natural gas price primarily due to the average Mont Belvieu price for a blended barrel of natural gas liquids decreasing to $18.18 per Bbl, as compared to $37.37 per Bbl during the nine months ended September 30, 2014.

Production expenses.  The following table provides the components of our total oil and natural gas production costs for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015		2014
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

Lease operating expenses	$265,949	$6.81	$226,944	$7.72
Taxes:
Ad valorem	17,380	0.45	15,946	0.54
Production	100,466	2.57	146,593	4.99
Workover costs	22,130	0.57	13,110	0.45
Total oil and natural gas production expenses	$405,925	$10.40	$402,593	$13.70

Among the cost components of production expenses, we have some control over lease operating expenses and workover costs on properties we operate, but production and ad valorem taxes are related to commodity prices.

Lease operating expenses were $265.9 million ($6.81 per Boe) for the nine months ended September 30, 2015, which was an increase of $39.0 million (17 percent) from $226.9 million ($7.72 per Boe) for the nine months ended September 30, 2014. The increase in lease operating expenses was primarily due to (i) increased production associated with our wells successfully drilled and completed in 2014 and 2015 and (ii) an increase in saltwater disposal system activity. The decrease in lease operating expenses per Boe was primarily due to increased production efficiencies resulting in higher volume wells successfully drilled and completed in the fourth quarter of 2014 and during the nine months ended 2015.

Production taxes per unit of production were $2.57 per Boe during the nine months ended September 30, 2015, a decrease of 48 percent from $4.99 per Boe during the nine months ended September 30, 2014. The decrease was directly related to the decrease in oil and natural gas prices. Over the same period, our per Boe prices (excluding the effects of derivatives) decreased 48 percent.

Workover expenses were approximately $22.1 million and $13.1 million for the nine months ended September 30, 2015 and 2014, respectively. The increase was primarily related to workovers performed on saltwater disposal systems during 2015.

Exploration and abandonments expense. The following table provides a breakdown of our exploration and abandonments expense for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30,
(in thousands)	2015	2014

Geological and geophysical	$4,313	$13,790
Exploratory dry hole costs	9,213	36,593
Leasehold abandonments	16,646	19,756
Other	2,394	506
Total exploration and abandonments	$32,566	$70,645

Our geological and geophysical expense for the periods presented above primarily consists of the costs of acquiring and processing geophysical data and core analysis. During the nine months ended September 30, 2014, we acquired geological and geophysical data related to our northern Delaware Basin acreage.

Our exploratory dry hole costs during the nine months ended September 30, 2015 were primarily related to (i) an uneconomic well in our Delaware Basin area that was attempting to establish production in a different zone and (ii) expensing an unsuccessful well, which we did not operate, that was located in our New Mexico Shelf area. Our exploratory dry hole costs during the nine months ended September 30, 2014 were primarily related to (i) expensing unsuccessful wells drilled as part of our extension efforts in our Delaware Basin acreage and (ii) an unsuccessful horizontal lateral in the New Mexico Shelf area.

For the nine  months ended September 30, 2015 and 2014, we recorded approximately $16.6 million and $19.8 million, respectively, of leasehold abandonments. For the nine months ended September 30, 2015 and 2014, our abandonments were primarily related to non-core acreage in our Delaware Basin area.

Depreciation, depletion and amortization expense.  The following table provides components of our depreciation, depletion and amortization expense for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015		2014
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

Depletion of proved oil and natural gas properties	$886,609	$22.71	$701,624	$23.87
Depreciation of other property and equipment	13,769	0.35	12,882	0.44
Amortization of intangible asset - operating rights	1,096	0.03	1,096	0.04
Total depletion, depreciation and amortization	$901,474	$23.09	$715,602	$24.35

Depletion of proved oil and natural gas properties was $886.6 million ($22.71 per Boe) for the nine months ended September 30, 2015, an increase of $185.0 million (26 percent) from $701.6 million ($23.87 per Boe) for the nine months ended September 30, 2014. The increase in depletion expense was primarily due to increased production associated with new wells that were successfully drilled and completed in 2014 and 2015. The decrease in depletion expense per Boe period over period was primarily due to a reduction in the net book value of our oil and natural gas properties due to a non-cash impairment charge of approximately $431.7 million recorded in the fourth quarter of 2014 and increased proved reserves supported by (i) one or more reliable technologies and (ii) our successful exploratory drilling program, partially offset by lower commodity prices.

The increase in depreciation expense was primarily associated with additional other property and equipment related to buildings and other items as a result of our increased number of employees.

Impairments of long-lived assets.  We periodically review our long-lived assets to be held and used, including proved oil and natural gas properties accounted for under the successful efforts method of accounting. Due primarily to downward adjustments to the economically recoverable proved reserves associated with decreases in estimated realized oil and natural gas prices, we recognized a non-cash charge against earnings of approximately $7.6 million during the nine months ended September 30, 2015, which was primarily attributable to non-core properties in our Texas Permian area, as compared to approximately $15.5 million during the nine months ended September 30, 2014, which was primarily attributable to non-core properties in our Delaware Basin area.

Based on economic factors as of September 30, 2015, we determined that undiscounted future cash flows attributable to a certain depletion group with net book value of approximately $1.9 billion indicated that the carrying amount was expected to be recovered; however, it may be at risk for impairment if management’s estimates of future cash flows decline, including as a result of further declines in projected commodity prices (and the resulting impact of future cash flows) since September 30, 2015. We estimate that, if this depletion group was to become impaired in a future period, we could recognize non-cash impairment in that period in excess of $1.0 billion.

General and administrative expenses.  The following table provides components of our general and administrative expenses for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015		2014
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

General and administrative expenses	$150,871	$3.86	$132,473	$4.51
Non-cash stock-based compensation	47,272	1.21	34,672	1.18
Less: Third-party operating fee reimbursements	(18,367)	(0.47)	(17,097)	(0.58)
Total general and administrative expenses	$179,776	$4.60	$150,048	$5.11

General and administrative expenses were approximately $179.8 million ($4.60 per Boe) for the nine months ended September 30, 2015, an increase of $29.8 million (20 percent) from $150.0 million ($5.11 per Boe) for the nine months ended September 30, 2014. The increase in general and administrative expenses and non-cash stock-based compensation was primarily due to an increase in the number of employees and related personnel expenses. During the nine months ended September 30, 2015, we began to slow both our activity and hiring rate. The decrease in total general and administrative expenses per Boe was primarily due to increased production from our wells successfully drilled and completed in 2014 and 2015, partially offset by an increase in the number of employees and related personnel expenses in order to manage our activities.

As the operator of certain oil and natural gas properties in which we own an interest, we earn overhead reimbursements during the drilling and production phases of the property. We earned reimbursements of $18.4 million and $17.1 million during the nine months ended September 30, 2015 and 2014, respectively. This reimbursement is reflected as a reduction of general and administrative expenses in the consolidated statements of operations. The increase in third-party operating fee reimbursements was primarily due to increased reimbursements attributable to more wells operated as a result of continued drilling activity, partially offset by our decreased drilling and completion activity during the third quarter of 2015.

Gain (loss) on derivatives.  The following table sets forth the gain (loss) on derivatives for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30,
(in thousands)	2015	2014

Gain (loss) on derivatives:
Oil derivatives	$367,743	$128,684
Natural gas derivatives	13,328	(2,777)
Total	$381,071	$125,907

The following table represents our cash receipts from (payments on) derivatives for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30,
(in thousands)	2015	2014

Cash receipts from (payments on) derivatives:
Oil derivatives	$419,047	$(20,067)
Natural gas derivatives	24,394	(6,107)
Total	$443,441	$(26,174)

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

Interest expense.  The following table sets forth interest expense, weighted average interest rates and weighted average debt balances for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30,
(dollars in thousands)	2015	2014

Interest expense	$160,803	$164,124
Capitalized interest	3,826	897
Interest expense, excluding impact of capitalized interest	$164,629	$165,021

Weighted average interest rate - credit facility	2.4%	2.3%
Weighted average interest rate - senior notes	5.9%	5.9%
Total weighted average interest rate	5.7%	5.8%

Weighted average credit facility balance	$250,505	$176,245
Weighted average senior notes balance	3,350,000	3,350,000
Total weighted average debt balance	$3,600,505	$3,526,245

The increase in the weighted average debt balance for the nine months ended September 30, 2015 as compared to the corresponding period in 2014 was due to capital expenditures in excess of our cash flows, primarily related to our drilling program and acquisitions, offset in part by cash received from our March 2015 equity offering.

Loss on extinguishment of debt.  In May 2014, we amended and restated our credit facility. We recorded a loss on extinguishment of debt of $4.3 million for the nine months ended September 30, 2014, representing the proportional amount of unamortized deferred loan costs associated with banks with lesser commitments in the amended credit facility syndicate.

Income tax provisions.  We recorded income tax expense of $25.3 million and $248.8 million for the nine months ended September 30, 2015 and 2014, respectively. The effective income tax rates for the nine months ended September 30, 2015 and 2014 were 27.5 percent and 37.9 percent, respectively.

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

Oil and natural gas properties. Our costs incurred on oil and natural gas properties, excluding acquisitions and asset retirement obligations, during the nine months ended September 30, 2015 and 2014 totaled $1.6 billion and $1.7 billion, respectively. The decrease was primarily due to our reduced drilling and completion activity level during the third quarter of 2015. The primary reason for the differences in the costs incurred and cash flow expenditures was the timing of payments. The 2015 expenditures were funded in part from borrowings under our credit facility and proceeds from our equity offering in March 2015.

2015 capital budget. Our 2015 capital budget is approximately $2.0 billion, excluding the costs of acquisitions other than customary leasehold purchases of acreage. The capital budget will exceed our expected cash flows from operations, and we expect our cash flows from operations, proceeds from our March 2015 and October 2015 equity offerings and borrowings under our credit facility will be sufficient to fund our budgeted capital expenditure needs during 2015.

2016 capital budget.  In November 2015, we announced our 2016 base capital budget, excluding acquisitions, of approximately $1.4 billion, with drilling and completion capital accounting for approximately $1.2 billion. Our 2016 capital program is expected to continue focusing on horizontal drilling in the Delaware Basin and Midland Basin. Our 2016 capital budget, based on our current expectations of commodity prices and costs, is expected to be within our cash flows. Our budget could change depending on numerous factors, including commodity prices, leverage metrics and industry conditions.

Acquisitions. The following table reflects our expenditures for acquisitions of proved and unproved properties for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30,
(in thousands)	2015	2014

Property acquisition costs:
Proved	$58,879	$60,359
Unproved (a)	195,971	107,985
Total property acquisition costs	$254,850	$168,344

(a)

Included in the unproved property acquisition costs above are budgeted leasehold acreage acquisitions of $63.1 million and $78.2 million for the nine months ended September 30, 2015 and 2014, respectively.

Contractual obligations.  Our contractual obligations include long-term debt, cash interest expense on debt, operating lease obligations, purchase obligations, employment agreements with executive officers, derivative liabilities, investment contributions related to Alpha Crude Connecter, LLC and other obligations. Since December 31, 2014, the changes in our contractual obligations have not had a material impact on our financial position. See Note 8 of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding our long-term debt and “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for information regarding the interest on our long-term debt and information on changes in the fair value of our open derivative obligations during the nine months ended September 30, 2015.

Off-balance sheet arrangements.  Currently, we do not have any material off-balance sheet arrangements.

Capital resources.  Our primary sources of liquidity have been cash flows generated from (i) operating activities and cash settlements received from derivatives, (ii) borrowings under our credit facility and (iii) proceeds from bond and equity offerings. We believe our 2015 expected capital expenditures will exceed our 2015 cash flow, and we have funded the difference with borrowings under our credit facility and proceeds from our equity offering in March 2015 and expect to continue to fund the difference with borrowings under our credit facility and proceeds from our equity offering in October 2015. We believe that we have adequate availability under our credit facility to fund any cash flow deficits.

The following table summarizes our changes in cash and cash equivalents for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30,
(in thousands)	2015	2014

Net cash provided by operating activities	$760,593	$1,288,536
Net cash used in investing activities	(1,823,828)	(1,835,204)
Net cash provided by financing activities	1,063,234	645,511
Net increase (decrease) in cash and cash equivalents	$(1)	$98,843

Cash flow from operating activities. The decrease in operating cash flows during the nine  months ended September 30, 2015 as compared to the same period in 2014 was primarily due to (i) a decrease in oil and natural gas revenues of approximately $651.5 million and (ii) a cash increase in general and administrative expense of approximately $17.1 million, offset in part by approximately $131.5 million of positive variances in operating assets and liabilities.

Our net cash provided by operating activities included an increase of approximately $70.7 million and a reduction of approximately $60.8 million for the nine  months ended September 30, 2015 and 2014, respectively, associated with changes in working capital items. Changes in working capital items adjust for the timing of receipts and payments of actual cash.

Cash flow used in investing activities. During the nine months ended September 30, 2015 and 2014, we invested approximately $2.2 billion and $1.8 billion, respectively, for capital expenditures on oil and natural gas properties. Also, other increases to cash flows used in investing activities during the nine months ended September 30, 2015 as compared to the same period in 2014 included (i) contributions to our equity method investment of $45.0 million during the nine months ended September 30, 2015 compared to $30.1 million during the nine months ended September 30, 2014 and (ii) $45.2 million of investment in other property and equipment during the nine months ended September 30, 2015 compared to $25.3 million during the comparative period of 2014. These increases to cash flow used in investing activities were offset by 2015 settlements received on derivatives of approximately $443.4 million during the nine months ended September 30, 2015 compared to payments of approximately $26.2 million during the nine months ended September 30, 2014.

Cash flow from financing activities. Net cash provided by financing activities was approximately $1,063.2 million and $645.5 million for the nine  months ended September 30, 2015 and 2014, respectively. Below is a description of our financing activities:

•         In March 2015, we issued shares of our common stock in a public offering and received net proceeds of approximately $741.5 million. We used a portion of the net proceeds from this offering to repay all outstanding borrowings under our credit facility and the remainder for general corporate purposes.

•         During the first nine months of 2015, we had net borrowings on our credit facility of $307.0 million.

•         In May 2014, we issued shares of our common stock in a public offering and received net proceeds of approximately $932.0 million during the nine months ended September 30, 2014. We used a portion of the net proceeds from this offering to repay all outstanding borrowings under our credit facility and the remainder for general corporate purposes.

•         During the first nine months of 2014, we had net payments on our credit facility of $250.0 million.

At September 30, 2015, we had unused commitments of approximately $2.1 billion based on bank commitments of $2.5 billion. The maturity date of the credit facility is May 9, 2019.

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

In conducting our business, we may utilize various financing sources, including the issuance of (i) fixed and floating rate debt, (ii) convertible securities, (iii) preferred stock, (iv) common stock and (v) other securities. Over the last three years, we have demonstrated our use of the capital markets by issuing common stock and senior unsecured debt. There are no assurances that we can access the capital markets to obtain additional funding, if needed, and at cost and terms that are favorable to us. We may also sell assets and issue securities in exchange for oil and natural gas assets or interests in energy companies. Additional securities may be of a class senior to common stock with respect to such matters as dividends and liquidation rights and may also have other rights and preferences as determined from time to time by our board of directors. Utilization of some of these financing sources may require approval from the lenders under our credit facility.

Liquidity. Our principal sources of liquidity are cash on hand and available borrowing capacity under our credit facility. At September 30, 2015, we had approximately $20,000 of cash on hand.

At September 30, 2015, commitments from our bank group totaled $2.5 billion. In April 2015, we amended our credit agreement to remove the current ratio financial covenant. Our borrowing base is $3.25 billion until our next scheduled borrowing base redetermination in May 2016. There is no assurance that our borrowing base will not be reduced, which could affect our liquidity. Upon a redetermination, our borrowing base could be substantially reduced.

In October 2015, we issued approximately 8.9 million shares of our common stock in a public offering at $92.50 per share and received net proceeds of approximately $794.1 million. We used a portion of the net proceeds from this offering to repay all outstanding borrowings under our credit facility, which were used in part to finance recent acquisitions, and we plan to use the remaining net proceeds for general corporate purposes, which may include funding potential future acquisitions.

Debt ratings.  We receive debt credit ratings from Standard & Poor’s Ratings Group, Inc. (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”), which are subject to regular reviews. S&P’s corporate rating for us is “BB+” with a stable outlook. Moody’s corporate rating for us is “Ba1” with a stable outlook. S&P and Moody’s consider many factors in determining our ratings including: production growth opportunities, liquidity, debt levels and asset and reserve mix. A reduction in our debt ratings could negatively affect our ability to obtain additional financing or the interest rate, fees and other terms associated with such additional financing.

Book capitalization and current ratio.    Our book capitalization at September 30, 2015 was $9.9 billion, consisting of debt of $3.8 billion and stockholders’ equity of $6.1 billion. Our debt to book capitalization was 38 percent and 40  percent at September 30, 2015 and December 31, 2014, respectively. Our ratio of current assets to current liabilities was 1.04 to 1.0 at September 30, 2015 as compared to 0.83 to 1.0 at December 31, 2014.

Inflation and changes in prices.  Our revenues, the value of our assets, and our ability to obtain bank financing or additional capital on attractive terms have been and will continue to be affected by changes in commodity prices and the costs to produce our reserves. Commodity prices are subject to significant fluctuations that are beyond our ability to control or predict. During the nine months ended September 30, 2015, we received an average of $46.56 per Bbl of oil and $2.59 per Mcf of natural gas before consideration of commodity derivative contracts compared to $90.40 per Bbl of oil and $5.79 per Mcf of natural gas in the nine months ended September 30, 2014. Although certain of our costs are affected by general inflation, inflation does not normally have a significant effect on our business.

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

There have been no material changes in our critical accounting policies and procedures during the nine months ended September 30, 2015. See our disclosure of critical accounting policies in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the United States Securities and Exchange Commission (the “SEC”) on February 26, 2015.

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

An entity is required to apply ASU 2015-03 for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. We plan to early adopt this ASU on December 31, 2015. As of September 30, 2015, we had $44.2 million of debt issuance costs, which under this standard would be reclassified from an asset to a direct deduction to the related debt liability.

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

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 by one year. That new standard is now effective for annual reporting periods beginning after December 15, 2017. An entity can apply ASU 2014-09 using either a full retrospective method, meaning the standard is applied to all of the periods presented, or a modified retrospective method, meaning the cumulative effect of initially applying the standard is recognized in the most current period presented in the financial statements. We are evaluating the impact that this new guidance will have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

We are exposed to a variety of market risks, including credit risk, commodity price risk and interest rate risk. We address these risks through a program of risk management which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we are a party at September 30, 2015, and from which we may incur future gains or losses from changes in market interest rates or commodity prices and losses from extension of credit. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

Commodity price risk.  We are exposed to market risk as the prices of our commodities are subject to fluctuations resulting from changes in supply and demand. To reduce our exposure to changes in the prices of our commodities, we have entered into, and may in the future enter into, additional commodity price risk management arrangements for a portion of our oil and natural gas production. The agreements that we have entered into generally have the effect of providing us with a fixed price for a portion of our expected future oil and natural gas production over a fixed period of time. Our commodity price risk management arrangements are recorded at fair value and thus changes to the future commodity prices will have an impact on net income. The following table sets forth the hypothetical impact on the fair value of the commodity price risk management arrangements from an average increase and decrease in the commodity price of $10.00 per Bbl of oil and $1.00 per MMBtu of natural gas from the commodity prices at September 30, 2015:

	Increase of	Decrease of
	$10 per Bbl and	$10 per Bbl and
(in thousands)	$1 per MMBtu	$1 per MMBtu

Gain (loss):
Oil derivatives	$(330,633)	$330,633
Natural gas derivatives	(26,320)	26,320
Total	$(356,953)	$356,953

At September 30, 2015, we had (i) oil price swaps that settle on a monthly basis covering future oil production from October 1, 2015 through June 30, 2017 and (ii) oil basis swaps covering our Midland to Cushing basis differential from October 1, 2015 to June 30, 2017. The average NYMEX oil price for the nine months ended September 30, 2015 was $51.10 per Bbl. At November 2, 2015, the NYMEX oil price was $46.14 per Bbl.

At September 30, 2015, we had (i) natural gas price swaps that settle on a monthly basis covering future natural gas production from October 1, 2015 to December 31, 2016 and (ii) natural gas basis swaps covering our basis differential between the El Paso Permian delivery point and the NYMEX-Henry Hub delivery point from October 1, 2015 to December 31, 2015. The average NYMEX natural gas price for the nine months ended September 30, 2015 was $2.76 per MMBtu. At November 2, 2015, the NYMEX natural gas price was $2.26 per MMBtu.

A decrease in the average forward NYMEX oil and natural gas prices below those at September 30, 2015 would increase the fair value asset of our commodity derivative contracts from their recorded balance at September 30, 2015. Changes in the recorded fair value of our commodity derivative contracts are marked to market through earnings as gains or losses. The potential increase in our fair value asset would be recorded in earnings as a gain. However, an increase in the average forward NYMEX oil and natural gas prices above those at September 30, 2015 would decrease the fair value asset of our commodity derivative contracts from their recorded balance at September 30, 2015. The potential decrease in our fair value asset would be recorded in earnings as a loss. We are currently unable to estimate the effects on the earnings of future periods resulting from changes in the market value of our commodity derivative contracts.

The fair value of our derivative instruments is determined based on our valuation models. We did not change our valuation method during the nine months ended September 30, 2015 for our derivative instruments. The following table reconciles the changes that occurred in the fair values of our derivative instruments during the nine months ended September 30, 2015:

Commodity Derivative
Instruments
(in thousands)	Net Assets (Liabilities) (a)

Fair value of contracts outstanding at December 31, 2014	$752,700
Changes in fair values (b)	381,071
Contract maturities	(443,441)
Fair value of contracts outstanding at September 30, 2015	$690,330

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

We had total indebtedness of $446.5 million outstanding under our credit facility at September 30, 2015. The impact of a one percent increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $4.5 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at September 30, 2015 at the reasonable assurance level.

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

Item 1A.  Risk Factors

In addition to the risk factor set forth below and the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, under the headings “Item 1. Business — Competition,” “— Marketing Arrangements” and “— Applicable Laws and Regulations,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A. Quantitative and Qualitative Disclosure About Market Risk,” which risks could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2014 and our Current Reports on Form 8-K other than updating the risk factor below. The risks described in these reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. The updated risk factor is as follows:

Risks Related to Our Business

Future price declines could result in a reduction in the carrying value of our proved oil and natural gas properties, which could adversely affect our results of operations.

Declines in commodity prices may result in having to make substantial downward adjustments to the value of our estimated proved reserves. If this occurs, or if our estimates of production or economic factors change, accounting rules may require us to write-down, as a non-cash charge to earnings, the carrying value of our proved oil and natural gas properties for impairments. We are required to perform impairment tests on proved assets whenever events or changes in circumstances warrant a review of our proved oil and natural gas properties. To the extent such tests indicate a reduction of the estimated useful life or estimated future cash flows of our oil and natural gas properties, the carrying value may not be recoverable and therefore require a write-down. The primary factors that may affect management’s estimates of future cash flows are (i) commodity future prices, (ii) increases or decreases in production and capital costs, (iii) future reserve adjustments, both positive and negative, to proved reserves and appropriate risk-adjusted probable and possible reserves and (iv) results of future drilling activities. We may incur impairment charges in the future, which could materially adversely affect our results of operations in the period incurred.

Additionally, based on the factors above as of September 30, 2015, we determined that undiscounted future cash flows attributable to a certain depletion group with net book value of approximately $1.9 billion indicated that the carrying amount was expected to be recovered; however, it may be at risk for impairment if management’s estimates of future cash flows decline, including as a result of further declines in projected commodity prices (and the resulting impact of future cash flows) since September 30, 2015. We estimate that, if this depletion group was to become impaired in a future period, we could recognize non-cash impairment in that period in excess of $1.0 billion.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total number of shares withheld (a)	Average price per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plan

July 1, 2015 - July 31, 2015	762	$109.79	-
August 1, 2015 - August 31, 2015	4,326	$106.67	-
September 1, 2015 - September 30, 2015	146	$103.06	-

(a)		Represents shares that were withheld by us to satisfy tax withholding obligations of certain of our officers and key employees that arose upon the lapse of restrictions on restricted stock.

Item 6.  Exhibits

Exhibit Number	Exhibit

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on August 8, 2007, and incorporated herein by reference).

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

CONCHO RESOURCES INC.

Date:	November 5, 2015	By	/s/ Timothy A. Leach

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