Form 10-K
period 2015-12-31
CONCHO RESOURCES INC
filed 2016-02-25
CIK 1358071

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer ☑	Accelerated filer o

Non-accelerated filer o (Do not check if a smaller reporting company)	Smaller reporting company o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes o No ☑

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:	$14,274,370,137

Number of shares of the registrant’s common stock outstanding as of February 22, 2016:	129,357,977

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement for its 2016 Annual Meeting of Stockholders, which will be filed with the United States Securities and Exchange Commission within 120 days of December 31, 2015, are incorporated by reference into Part III of this Form 10-K for the year ended December 31, 2015.

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS	1

PART I	2
Item 1. Business	2
General	2
Business and Properties	2
Summary of Core Operating Areas and Other Plays	3
Drilling Activities	5
Our Production, Prices and Expenses	6
Productive Wells	7
Marketing Arrangements	8
Our Principal Customers	8
Competition	8
Applicable Laws and Regulations	10
Our Employees	16
Available Information	16
Non-GAAP Financial Measures and Reconciliations	17
Item 1A. Risk Factors	19
Risks Related to Our Business	19
Risks Related to Our Common Stock	36
Item 1B. Unresolved Staff Comments	37
Item 2. Properties	37
Our Oil and Natural Gas Reserves	37
Developed and Undeveloped Acreage	41
Title to Our Properties	42
Item 3. Legal Proceedings	42
Item 4. Mine Safety Disclosures	42

PART II	43
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	43
Market Information	43
Dividend Policy	43
Repurchases of Equity Securities	43
Item 6. Selected Financial Data	44
Selected Historical Financial Information	44
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	46
Overview	46
Financial and Operating Performance	47
Commodity Prices	48
Recent Events	50
Derivative Financial Instruments	51
Results of Operations	52
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014	54
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013	60
Capital Commitments, Capital Resources and Liquidity	66
Critical Accounting Policies and Practices	71
Recent Accounting Pronouncements	74
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	76
Credit risk	76
Commodity price risk	76
Interest rate risk	77
Item 8. Financial Statements and Supplementary Data	79
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	79
Item 9A. Controls and Procedures	79
Evaluation of Disclosure Controls and Procedures	79
Changes in Internal Control over Financial Reporting	79
Management's Report on Internal Control over Financial Reporting	80
Report of Independent Registered Public Accounting Firm	81
Item 9B. Other Information	82

PART III	83
Item 10. Directors, Executive Officers and Corporate Governance	83
Item 11. Executive Compensation	83
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	83
Equity Compensation Plans	83
Item 13. Certain Relationships and Related Transactions, and Director Independence	84
Item 14. Principal Accounting Fees and Services	84

PART IV	85
Item 15. Exhibits, Financial Statement Schedules	85

GLOSSARY OF TERMS	90
SIGNATURES	94
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS	F-1

ii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements and information contained in or incorporated by reference into this report that express a belief, expectation, or intention, or that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements include statements, projections and estimates concerning our future financial position, operations, performance, business strategy, oil and natural gas reserves, drilling program, capital expenditures, liquidity and capital resources, the timing and success of specific projects, outcomes and effects of litigation, claims and disputes, derivative activities and potential financing. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. Forward-looking statements are not guarantees of performance. We have based these forward-looking statements on our current expectations and assumptions about future events and their potential effect on us. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Actual results may differ materially from those implied or expressed by any forward-looking statements. These forward-looking statements speak only as of the date of this report, or if earlier, as of the date they were made. We disclaim any obligation to update or revise these statements unless required by law, and we caution you not to rely on them unduly. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties relating to, among other matters, the risks discussed in “Item 1A. Risk Factors” in this report, as well as those factors summarized below:

•         declines in the prices we receive, or sustained depressed prices we receive, for our oil and natural gas;

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

•         the impact of potential changes in our credit ratings;

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

•         potential financial losses or earnings reductions from our commodity price risk-management program;

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

PART I

Item 1. Business

General

Concho Resources Inc., a Delaware corporation (“Concho,” the “Company,” “we,” “us” and “our”) formed in February 2006, is an independent oil and natural gas company engaged in the acquisition, development, exploration and production of oil and natural gas properties. Our core operations are focused in the Permian Basin of Southeast New Mexico and West Texas, a large onshore oil and natural gas basin in the United States. The Permian Basin is one of the most prolific oil and natural gas producing regions in the United States and is characterized by an extensive production history, long reserve life, multiple producing horizons and enhanced recovery potential. Currently, the majority of the rigs running in the Permian Basin are drilling horizontal wells. Concho’s legacy in the Permian Basin provides us a deep understanding of operating and geological trends. We are also at the forefront of applying new technologies, such as horizontal drilling and enhanced completion techniques, throughout our three core operating areas: the New Mexico Shelf, the Delaware Basin and the Midland Basin. On the New Mexico Shelf, we primarily target the Yeso formation with horizontal drilling; in the Delaware Basin, we use horizontal drilling to target the Bone Spring formation (including the Avalon shale and the Bone Spring sands) and the Wolfcamp shale formation; and in the Midland Basin, we target the Wolfcamp and Spraberry formations primarily with horizontal drilling. Our strategy remains focused on drilling and exploration activities on our multi-year project inventory and pursuing acquisitions that meet our strategic and financial objectives.

Business and Properties

Our core operations are focused in the Permian Basin, which underlies an area of Southeast New Mexico and West Texas approximately 250 miles wide and 300 miles long. Commercial accumulations of hydrocarbons occur in multiple stratigraphic horizons, at depths ranging from approximately 1,000 feet to over 25,000 feet. At December 31, 2015, substantially all of our 623.5 MMBoe total estimated proved reserves were located in our core operating areas and consisted of approximately 59 percent oil and 41 percent natural gas. We have assembled a multi-year inventory of horizontal drilling and exploration projects, including projects to further evaluate the regional extent and multi-pay potential of our New Mexico Shelf, Delaware Basin and Midland Basin assets.

During 2015, average NYMEX oil and natural gas prices declined 47% and 38%, respectively, compared to 2014. This decline in oil and natural gas prices has reduced our revenues and could reduce the amount of oil and natural gas that we can produce economically. Although we commonly engage in commodity price risk-management initiatives, a key priority, during periods of low prices, is maintaining our strong financial position and preserving operational flexibility for future growth in an up-cycle. As a result of the extended decline in commodity prices, we currently expect our 2016 capital spending and activity level to be less than 2015.

The following table sets forth information with respect to drilling of wells commenced during the periods indicated:

	Years Ended December 31,
	2015	2014	2013

Gross wells	361	595	633
Net wells	228	370	371

Percent of gross wells drilled horizontally	85.9%	69.1%	43.8%

Percent of gross wells:
Producers	73.7%	69.9%	83.1%
Unsuccessful	0.8%	0.2%	0.3%
Awaiting completion at year-end	25.5%	29.9%	16.6%
	100.0%	100.0%	100.0%

In 2015, we drilled 85.9 percent of our wells horizontally. We will continue to evaluate converting our identified vertical locations to horizontal opportunities, where possible. We believe horizontal drilling is more capital efficient than vertical drilling in many situations. In 2016, we intend to spend substantially all of our capital plan for drilling and completion activities on horizontal opportunities.

We produced approximately 52.3 MMBoe, 40.9 MMBoe and 33.6 MMBoe of oil and natural gas during 2015, 2014 and 2013, respectively. During 2015, approximately 67 percent of our total production was attributable to horizontal wells. During 2015, our total estimated proved reserves decreased by approximately 13.7 MMBoe, despite having 157.1 MMBoe of extensions and discoveries and 11.7 MMBoe of acquisitions, which were offset by (i) negative price revisions of 112.2 MMBoe, (ii) current year production of 52.3 MMBoe, (iii) 10.9 MMBoe of negative revisions due to proved undeveloped reserves reclassified to unproved reserves as they are no longer expected to be drilled within five years, (iv) 5.7 MMBoe of other net negative revisions resulting from technical and performance evaluations and (v) 1.4 MMBoe from various divestitures throughout the year.

Summary of Core Operating Areas and Other Plays

The following is a summary of information regarding our core operating areas and other plays:

	December 31, 2015

	Estimated							2015 Average
	Proved	PV-10				Total	Total	Daily
	Reserves	($ in			% Proved	Gross	Net	Production
Areas	(MBoe)	millions)		% Oil	Developed	Acreage	Acreage	(Boe per Day)

Core Operating Areas:
New Mexico Shelf	197,334	$1,309.8		57.7%	68.0%	150,548	102,698	31,432
Delaware Basin	315,837	2,235.2		58.4%	50.3%	593,274	420,020	85,412
Midland Basin	110,030	716.3		63.2%	59.2%	263,906	151,802	26,390
Other	260	2.0		3.1%	100.0%	4,033	2,872	22
Total	623,461	$4,263.3	(a)	59.0%	57.5%	1,011,761	677,392	143,256

(a)      Our Standardized Measure at December 31, 2015 was $3.7 billion. The present value of estimated future net revenues discounted at an annual rate of 10 percent (“PV-10”) is not a GAAP financial measure and is derived from the Standardized Measure, which is the most directly comparable GAAP financial measure. PV-10 is a computation of the Standardized Measure on a pre-tax basis. PV-10 is equal to the Standardized Measure at the applicable date, before deducting future income taxes, discounted at 10 percent. We believe that the presentation of PV-10 is relevant and useful to investors because it presents the discounted future net cash flows attributable to our estimated proved reserves prior to taking into account future corporate income taxes, and it is a useful measure for evaluating the relative monetary significance of our oil and natural gas assets. Further, investors may utilize the measure as a basis for comparison of the relative size and value of our reserves to other companies. We use this measure when assessing the potential return on investment related to our oil and natural gas assets. PV-10, however, is not a substitute for the Standardized Measure. Our PV-10 measure and the Standardized Measure do not purport to present the fair value of our oil and natural gas reserves. See “Item 1. Business —Non-GAAP Financial Measures and Reconciliations.”

____________________________________________________________________________________________________________________________

Core operating areas

New Mexico Shelf.  At December 31, 2015, we had estimated proved reserves in this area of 197.3 MMBoe, representing 31.7 percent of our total proved reserves and 30.7 percent of our PV-10.

Within this area our primary objectives are the Yeso, San Andres and Grayburg formations, with producing depths ranging from approximately 900 feet to 7,500 feet. During 2015, we continued our horizontal drilling of the Yeso formation.

During the year ended December 31, 2015, we commenced drilling or participated in the drilling of 99 (65 net) wells in this area. Throughout 2015, we completed 115 (73 net) wells that are producing. Additionally in 2015, we abandoned 1 (0.4 net) well that was deemed unsuccessful. During 2015, approximately 76 percent of the wells we commenced or participated in drilling were drilled horizontally.

In 2016, we intend to spend approximately 11 percent of our 2016 drilling and completions capital plan on the New Mexico Shelf assets.

Delaware Basin. At December 31, 2015, we had estimated proved reserves in this area of 315.8 MMBoe, representing  50.7 percent of our total proved reserves and 52.5 percent of our PV-10.

Within this area, we utilize horizontal drilling and completion technologies to target (i) the oil-prone Bone Spring formation that includes (a) three Bone Spring sandstone members and (b) the Avalon shale and (ii) the Wolfcamp shale. These formations produce from 4,700 feet to 13,500 feet for our currently targeted activity.

During the year ended December 31, 2015, we commenced drilling or participated in the drilling of 204 (140 net) wells in this area. Throughout 2015, we completed 228 (149 net) wells that are producing. Additionally in 2015, we abandoned 3 (3 net) wells that were deemed unsuccessful. During 2015, we continued (i) development and step-out activity targeting the Avalon shale, Bone Spring sands and Wolfcamp shale and (ii) evaluation of our enhanced stimulation procedures of certain horizontal wells. During 2015, substantially all of the wells we commenced or participated in drilling were drilled horizontally.

In 2016, we intend to spend approximately 62 percent of our 2016 drilling and completions capital plan on our Delaware Basin assets.

Midland Basin. At December 31, 2015, we had estimated proved reserves in this area of 110.0 MMBoe, representing 17.6 percent of our total proved reserves and 16.8 percent of our PV-10.

Our primary objectives in the Midland Basin area are the Spraberry and Wolfcamp zones, which are typically encountered at depths of 7,500 feet to 10,500 feet. These formations are comprised of a sequence of basinal, interbedded sands, shales and carbonates. On our Midland Basin assets we are continuing to (i) develop the Wolfcamp and Spraberry zones with horizontal drilling, (ii) delineate other potential zones on our acreage and (iii) optimize horizontal lateral length, completion techniques and well spacing.

During the year ended December 31, 2015, we commenced drilling or participated in the drilling of 58 (23 net) wells in this area. Throughout 2015, we completed 97 (47 net) wells that are producing. During 2015, approximately 55 percent of the wells we commenced or participated in drilling were drilled horizontally.

In 2016, we intend to spend approximately 27 percent of our 2016 drilling and completions capital plan on the Midland Basin assets.

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

	Years Ended December 31,
	2015		2014		2013
	Gross	Net	Gross	Net	Gross	Net

Development wells:
Productive	180	116	201	128	354	204
Dry	1	1	1	1	-	-
Exploratory wells:
Productive	260	154	312	190	321	184
Dry	3	2	11	10	4	4
Total wells:
Productive	440	270	513	318	675	388
Dry	4	3	12	11	4	4
Total	444	273	525	329	679	392

The following table sets forth information about wells for which drilling was in-progress or are pending completion at December 31, 2015, which are not included in the above table:

	Drilling In-Progress		Pending Completion
	Gross	Net	Gross	Net

Development wells	3	3	37	23
Exploratory wells	9	6	52	31
Total	12	9	89	54

Our Production, Prices and Expenses

The following table sets forth summary information concerning our production and operating data for the years ended December 31, 2015, 2014 and 2013. Because of normal production declines, increased or decreased drilling activities and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as being indicative of future results.

	Years Ended December 31,
	2015	2014	2013

Production and operating data:
Net production volumes:
Oil (MBbl)	34,457	26,319	21,126
Natural gas (MMcf)	106,987	87,336	75,054
Total (MBoe)	52,288	40,875	33,635
Average daily production volumes:
Oil (Bbl)	94,403	72,107	57,879
Natural gas (Mcf)	293,115	239,277	205,627
Total (Boe)	143,256	111,987	92,150
Average prices:
Oil, without derivatives (Bbl)	$44.69	$83.17	$91.76
Oil, with derivatives (Bbl) (a)	$62.03	$86.07	$89.79
Natural gas, without derivatives (Mcf)	$2.46	$5.39	$5.08
Natural gas, with derivatives (Mcf) (a)	$2.80	$5.34	$5.21
Total, without derivatives (Boe)	$34.49	$65.08	$68.97
Total, with derivatives (Boe) (a)	$46.60	$66.84	$68.01
Operating costs and expenses per Boe:
Lease operating expenses and workover costs	$7.46	$8.05	$7.85
Oil and natural gas taxes	$2.90	$5.12	$5.69
Depreciation, depletion and amortization	$23.40	$23.97	$22.97
General and administrative	$4.42	$4.99	$5.04

(a)	Includes the effect of cash receipts from (payments on) derivatives:

	Years Ended December 31,
(in thousands)	2015	2014	2013

Cash receipts from (payments on) derivatives:
Oil derivatives	$597,297	$76,335	$(41,616)
Natural gas derivatives	35,619	(4,352)	9,275
Total	$632,916	$71,983	$(32,341)

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

Productive Wells

The following table sets forth the number of productive oil and natural gas wells on our properties at December 31, 2015, 2014 and 2013. This table does not include wells in which we own a royalty interest only.

	Gross Productive Wells			Net Productive Wells
		Natural			Natural
	Oil	Gas	Total	Oil	Gas	Total

December 31, 2015
Core Operating Areas:
New Mexico Shelf	3,143	102	3,245	2,531	40	2,571
Delaware Basin	1,348	498	1,846	784	238	1,022
Midland Basin	2,491	51	2,542	1,178	18	1,196
Other	-	3	3	-	0	0
Total	6,982	654	7,636	4,493	296	4,789

December 31, 2014
Core Operating Areas:
New Mexico Shelf	2,994	109	3,103	2,427	45	2,472
Delaware Basin	1,142	480	1,622	621	216	837
Midland Basin	2,436	44	2,480	1,147	19	1,166
Other	-	3	3	-	0	0
Total	6,572	636	7,208	4,195	280	4,475

December 31, 2013
Core Operating Areas:
New Mexico Shelf	2,962	102	3,064	2,416	44	2,460
Delaware Basin	785	405	1,190	424	177	601
Midland Basin	2,226	47	2,273	1,047	17	1,064
Total	5,973	554	6,527	3,887	238	4,125

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

Oil. We generally   do not transport our oil, and we do not refine or process the oil we produce. A significant portion of our oil in Southeast New Mexico, primarily on the New Mexico Shelf, is connected directly to oil gathering pipelines. Most of our gathered oil from the New Mexico Shelf is utilized in a two-refinery complex in Southeast New Mexico. The New Mexico portion of our Delaware Basin production is sold to approximately twelve different oil purchasers; however, that number will decrease when our Alpha Crude Connector pipeline joint venture becomes fully operational in 2016. A significant portion of our West Texas production is on pipeline. Most of this production is sweet crude and is transported by third parties to the Cushing, Oklahoma hub or to the Gulf Coast market. The balance of our oil in these areas that is not directly connected to pipeline is trucked to unloading stations on those same pipelines. We sell the majority of the oil we produce under contracts using market-based pricing. This price is then adjusted for differentials based upon delivery location and oil quality.

Natural Gas. We consider all natural gas gathering and delivery infrastructure in the areas of our production and evaluate market options to obtain the best price reasonably available under the circumstances. We sell the majority of our natural gas under individually negotiated natural gas purchase contracts using market-based pricing. The majority of our natural gas is subject to long-term agreements that generally extend five to ten years from the effective date of the subject contract.

The majority of the natural gas we sell is casinghead gas sold at the lease location under percentage of proceeds processing contracts; however, we are currently transitioning to a mixture of percentage of proceeds and fee based contracts. The purchaser gathers our casinghead natural gas in the field where it is produced and transports it via pipeline to a natural gas processing plant where natural gas liquid products are extracted and sold by the processor. The remaining natural gas product is residue gas, or dry gas, which is placed on residue pipeline systems available in the area. Under our percentage of proceeds contracts, we receive a percentage of the value for the extracted liquids and the residue gas. In a limited number of cases (typically dry gas production), the natural gas gathering and transportation is performed by a third-party gathering company which transports the production from the production location to the purchaser’s mainline.

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

For 2015, revenues from oil and natural gas sales to Holly Frontier Refining and Marketing, LLC, Enterprise Crude Oil, LLC and Plains Marketing and Transportation, Inc. accounted for approximately 25 percent, 12 percent and 11 percent, respectively, of our total operating revenues. While the loss of any of these purchasers may result in a temporary interruption in sales of, or a lower price for, our production, we believe that the loss of any of these purchasers would not have a material adverse effect on our operations, as there are alternative purchasers in our producing regions.

Competition

The oil and natural gas industry in the regions in which we operate is highly competitive. We encounter strong competition from numerous parties, ranging generally from small independent producers to major integrated companies. We primarily encounter significant competition in acquiring properties. At higher commodity prices, we also face competition in contracting for drilling, pressure pumping and workover equipment and securing trained personnel. Many of these competitors have financial, technical and personnel resources substantially larger than ours. As a result, our competitors may be able to pay more for desirable properties, or to evaluate, bid for and purchase a greater number of properties or prospects than our financial or personnel resources will permit.

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

Material arrangements.  Competition is also strong for attractive oil and natural gas producing properties, undeveloped leases and drilling rights. In January 2016, we entered into an asset purchase agreement to acquire 80 percent of the seller’s interest in certain oil and natural gas properties and related assets in the southern Delaware Basin. As consideration for the acquisition, we agreed to issue to the seller approximately 2.2 million shares of our common stock, $150.0 million in cash and $40.0 million to carry a portion of the seller’s future development costs in these properties. The acquisition is expected to close during the first quarter of 2016, subject to customary closing conditions.

Working Capital

Based on current market conditions, we have maintained a stable liquidity position. Our principal sources of liquidity are cash on hand and available borrowing capacity under our credit facility. At December 31, 2015, we had no debt outstanding under our credit facility and more than $2.7 billion of liquidity available, including $228.6 million in cash and cash equivalents and $2.5 billion of unused commitments under our credit facility. Further, assuming closing of our recently announced acquisition and disposition in the first quarter of 2016, we expect to increase our cash position by approximately $140.0 million. Our primary needs for cash are development, exploration and acquisition of oil and natural gas assets, payment of contractual obligations and working capital obligations. However, additional borrowings under our credit facility or the issuance of additional debt securities will require a greater portion of our cash flow from operations to be used for the payment of interest and principal on our debt, thereby reducing our ability to use cash flow to fund working capital, capital expenditures and acquisitions.

In recent years, the global economic downturn, particularly with respect to the U.S. economy, and the global financial and credit market disruptions have reduced the availability of liquidity and credit to fund the continuation and expansion of certain industrial business operations worldwide resulting in a slowdown in economic activity. This has reduced worldwide demand for energy and resulted in lower commodity prices. Lower commodity prices will reduce our cash flows and borrowing ability, which may make us unable to obtain needed capital or financing on satisfactory terms.

In November 2015, we announced our 2016 base capital budget, excluding acquisitions, of approximately $1.4 billion. During 2016, our current intent is to adjust our capital spending to be within our cash flows. Based on current commodity prices and costs, our capital plan is in the range of $1.1 billion to $1.3 billion. However, if we were to outspend our cash flows, we could use our cash on hand, credit facility and other financing sources. We believe that we have adequate availability under our credit facility to fund any cash flow deficits. Our liquidity position, along with internally generated cash flows from operations and settlements from our derivative contracts, is expected to provide continued financial flexibility as we actively manage the pace of exploration and development activities and acquisitions of leasehold acreage. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations––Capital Commitments, Capital Resources and Liquidity” for additional information regarding our liquidity and ability to fund working capital.

Applicable Laws and Regulations

Regulation of the Oil and Natural Gas Industry

Regulation of transportation and sale of oil.  Prices at which sales of oil, condensate and natural gas liquids are made are not currently regulated, and sales of these products are made at negotiated prices. Nevertheless, Congress could reenact price controls in the future.

Our sales of oil are affected by the availability, terms and cost of transportation. The transportation of oil in common carrier pipelines is also subject to rate regulation. The Federal Energy Regulatory Commission (the “FERC”) regulates interstate oil pipeline transportation rates under the Interstate Commerce Act. In general, interstate oil pipeline rates must be cost-based, although settlement rates agreed to by all shippers are permitted and market-based rates may be permitted in certain circumstances. Effective January 1, 1995, the FERC implemented regulations establishing an indexing system that permits an oil pipeline, subject to limited challenges, to annually increase or decrease its transportation rates due to inflationary changes in costs using a FERC approved index, without making a cost of service filing. Every five years, the FERC reviews the appropriateness of the index in relation to industry costs. On December 17, 2015, the FERC established a new Producer Price Index for Finished Goods (the “PPI-FG”) of PPI-FG plus 1.23 percent for the five-year period beginning July 1, 2016. The basis for intrastate oil pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate oil pipeline rates, varies from state to state. Insofar as effective interstate and intrastate rates are equally applicable to all comparable shippers, we believe that the regulation of oil transportation rates will not affect our operations in any way that is of material difference from those of our competitors.

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

Waste handling. The Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Pursuant to regulatory guidance issued by the federal Environmental Protection Agency (the “EPA”), the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development, and production of oil or natural gas are currently regulated under RCRA’s non-hazardous waste provisions. However, it is possible that certain oil and natural gas exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. For example, from time to time various environmental groups have challenged the EPA’s exemption of certain oil and gas wastes from RCRA. Any such change could result in an increase in our costs to manage and dispose of wastes, which could have a material adverse effect on our results of operations and financial position. Also, in the course of our operations, we generate some amounts of ordinary industrial wastes, such as paint wastes, waste solvents and waste oils that may be regulated as hazardous wastes if such wastes have hazardous characteristics.

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

Water discharges. The federal Water Pollution Control Act (the “Clean Water Act”) and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters, including dredge and fill activities in regulated wetlands, is prohibited, except in accordance with the terms of a permit issued by the EPA, or, in some circumstances, the U.S. Army Corps of Engineers (the “Corps”), or an analogous state agency. In September 2015, new EPA and U.S. Army Corps of Engineers rules defining the scope of the EPA’s and the Corps’ jurisdiction became effective. To the extent the rule expands the scope of jurisdiction of the Clean Water Act, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. The rule has been challenged in court on the grounds that it unlawfully expands the reach of Clean Water Act programs, and implementation of the rule has been stayed pending resolution of the court challenge. In addition, spill prevention, control and countermeasure requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations.

Safe Drinking Water Act. Our oil and natural gas exploration and production operations generate produced water, drilling muds, and other waste streams, some of which may be disposed via injection in underground wells situated in non-producing subsurface formations. The drilling and operation of these injection wells are regulated by the Safe Drinking Water Act (the “SDWA”). The Underground Injection Well Program under the SDWA requires that we obtain permits from the EPA or delegated state agencies for our disposal wells, establishes minimum standards for injection well operations, restricts the types and quantities of fluids that may be injected and prohibits the migration of fluid containing any contaminants into underground sources of drinking water. Any leakage from the subsurface portions of the injection wells may cause degradation of freshwater, potentially resulting in cancellation of operations of a well, imposition of fines and penalties from governmental agencies, incurrence of expenditures for remediation of affected resources, and imposition of liability by landowners or other parties claiming damages for alternative water supplies, property damages, and personal injuries. While we believe that we have obtained the necessary permits from the applicable regulatory agencies for our underground injection wells and that we are in substantial compliance with permit conditions and federal and state rules, any changes in the laws or regulations or the inability to obtain permits for new injection wells in the future may affect our ability to dispose of produced waters and would ultimately increase the cost of our operations, which costs could be significant. For example, the RRC recently adopted new permit rules for injection wells to address these seismic activity concerns within the state. Among other things, the rules require companies seeking permits for disposal wells to provide seismic activity data in permit applications, provide for more frequent monitoring and reporting for certain wells, and allow the RRC to modify, suspend, or terminate permits on grounds that a disposal well is likely to be, or determined to be, causing seismic activity. Furthermore, in response to recent seismic events near underground injection wells used for the disposal of oil and gas-related wastewaters, federal and some state agencies have begun investigating whether such wells have caused increased seismic activity, and some states have shut down or imposed moratoria on the use of such injection wells. For example, in July 2015 and January 2016, the Oklahoma Corporation Commission issued various orders and regulations applicable to disposal operations in specific counties in Oklahoma. These rules require that disposal well operators, among other things, conduct additional mechanical integrity testing, make sure that their wells are not injecting wastes into targeted formations, and/or reduce the volumes of wastes disposed in such wells. If new regulatory initiatives are implemented that restrict or prohibit the use of underground injection wells in areas where we rely upon the use of such wells in our operations, our costs to operate may significantly increase, and our ability to continue production may be delayed or limited, which could have a material adverse effect on our results of operations and financial position.

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

For example, in October 2015, the EPA lowered the National Ambient Air Quality Standard (“NAAQS”) for ozone from 75 to 70 parts per billion. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant. In addition, the EPA has adopted new rules under the CAA that require the reduction of volatile organic compound emissions from certain fractured and refractured natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completion (“REC”) techniques, also known as “green completions.” These regulations also establish specific new requirements regarding emissions from production related wet seal and reciprocating compressors, and from pneumatic controllers and storage vessels. More recently, in August 2015, the EPA announced proposed rules that would establish new air emission controls for emissions of methane from certain equipment and processes in the oil and natural gas source category, including production, processing, transmission and storage activities. The EPA’s proposed rule package includes first-time standards to address emissions of methane from equipment and processes across the source category, including hydraulically fractured oil and natural gas well completions. In addition, the rule package would extend existing volatile organic compound, or VOC, standards under the EPA’s Subpart OOOO of the New Source Performance Standards to include previously unregulated equipment within the oil and natural gas source category.

Climate change.   In response to findings that emissions of carbon dioxide, methane and other “greenhouse gases”, or GHGs, present an endangerment to public health and the environment, the EPA has issued regulations to restrict emissions of greenhouse gases under existing provisions of the CAA. These regulations include limits on tailpipe emissions from motor vehicles and preconstruction and operating permit requirements for certain large stationary sources. The EPA has also adopted rules requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, as well as certain onshore oil and natural gas production facilities, on an annual basis. Recently, in December 2015, the EPA finalized rules that added new sources to the scope of the greenhouse gases monitoring and reporting rule. These new sources include gathering and boosting facilities as well as completions and workovers from hydraulically fractured oil wells. The revisions also include the addition of well identification reporting requirements for certain facilities. In addition, as part of the Obama Administration’s overall strategy to reduce methane emissions from the oil and natural gas sector by up to 45 percent from 2012 levels by 2025, the EPA and other federal agencies have or are in the process of proposing new rules related to the control of methane emissions. For example, in August 2015, the EPA announced proposed rules that would establish new air emission controls for emissions of methane from certain equipment and processes in the oil and natural gas source category, including production, processing, transmission and storage activities. The EPA’s proposed rule package includes first-time standards to address emissions of methane from equipment and processes across the source category, including hydraulically fractured oil and natural gas well completions. More recently, in January 2016, the Bureau of Land Management (“BLM”) issued proposed rules limiting the venting and flaring of natural gas from oil and natural gas activities on federal lands. Increased regulation of methane and other GHGs have the potential to result in increased compliance costs and, consequently, adversely affect our operations.

While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce emissions of GHGs in recent years. In the absence of Congressional action, many states have taken legal measures to reduce emissions of GHGs primarily through regional GHG cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and natural gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall GHG emission reduction goal.

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

Hydraulic fracturing.  Hydraulic fracturing is an important and common practice that is used to stimulate production of oil and/or natural gas from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand, and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. We routinely use hydraulic fracturing as part of our operations. The process is typically regulated by state oil and natural gas commissions, but the EPA has asserted federal regulatory authority pursuant to the SDWA over certain hydraulic fracturing activities involving the use of diesel and issued guidance in February 2014 governing such activities. The EPA has also issued final regulations under the CAA establishing performance standards, including standards for the capture of air emissions released during hydraulic fracturing, and advanced notice of proposed rulemaking under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing, and also proposed in April 2015 to prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants. In addition, the BLM finalized rules in March 2015 that impose new or more stringent standards for performing hydraulic fracturing on federal and American Indian lands. The U.S. District Court of Wyoming has temporarily stayed implementation of this rule. A final decision has not yet been issued.

At the state level, several states have adopted or are considering legal requirements that could impose more stringent permitting, disclosure, and well construction requirements on hydraulic fracturing activities. For example, New Mexico adopted hydraulic fracturing fluid disclosure requirements in February 2012, and the RRC adopted rules governing well casing, cementing and other standards for ensuring that hydraulic fracturing operations do not contaminate nearby water resources in May 2013. In addition, local governments have also taken steps to regulate hydraulic fracturing, including imposing restrictions or moratoria on oil and gas activities occurring within their boundaries. For example, in 2013, Mora County, New Mexico banned hydraulic fracturing. However, the ban was challenged in U.S. District Court and was subsequently overturned. We believe that we follow applicable standard industry practices and legal requirements for groundwater protection in our hydraulic fracturing activities. Nonetheless, if new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

In addition, certain governmental reviews are either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices. Additionally, in June 2015, the EPA released its draft report on the potential impacts of hydraulic fracturing on drinking water resources. The EPA report concluded that hydraulic fracturing activities have not led to widespread, systemic impacts on drinking water resources in the United States, although there are above and below ground mechanisms by which hydraulic fracturing activities have the potential to impact drinking water resources. The draft report is expected to be finalized after a public comment period and a formal review by the EPA’s Science Advisory Board. Other governmental agencies, including the United States Department of Energy and the United States Department of the Interior, are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies could spur initiatives to further regulate hydraulic fracturing under the federal SDWA or other regulatory mechanisms.

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

Operations on Federal Lands. We currently operate on federal lands under the jurisdiction of the BLM. Permitting for oil and gas activities on federal lands can take significantly longer than the state permitting process. Delays in obtaining permits necessary can disrupt our operations and have an adverse effect on our business. In addition, in January 2016, the BLM issued a proposed rule which seeks to reduce methane emissions from oil and gas activities on federal lands by limiting venting and flaring of natural gas from wells and other equipment. The proposal also clarifies when operators owe royalties on flared gas, and would provide the agency greater flexibility to set royalty rates at or above 12.5 percent of the value of production. These rules could result in increased compliance costs for our operations, which in turn could have an adverse effect on our business and results of operations.

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

OSHA and other laws and regulations. We are subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of CERCLA and similar state statutes require that we organize and/or disclose information about hazardous materials used or produced in our operations. Also, pursuant to OSHA, the Occupational Safety and Health Administration has established a variety of standards relating to workplace exposure to hazardous substances and employee health and safety. We believe that we are in substantial compliance with the applicable requirements of OSHA and comparable laws.

We do not believe that compliance with existing environmental laws and regulations applicable to our current operations will have a material adverse impact on our financial condition and results of operations. For instance, we did not incur any material capital expenditures for remediation or pollution control activities during 2015. Additionally, as of the date of this report, we are not aware of any environmental issues or claims that will require material capital expenditures during 2016. However, we cannot assure you that the passage or application of more stringent laws or regulations in the future will not have a negative impact on our financial position or results of operations.

Our Employees

Our corporate headquarters are located at One Concho Center, 600 West Illinois Avenue, Midland, Texas 79701. We also maintain various field offices in Texas and New Mexico. At December 31, 2015, we had 1,121 employees, 387 of whom were employed in field operations. Our future success will depend partially on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We consider our relations with our employees to be good. We also utilize the services of contractors to perform various field and other services.

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

During 2015, average NYMEX oil and natural gas prices declined 47% and 38%, respectively, compared to 2014.  Our PV-10 declined significantly in 2015 compared to 2014 primarily due to the sharp decline in commodity price. The following table provides a reconciliation of PV-10 to the standardized measure of discounted future net cash flows at December 31, 2015, 2014 and 2013:

	December 31,
(in millions)	2015	2014	2013

PV-10	$4,263.3	$11,384.8	$9,029.5
Present value of future income taxes discounted at 10%	(523.8)	(3,362.0)	(2,785.1)
Standardized measure of discounted future net cash flows	$3,739.5	$8,022.8	$6,244.4

EBITDAX

We define EBITDAX as net income, plus (1) exploration and abandonments expense, (2) depreciation, depletion and amortization expense, (3) accretion expense, (4) impairments of long-lived assets, (5) non-cash stock-based compensation expense, (6) (gain) loss on derivatives, (7) cash receipts from (payments on) derivatives, (8) loss on disposition of assets and other, (9) interest expense, (10) loss on extinguishment of debt, (11) federal and state income taxes from continuing operations and (12) similar items listed above that are presented in discontinued operations. EBITDAX is not a measure of net income or cash flow as determined by GAAP.

Our EBITDAX measure provides additional information which may be used to better understand our operations, and it is also a material component of one of the financial covenants under our credit facility. EBITDAX is one of several metrics that we use as a supplemental financial measurement in the evaluation of our business and should not be considered as an alternative to, or more meaningful than, net income, as an indicator of our operating performance. Certain items excluded from EBITDAX are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic cost of depreciable and depletable assets. EBITDAX, as used by us, may not be comparable to similarly titled measures reported by other companies. We believe that EBITDAX is a widely followed measure of operating performance and is one of many metrics used by our management team and by other users of our consolidated financial statements, including by lenders pursuant to a covenant in our credit facility. For example, EBITDAX can be used to assess our operating performance and return on capital in comparison to other independent exploration and production companies without regard to financial or capital structure, and to assess the financial performance of our assets and our company without regard to capital structure or historical cost basis. Further, under our credit facility, an event of default could arise if we were not able to satisfy and remain in compliance with our specified financial ratio, defined as the maintenance of a quarterly ratio of total debt to consolidated last twelve months EBITDAX of no greater than 4.25 to 1.0. Non-compliance with this ratio could trigger an event of default under our credit facility, which then could trigger an event of default under our indentures.

The following table provides a reconciliation of net income to EBITDAX:

	Years Ended December 31,
(in thousands)	2015	2014	2013	2012	2011

Net income	$65,900	$538,175	$251,003	$431,689	$548,137
Exploration and abandonments	58,847	284,821	109,549	39,840	11,394
Depreciation, depletion and amortization	1,223,253	979,740	772,608	575,128	400,022
Accretion of discount on asset retirement obligations	7,600	7,072	6,047	4,187	2,444
Impairments of long-lived assets	60,529	447,151	65,375	-	439
Non-cash stock-based compensation	63,073	47,130	35,078	29,872	19,271
(Gain) loss on derivatives	(699,752)	(890,917)	123,652	(127,443)	23,350
Cash receipts from (payments on) derivatives	632,916	71,983	(32,341)	23,536	(84,854)
Loss on disposition of assets and other	53,789	9,308	1,268	372	1,139
Interest expense	215,384	216,661	218,581	182,705	118,360
Loss on extinguishment of debt	-	4,316	28,616	-	-
Income tax expense from continuing operations	31,371	317,785	118,237	251,041	261,800
Discontinued operations	-	-	(12,081)	64,701	(26,343)
EBITDAX	$1,712,910	$2,033,225	$1,685,592	$1,475,628	$1,275,159

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

Risks Related to Our Business

Oil, natural gas and natural gas liquid prices are volatile and have continued to decline significantly over the past year. An extended continuation of, or a further decline in, oil, natural gas and natural gas liquid prices could adversely affect our financial position, financial results, cash flow, access to capital and ability to grow.

Our future financial condition, revenues, results of operations, rate of growth and the carrying value of our oil and natural gas properties depend primarily upon the prices we receive for our oil and natural gas production and the prices prevailing from time to time for oil, natural gas and natural gas liquids. Oil, natural gas, and natural gas liquid prices historically have been volatile, and are likely to continue to be volatile in the future, especially given current geopolitical conditions. This price volatility also affects the amount of cash flow we have available for capital expenditures and our ability to borrow money or raise additional capital. The prices and levels of production for oil, natural gas and natural gas liquids are subject to a variety of factors beyond our control, including:

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

•         variations between product prices at sales points and applicable index prices; and

•         worldwide economic conditions.

Furthermore, oil and natural gas prices continued to be volatile in 2015. For example, the NYMEX oil prices in 2015 ranged from a high of $61.43 to a low of $34.73 per Bbl and the NYMEX natural gas prices in 2015 ranged from a high of $3.23 to a low of $1.76 per MMBtu. Further, the NYMEX oil prices and NYMEX natural gas prices reached lows of $26.21 per Bbl and $1.80 per MMBtu, respectively, during the period from January 1, 2016 to February 22, 2016.

A significant portion of our total natural gas revenues are derived from the value of the natural gas liquids contained in our natural gas, with the remaining portion coming from the value of the dry natural gas residue. In the past, our liquids-rich natural gas stream and the related value of the natural gas liquids included in our natural gas revenues resulted in our realized natural gas price (excluding the effects of derivatives) being greater than the related NYMEX natural gas price. However, during the year ended December 31, 2015, our realized natural gas price (excluding the effects of derivatives) fell below the related NYMEX natural gas price primarily due to the average Mont Belvieu price for a blended barrel of natural gas liquids decreasing to $17.80 per Bbl, as compared to $34.58 per Bbl during the year ended December 31, 2014.

Declines in oil, natural gas and natural gas liquid prices would not only reduce our revenue, but could also reduce the amount of oil and natural gas that we can produce economically. This in turn would lower the amount of oil and natural gas reserves we could recognize and, as a result, could have a material adverse effect on our financial condition and results of operations. If the oil and natural gas industry continues to experience significant price declines, we may, among other things, be unable to maintain or increase our borrowing capacity, repay current or future indebtedness or obtain additional capital on attractive terms, all of which can adversely affect the value of our securities.

Future price declines could result in a reduction in the carrying value of our proved oil and natural gas properties, which could adversely affect our results of operations.

Declines in commodity prices may result in us having to make substantial downward adjustments to the value of our estimated proved reserves. If this occurs, or if our estimates of production or economic factors change, accounting rules may require us to write-down, as a non-cash charge to earnings, the carrying value of our proved oil and natural gas properties for impairments. We are required to perform impairment tests on proved assets whenever events or changes in circumstances warrant a review of our proved oil and natural gas properties. To the extent such tests indicate a reduction of the estimated useful life or estimated future cash flows of our oil and natural gas properties, the carrying value may not be recoverable and therefore require a write-down. The primary factors that may affect management’s estimates of future cash flows are (i) commodity futures prices, (ii) increases or decreases in production and capital costs, (iii) future reserve adjustments, both positive and negative, to proved reserves and appropriate risk-adjusted probable and possible reserves, (iv) cash flows from integrated assets and (v) results of future drilling activities. We may incur impairment charges in the future, which could materially adversely affect our results of operations in the period incurred.

Additionally, based on the factors above, as of December 31, 2015, we determined that undiscounted future cash flows attributable to certain depletion groups with a net book value of approximately $5.2 billion indicated that the carrying amount was expected to be recovered; however, it may be at risk for impairment if management’s estimates of future cash flows decline, including as a result of further declines in projected commodity prices (and the resulting impact of future cash flows) subsequent to December 31, 2015. We estimate that, if these depletion groups were to become impaired in a future period, we could recognize non-cash impairment in that period of approximately $2.5 billion.

Approximately 42.5 percent of our total estimated proved reserves at December 31, 2015 were undeveloped, and those reserves may not ultimately be developed.

At December 31, 2015, approximately 42.5 percent of our total estimated proved reserves were undeveloped. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling. Our reserve data assumes that we can and will make these expenditures and conduct these operations successfully. These assumptions, however, may not prove correct. Our reserve report at December 31, 2015 includes estimates of total future development costs over the next five years associated with our proved undeveloped reserves of approximately $3.0 billion. If we choose not to spend the capital to develop these reserves, or if we are not otherwise able to successfully develop these reserves, we will be required to write-off these reserves. In addition, under the SEC’s reserve rules, because proved undeveloped reserves may be booked only if they relate to wells planned to be drilled within five years of the date of booking, we may be required to write-off any proved undeveloped reserves that are not developed within this five-year timeframe. For example, as of December 31, 2015, we wrote-off approximately 10.9 MMBoe of proved undeveloped reserves because we have deferred development outside the five-year window primarily as a result of our transition from a vertical to horizontal drilling program. Any such write-offs of our reserves could reduce our ability to borrow money and could reduce the value of our securities.

Drilling for and producing oil and natural gas are high-risk activities with many uncertainties that could cause our costs to increase or production volumes to decrease, which would reduce our cash flows.

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

•         reductions in oil, natural gas and natural gas liquid prices;

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

Oil prices declined substantially during the second half of 2014 and continued to decline through 2015. In the event that oil and natural gas prices remain depressed for a sustained period, or continue to further decline, we may experience significant decreases in drilling activity. Due to the nature of our drilling programs and the oil and natural gas industry generally, we are a party to certain agreements that require us to meet various contractual obligations or require us to utilize a certain amount of goods or services, including, but not limited to, water commitments, throughput volume commitments and power commitments. In the event that oil and natural gas prices remain depressed, and as a result continue to reduce the demand for drilling and production, this could lead to a decrease in our drilling activity and production levels, which could, in turn, require us to pay for unutilized goods or services or impact our ability to meet these contractual obligations.

We may incur losses as a result of title defects in our oil and natural gas properties.

It is our practice to initially conduct only a cursory title review of the oil and natural gas properties on which we do not have proved reserves. To the extent title opinions or other investigations prior to our commencement of drilling operations reflect defects affecting such properties, we are typically responsible for curing any such defects at our expense. Additionally, the discovery of any such defects could delay or prohibit the commencement of drilling operations on the affected properties. These impacts and other potential losses resulting from title defects in our oil and natural gas properties could have a material adverse effect on our business, financial condition and results of operations.

Federal, state and local legislation and regulatory initiatives relating to hydraulic fracturing, as well as governmental reviews of such activities, could result in increased costs and additional operating restrictions or delays and adversely affect our production.

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight formations. We routinely utilize hydraulic fracturing techniques in many of our drilling and completion programs. The process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and natural gas commissions. However, the EPA recently asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the SDWA’s Underground Injection Control Program and issued guidance in February 2014, governing such activities. The EPA has also issued final regulations under the CAA establishing performance standards, including standards for the capture of air emissions released during hydraulic fracturing, and advanced notice of proposed rulemaking under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing, and also proposed in April 2015 to prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants. In addition, the Bureau of Land Management (“BLM”) finalized rules in March 2015 that impose new or more stringent standards for performing hydraulic fracturing on federal and American Indian lands. The United States District Court of Wyoming has temporarily stayed implementation of this rule. A final decision has not yet been issued.

At the state level, several states have adopted or are considering legal requirements that could impose more stringent permitting, disclosure, and well construction requirements on hydraulic fracturing activities. For example, New Mexico adopted hydraulic fracturing fluid disclosure requirements in February 2012 and in May 2013, and the RRC adopted rules governing well casing, cementing and other standards for ensuring that hydraulic fracturing operations do not contaminate nearby water resources in May 2013. In addition, local governments have also taken steps to regulate hydraulic fracturing, including imposing restrictions or moratoria on oil and gas activities occurring within their boundaries. For example, in 2013, Mora County, New Mexico banned hydraulic fracturing. However, the ban was challenged in U.S. District Court and was subsequently overturned. We believe that we follow applicable standard industry practices and legal requirements for groundwater protection in our hydraulic fracturing activities. Nonetheless, if new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

In addition, certain governmental reviews are either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices. Additionally, in June 2015, the EPA released its draft report on the potential impacts of hydraulic fracturing on drinking water resources. The EPA report concluded that hydraulic fracturing activities have not led to widespread, systemic impacts on drinking water resources in the United States, although there are above and below ground mechanisms by which hydraulic fracturing activities have the potential to impact drinking water resources. The draft report is expected to be finalized after a public comment period and a formal review by the EPA’s Science Advisory Board. Other governmental agencies, including the United States Department of Energy and the United States Department of the Interior, are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies could spur initiatives to further regulate hydraulic fracturing under the federal SDWA or other regulatory mechanisms.

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

Water is an essential component of both the drilling and hydraulic fracturing processes. Historically, we have been able to purchase water from local land owners and other sources for use in our operations. Over the past few years, extreme drought conditions persisted in West Texas and Southeast New Mexico. Although conditions have improved, we cannot guarantee what conditions may occur in the future. Severe drought conditions can result in local water districts taking steps to restrict the use of water subject to their jurisdiction for drilling and hydraulic fracturing in order to protect the local water supply. If we are unable to obtain water to use in our operations from local sources, we may be unable to economically produce oil and natural gas, which could have an adverse effect on our financial condition, results of operations and cash flows.

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

The oil and natural gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures for the acquisition, exploration and development of oil and natural gas reserves. At December 31, 2015, we had no outstanding debt under our credit facility (and total debt at December 31, 2015 was $3.3 billion), and we had approximately $2.5 billion of unused commitments under our credit facility. Expenditures for acquisition, exploration and development of oil and natural gas properties are the primary use of our capital resources. We incurred approximately $2.1 billion in acquisition, exploration and development activities (excluding asset retirement obligations) during the year ended December 31, 2015. In November 2015, we announced our 2016 base capital budget, excluding acquisitions, of approximately $1.4 billion. During 2016, our current intent is to adjust our capital spending to be within our cash flows. Based on current commodity prices and costs, our capital plan is in the range of $1.1 billion to $1.3 billion. We plan to spend approximately $3.0 billion over the next five years on future development costs associated with proved undeveloped reserves.

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

•         our ability to acquire, locate and produce new reserves; and

•         the impact of potential changes in our credit ratings.

If our revenues or the borrowing base under our credit facility decrease as a result of lower commodity prices or sustained depressed commodity prices, operating difficulties, declines in reserves, lending requirements or regulations, or for any other reason, we may have limited ability to obtain the capital necessary to sustain our operations at current or anticipated levels. As a result, we may require additional capital to fund our operations, and we may not be able to obtain debt or equity financing on terms acceptable to us, if at all, to satisfy our capital requirements. If cash generated from operations or borrowings available under our credit facility is not sufficient to meet our capital requirements, the failure to obtain additional financing could result in a curtailment of our operations relating to the development of our prospects, which in turn could lead to a decline in our oil and natural gas reserves, and could adversely affect our production, revenues and results of operations.

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

We had approximately $3.3 billion of outstanding debt at December 31, 2015. At December 31, 2015, the borrowing base under our credit facility was $3.25  billion and commitments from our bank group totaled $2.5 billion, of which $2.5 billion was unused commitments.

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

At December 31, 2015, we had no debt outstanding under our credit facility, and our borrowing base was $3.25 billion and commitments from our bank group totaled $2.5 billion. The borrowing base under our credit facility is redetermined annually based upon a number of factors, including commodity prices and reserve levels. In addition, between redeterminations we and, if requested by 66 2/3 percent of our lenders, our lenders, may each request one special redetermination. Upon a redetermination, our borrowing base could be substantially reduced, and in the event the amount outstanding under our credit facility at any time exceeds the borrowing base at such time, we may be required to repay a portion of our outstanding borrowings. We expect to utilize cash on hand, cash flow from operations, bank borrowings, debt and equity financings and asset sales to fund our acquisition, exploration and development activities. A reduction in our borrowing base could limit our activities. In addition, we may significantly alter our capitalization in order to make future acquisitions or develop our properties. These changes in capitalization may significantly increase our level of indebtedness. If we incur additional debt for these or other purposes, the related risks that we now face could intensify. A higher level of indebtedness also increases the risk that we may default on our debt obligations. Our ability to meet our debt obligations and to reduce our level of indebtedness depends on our future performance which is affected by general economic conditions and financial, business and other factors, many of which are beyond our control.

A downgrade in our credit rating could negatively impact our cost of and ability to access capital.

We receive debt credit ratings from Standard & Poor’s Ratings Group, Inc. (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”), which are subject to regular reviews. S&P and Moody’s consider many factors in determining our ratings including: production growth opportunities, liquidity, debt levels and asset and reserve mix.

On December 16, 2015, Moody’s announced that it placed the ratings of 29 U.S. exploration and production companies, including us, on review for downgrade. At December 31, 2015, our long-term debt was rated “Ba1” with an outlook under review. Since that action, Moody’s lowered its oil price estimates and placed additional exploration and production companies on review for downgrade. With Moody’s reduced expectations for the likely range of prices and deteriorating industry conditions, there is an increased possibility for multi-notch downgrades as an outcome of the review process. The ultimate outcome of the ratings review for any particular exploration and production company will depend on such company’s particular credit attributes. On February 11, 2016, Moody’s affirmed our rating as “Ba1” and assigned a stable outlook.

At December 31, 2015, our long-term debt was rated BB+ with a stable outlook by S&P. On February 9, 2016, S&P affirmed our rating as part of a broader review of 45 exploration and production companies. Of the 45 companies under review by S&P, 20 companies’ ratings were affirmed while 25 companies’ ratings were downgraded.

A downgrade in our credit ratings could negatively impact our costs of capital and our ability to effectively execute aspects of our strategy. Further, a downgrade in our credit ratings could affect our ability to raise debt in the public debt markets, and the cost of any new debt could be much higher than our outstanding debt. These and other impacts of a downgrade in our credit ratings could have a material adverse effect on our business, financial condition and results of operations.

As of the filing of this report, no additional changes in our credit ratings have occurred; however, we cannot be assured that our credit ratings will not be downgraded in the future.

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

Our producing properties are geographically concentrated in the Permian Basin of Southeast New Mexico and West Texas. At December 31, 2015, substantially all of our total estimated proved reserves were attributable to properties located in this area. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, market limitations, severe weather events, water shortages or other drought related conditions or interruption of the processing or transportation of oil, natural gas or natural gas liquids.

In addition to the geographic concentration of our producing properties described above, at December 31, 2015, approximately: (i) 29 percent of our proved reserves were attributable to the Yeso formation, which includes both the Paddock and Blinebry intervals, underlying our oil and natural gas properties located in Southeast New Mexico; (ii) 25 percent of our proved reserves were attributable to the Bone Spring formation located in the Delaware Basin; and  (iii) 17 percent of our proved reserves were attributable to the Wolfcamp and Spraberry formations in West Texas. This concentration of assets within a small number of producing horizons exposes us to additional risks, such as changes in field-wide rules and regulations that could cause us to permanently or temporarily shut-in all of our wells within a field.

We periodically evaluate our unproved oil and natural gas properties for impairment and could be required to recognize non-cash charges to earnings of future periods.

At December 31, 2015, we carried unproved property costs of $0.9 billion. GAAP requires periodic evaluation of these costs on a project-by-project basis in comparison to their estimated fair value. These evaluations will be affected by the results of exploration activities, intent of future exploration activities, commodity price circumstances, planned future sales or expiration of all or a portion of the leases, future drilling plans, contracts and permits appurtenant to such projects. Based on our evaluations, we may determine that we are unable to fully recover the cost invested in each project, and we will recognize non-cash charges to earnings in future periods.

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

Our commodity price risk management activities could have the effect of reducing our net income and the value of our securities. At December 31, 2015, the Company had a net derivative asset of approximately $819.5 million. An average increase in the commodity price of $5.00 per barrel of oil and $0.50 per MMBtu for natural gas from the commodity price at December 31, 2015 would have resulted in a decrease in our net asset of approximately $196.9  million. We may continue to incur significant gains or losses in the future from our commodity price risk management activities to the extent market prices increase or decrease and our derivatives contracts remain in place.

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

Our reserve estimates and our computation of future net cash flows are based on SEC pricing of (i) $46.79  per Bbl WTI posted oil price and (ii) $2.59  per MMBtu Henry Hub spot natural gas price, adjusted for location and quality by property. The SEC pricing for reserves as of December 31, 2015 is higher than the NYMEX oil price and NYMEX natural gas price of $31.48 per Bbl and $1.82 per MMBtu, respectively, at February 22, 2016. If current pricing measures were used, estimates of our reserves and PV-10 would be lower. For example, if average oil prices were $5.00 per barrel lower than the average price we used, our PV-10 at December 31, 2015 would have decreased from $4.3 billion to $3.6 billion. If average natural gas prices were $0.50 per MMBtu lower than the average price we used, our PV-10 at December 31, 2015, would have decreased from $4.3 billion to $4.0 billion. Any adjustments to the estimates of proved reserves or decreases in the price of our commodities may decrease the value of our securities.

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

We operate in a highly competitive environment for acquiring properties, marketing oil and natural gas and securing trained personnel. Some of our competitors possess and employ financial, technical and personnel resources substantially greater than ours, which can be particularly important in the areas in which we operate. Those companies may be able to pay more for productive oil and natural gas properties and exploratory prospects and to evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. In addition, those companies may be able to offer better compensation packages to attract and retain qualified personnel than we are able to offer. The cost to attract and retain qualified personnel may increase substantially in the future. Our ability to acquire additional prospects and to find and develop reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Also, there is substantial competition for capital available for investment in the oil and natural gas industry. We may not be able to compete successfully in the future in acquiring prospective reserves, developing reserves, marketing hydrocarbons, attracting and retaining quality personnel and raising additional capital. Our failure to acquire properties, market oil and natural gas and secure trained personnel and adequately compensate personnel could have a material adverse effect on our production, revenues and results of operations.

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

Future legislation may impose new taxes or fees on crude oil or natural gas, including by eliminating or reducing certain federal income tax deductions currently available with respect to oil and natural gas exploration and development.

Budgets proposed by President Obama have included proposals that would, among other things, eliminate or reduce certain key United States federal income tax incentives currently available to oil and natural gas exploration and production companies. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain domestic production activities and (iv) an extension of the amortization period for certain geological and geophysical expenditures.

It is unclear whether any such changes will actually be enacted or, if enacted, how soon any such changes could become effective. The passage of any legislation as a result of the budget proposal, tax reform efforts, or any other similar change in United States federal income tax law could affect certain tax deductions that are currently available to us with respect to our oil and natural gas exploration and production activities. Additionally, President Obama has proposed, as part of the Budget of the United States Government for Fiscal Year 2017, to impose an “oil fee” of $10.25 per barrel equivalent of crude oil.  This fee would be collected on domestically produced and imported petroleum products.  If enacted into law, the fee would be phased in over five years, beginning October 1, 2016.  The adoption of this, or similar proposals, could result in increased operating costs and/or reduced consumer demand for petroleum products, which in turn could affect the prices companies such as ours receive for our oil.

Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the crude oil and natural gas that we produce.

In response to findings that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment, the EPA has issued regulations to restrict emissions of greenhouse gases under existing provisions of the CAA. These regulations include limits on tailpipe emissions from motor vehicles and preconstruction and operating permit requirements for certain large stationary sources. The EPA has also adopted rules requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, as well as certain onshore oil and natural gas production facilities, on an annual basis. Recently, in December 2015, the EPA finalized rules that added new sources to the scope of the greenhouse gases monitoring and reporting rule. These new sources include gathering and boosting facilities as well as completions and workovers from hydraulically fractured oil wells. The revisions also include the addition of well identification reporting requirements for certain facilities. In addition, as part of the Obama Administration’s overall strategy to reduce methane emissions from the oil and natural gas sector by up to 45 percent from 2012 levels by 2025, the EPA and other federal agencies have or are in the process of proposing new rules related to the control of methane emissions. For example, in August 2015, the EPA announced proposed rules that would establish new air emission controls for emissions of methane from certain equipment and processes in the oil and natural gas source category, including production, processing, transmission and storage activities. The EPA’s proposed rule package includes first-time standards to address emissions of methane from equipment and processes across the source category, including hydraulically fractured oil and natural gas well completions. More recently, in January 2016, the BLM issued proposed rules limiting the venting and flaring of natural gas from oil and natural gas activities on federal lands. Increased regulation of methane and other GHGs have the potential to result in increased compliance costs and, consequently, adversely affect our operations.

While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce emissions of GHGs in recent years. In the absence of Congressional action, many states have taken legal measures to reduce emissions of GHGs primarily through regional GHG cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and natural gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall GHG emission reduction goal.

The adoption of legislation or regulatory programs to reduce emissions of GHGs could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or to comply with new regulatory or reporting requirements. For example, pursuant to President Obama’s Strategy to Reduce Methane Emissions, the EPA proposed in August 2015 regulations that will set methane emission standards for new and modified oil and gas production and natural gas processing and transmission facilities as part of the Administration’s efforts to reduce methane emissions from the oil and natural gas sector by up to 45 percent from 2012 levels by 2025. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produce. Consequently, legislation and regulatory programs to reduce emissions of GHGs could have an adverse effect on our business, financial condition and results of operations. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations.

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

The CFTC has designated certain interest rate swaps and credit default swaps for mandatory clearing and the associated rules also will require us, in connection with covered derivative activities, to comply with clearing and trade-execution requirements or take steps to qualify for an exemption to such requirements. The CFTC has not yet proposed rules designating any other classes of swaps, including physical commodity swaps, for mandatory clearing. Although we expect to qualify for the end-user exception from the mandatory clearing requirements for swaps entered to hedge our commercial risks, the application of the mandatory clearing and trade execution requirements to other market participants, such as swap dealers, may change the cost and availability of the swaps that we use for hedging. If our swaps do not qualify for the commercial end-user exception, or if the cost of entering into uncleared swaps becomes prohibitive, we may be required to clear such transactions. The ultimate effect of the rules and any additional regulations on our business is uncertain at this time.

In addition, certain banking regulators and the CFTC have adopted final rules establishing minimum margin requirements for uncleared swaps. Although we expect to qualify for the end-user exception from such margin requirements for swaps entered into to hedge our commercial risks, the application of such requirements to other market participants, such as swap dealers, may change the cost and availability of the swaps that we use for hedging. If any of our swaps do not qualify for the commercial end-user exception, the posting of collateral could reduce our liquidity and cash available for capital expenditures and our ability to manage commodity price volatility and the volatility in cash flows. The impact of those provisions is uncertain at this time.

The full impact of the Act and related regulatory requirements upon our business will not be known until the regulations are implemented and the market for derivatives contracts has adjusted. The Act and any new regulations could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, or reduce our ability to monetize or restructure our existing derivative contracts. If we reduce our use of derivatives as a result of the Act and regulations implementing the Act, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the Act was intended, in part, to reduce the volatility of commodity prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil, natural gas and natural gas liquids. Our revenues could therefore be adversely affected if a consequence of the Act and implementing regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on us, our financial condition and our results of operations.

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

At December 31, 2015, approximately 8.9 percent of our proved reserves were attributable to properties for which we were not the operator. As a result, the success and timing of drilling and development activities on properties operated by others depend upon a number of factors, including:

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

Item 1B.  Unresolved Staff Comments

There are no unresolved staff comments.

Item 2.  Properties

Our Oil and Natural Gas Reserves

The estimates of our proved reserves at December 31, 2015, all of which were located in the United States, were based on evaluations prepared by the independent petroleum engineering firms of Cawley, Gillespie & Associates, Inc. (“CGA”) and Netherland, Sewell & Associates, Inc. (“NSAI”) (collectively, our “external engineers”). Reserves were estimated in accordance with guidelines established by the SEC and the Financial Accounting Standards Board (the “FASB”).

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

CGA. Approximately 72 percent of the proved reserves estimates shown herein at December 31, 2015 have been independently prepared by CGA, a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. CGA was founded in 1960 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-693. Within CGA, the technical person primarily responsible for preparing the estimates set forth in the CGA letter dated January 20, 2016, filed as an exhibit to this Annual Report on Form 10-K, was Mr. Zane Meekins. Mr. Meekins has been a practicing consulting petroleum engineer at CGA since 1989. Mr. Meekins is a Registered Professional Engineer in the State of Texas (License No. 71055) and has over 25 years of practical experience in petroleum engineering, with over 20 years of experience in the estimation and evaluation of reserves. He graduated from Texas A&M University in 1987 with a Bachelor of Science degree in Petroleum Engineering. Mr. Meekins meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; he is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserve definitions and guidelines.

NSAI. Approximately 28 percent of the proved reserve estimates shown herein at December 31, 2015 have been independently prepared by NSAI, a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical person primarily responsible for preparing the estimates set forth in the NSAI letter dated January 22, 2016, filed as an exhibit to this Annual Report on Form 10-K, was Mr. Michael Begland. Mr. Begland, a Licensed Professional Engineer in the State of Texas (License No. 104898), has been practicing consulting petroleum engineering at NSAI since 1993 and has over seven years of prior industry experience. He graduated from Ohio State University in 1983 with a Bachelor of Science Degree in Chemical Engineering. Mr. Begland meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; he is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserve definitions and guidelines.

Our oil and natural gas reserves. The following table sets forth our estimated proved oil and natural gas reserves, PV-10 and Standardized Measure at December 31, 2015. PV-10 and Standardized Measure include the present value of our estimated future abandonment and site restoration costs for proved properties net of the present value of estimated salvage proceeds from each of these properties. Our reserve estimates and our computation of future net cash flows are based on SEC pricing of (i) $46.79 per Bbl WTI posted oil price and (ii) $2.59 per MMBtu Henry Hub spot natural gas price, adjusted for location and quality by property.

	Oil	Natural Gas	Total	PV-10 (a)
	(MBbl)	(MMcf)	(MBoe)	(in millions)
Core Operating Areas:
New Mexico Shelf	113,923	500,467	197,334	$1,309.8
Delaware Basin	184,335	789,009	315,837	2,235.2
Midland Basin	69,518	243,070	110,030	716.3
Other	8	1,517	260	2.0
Total	367,784	1,534,063	623,461	4,263.3
Present value of future income taxes discounted at 10%				(523.8)
Standardized Measure				$3,739.5

The following table sets forth our estimated proved reserves by category at December 31, 2015:

	Oil	Natural Gas	Total	Percent of	PV-10 (a) (in millions)
	(MBbl)	(MMcf)	(MBoe)	Total

Proved developed producing	188,374	876,843	334,515	53.7%	$3,340.7
Proved developed non-producing	15,506	49,786	23,803	3.8%	102.0
Proved undeveloped	163,904	607,434	265,143	42.5%	820.6
Total proved	367,784	1,534,063	623,461	100.0%	$4,263.3

Total proved developed	203,880	926,629	358,318	57.5%	$3,442.7

(a)      Our Standardized Measure at December 31, 2015 was $3.7 billion. PV-10 is a Non-GAAP financial measure and is derived from the Standardized Measure which is the most directly comparable GAAP financial measure. PV-10 is a computation of the Standardized Measure on a pre-tax basis. PV-10 is equal to the Standardized Measure at the applicable date, before deducting future income taxes, discounted at 10 percent. We believe that the presentation of PV-10 is relevant and useful to investors because it presents the discounted future net cash flows attributable to our estimated proved reserves prior to taking into account future corporate income taxes, and it is a useful measure for evaluating the relative monetary significance of our oil and natural gas assets. Further, investors may utilize the measure as a basis for comparison of the relative size and value of our reserves to other companies. We use this measure when assessing the potential return on investment related to our oil and natural gas assets. PV-10, however, is not a substitute for the Standardized Measure. Our PV-10 measure and the Standardized Measure do not purport to present the fair value of our oil and natural gas reserves. See “Item 1. Business —Non-GAAP Financial Measures and Reconciliations.”

___________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

Changes to proved reserves. The following table sets forth the changes in our proved reserve volumes by area during the year ended December 31, 2015 (in MBoe):

			Purchases of	Sales of	Revisions of
		Extensions and	Minerals-in-	Minerals-in-	Previous
	Production	Discoveries	Place	Place	Estimates

Core Operating Areas:
New Mexico Shelf	(11,473)	25,031	71	-	(64,114)
Delaware Basin	(31,175)	98,110	11,449	-	(6,394)
Midland Basin	(9,632)	33,926	183	(1,379)	(58,481)
Other	(8)	1	-	-	163
Total	(52,288)	157,068	11,703	(1,379)	(128,826)

Extensions and discoveries. Extensions and discoveries of approximately 157.1 MMBoe are primarily the result of our continued success from our extension and infill horizontal drilling programs in our core operating areas. Proved developed reserves increased approximately 54.8 MMBoe due to our exploratory drilling activity in 2015. Based upon this activity, approximately 102.3 MMBoe of new proved undeveloped locations were added, of which the vast majority are one offset location from an existing producing well.

Purchases and sales of minerals-in-place.  Our purchases of minerals-in-place are composed of approximately 11.7 MMBoe from various acquisitions and 1.4 MMBoe from various divestitures throughout the year.

Revisions of previous estimates.  Revisions of previous estimates are comprised of (i) 112.2 MMBoe of negative price revisions, (ii) 10.9 MMBoe of negative revisions due to proved undeveloped reserves reclassified to unproved reserves because they are no longer expected to be developed within the five years of their initial recording required by SEC rules and (iii) 5.7 MMBoe of negative revisions resulting from technical and performance evaluations. Our proved reserves at December 31, 2015 were determined using the SEC prices of $46.79 per Bbl of oil for WTI and $2.59 per MMBtu of natural gas for Henry Hub spot, compared to corresponding prices of $91.48 per Bbl of oil and $4.35 per MMBtu of natural gas at December 31, 2014.

Proved undeveloped reserves.  At December 31, 2015, we had approximately 265.1 MMBoe of proved undeveloped reserves as compared to 260.3 MMBoe at December 31, 2014.

The following table summarizes the changes in our proved undeveloped reserves during 2015 (in MBoe):

At December 31, 2014	260,309
Extensions and discoveries	102,327
Purchases of minerals-in-place	8,680
Sales of minerals-in-place	(883)
Revisions of previous estimates	(74,961)
Conversion to proved developed reserves	(30,329)
At December 31, 2015	265,143

Extensions and discoveries of approximately 102.3 MMBoe are primarily the result of new proved undeveloped locations that were added, of which the vast majority are one offset location from an existing producing well.

Net negative revisions of previous estimates of approximately 75.0 MMBoe are primarily attributable to (i) 50.5 MMBoe of negative price revisions, (ii) 10.9 MMBoe of negative revisions due to proved undeveloped reserves reclassified to unproved reserves because they are no longer expected to be developed within the five years of their initial recording as required by SEC rules, primarily as a result of our transition from vertical to horizontal development and (iii) 13.6 MMBoe of net negative miscellaneous revisions.

The following table sets forth proved undeveloped reserves converted to proved developed reserves during the respective year and the investment required to convert proved undeveloped reserves to proved developed reserves:

	Proved Undeveloped Reserves			Investment in Conversion
Years Ended	Converted to			of Proved Undeveloped Reserves
December 31,	Proved Developed Reserves			to Proved Developed Reserves

	Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)
				(in thousands)

2011	25,201	68,495	36,616	$491,602
2012	19,132	60,388	29,196	411,576
2013	17,050	52,237	25,756	441,998
2014	20,970	75,266	33,514	561,198
2015	19,465	65,181	30,329	464,697
Total	101,818	321,567	155,411	$2,371,071

The following table sets forth the estimated timing and cash flows of developing our proved undeveloped reserves at December 31, 2015 (dollars in thousands):

	Future	Future	Future	Future
Years Ended	Production	Cash	Production	Development	Future Net
December 31, (a)	(MBoe)	Inflows (b)	Costs	Costs	Cash Flows

2016	5,283	$180,359	$(26,510)	$(385,126)	$(231,277)
2017	12,733	439,154	(62,964)	(668,922)	(292,732)
2018	21,078	724,073	(105,607)	(846,941)	(228,475)
2019	25,689	865,107	(136,946)	(623,922)	104,239
2020	26,910	892,311	(151,847)	(450,208)	290,256
Thereafter	173,450	5,618,445	(2,056,069)	(25,644)	3,536,732
Total	265,143	$8,719,449	$(2,539,943)	$(3,000,763)	$3,178,743

(a)

Beginning in 2016 and thereafter, the production and cash flows represent the drilling results from the respective year plus the incremental effects from the results of proved undeveloped drilling from previous years.

(b)	Computation is based on SEC pricing of (i) $46.79 per Bbl WTI posted oil price and (ii) $2.59 per MMBtu Henry Hub spot natural gas price, adjusted for location and quality by property.

Historically, our drilling programs were substantially funded from our cash flow and borrowings from our credit facility and were weighted towards drilling unproven locations. Based on our current expectations over the next 5 years of our cash flows and drilling programs, which includes drilling of proved undeveloped and unproven locations, we believe that we can continue to substantially fund our drilling activities from our cash flow and with borrowings from our credit facility, if needed.

Developed and Undeveloped Acreage

The following table presents our total gross and net developed and undeveloped acreage by area at December 31, 2015:

	Developed Acres		Undeveloped Acres		Total Acres
	Gross	Net	Gross	Net	Gross	Net

Core Operating Areas:
New Mexico Shelf	123,879	84,258	26,669	18,440	150,548	102,698
Delaware Basin	419,380	292,350	173,894	127,670	593,274	420,020
Midland Basin	257,905	148,860	6,001	2,942	263,906	151,802
Other	3,052	1,891	981	981	4,033	2,872
Total	804,216	527,359	207,545	150,033	1,011,761	677,392

The following table sets forth the future expiration amounts of our gross and net undeveloped acreage at December 31, 2015 by area:

	2016		2017		2018		Thereafter
	Gross	Net	Gross	Net	Gross	Net	Gross	Net

Core Operating Areas:
New Mexico Shelf (a)	15,783	12,149	4,332	2,573	1,324	545	1,200	875
Delaware Basin (b)	98,381	79,705	21,582	10,445	19,006	7,789	14,408	12,151
Midland Basin	1,415	814	3,109	840	161	33	186	31
Other	981	981	-	-	-	-	-	-
Total	116,560	93,649	29,023	13,858	20,491	8,367	15,794	13,057

(a)	Amounts include 18,910 gross (14,959 net) acres that we have no current plans to explore.
(b)

Amounts include 79,830 gross (72,472 net) acres primarily in the outer limits of our southern Delaware Basin core area that we have no current plans to explore.  The majority of these acres expire in 2016.

Drilling Activities

For summary tables that set forth information with respect to wells drilled and completed for the years ended December 31, 2015, 2014 and 2013, see “Item 1. Business —Drilling Activities.”

Our Production, Prices and Expenses

For a summary table that sets forth information concerning our production and operating data from continuing operations for the years ended December 31, 2015, 2014 and 2013, see “Item 1. Business —Our Production, Prices and Expenses.”

Productive Wells

For a summary table that sets forth the number of productive oil and natural gas wells on our properties at December 31, 2015, 2014 and 2013, see “Item 1. Business —Productive Wells.”

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

	Price Per Share
	High	Low

2014:
First Quarter	$125.15	$94.51
Second Quarter	$145.70	$120.57
Third Quarter	$148.61	$123.94
Fourth Quarter	$128.05	$77.22

2015:
First Quarter	$122.14	$91.26
Second Quarter	$134.13	$110.44
Third Quarter	$115.13	$92.41
Fourth Quarter	$120.41	$85.87

On February 22, 2016, the last sales price of our common stock as reported on the NYSE was $94.97 per share.

As of February 22, 2016, there were 1,087 holders of record of our common stock.

Dividend Policy

We have not paid, and do not intend to pay in the foreseeable future, cash dividends on our common stock. Covenants contained in our credit facility and the indentures governing our senior notes limit the payment of dividends on our common stock. We currently intend to retain all future earnings to fund the development and growth of our business. Any payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that our board of directors deems relevant. See Note 9 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information.

Repurchases of Equity Securities

Period	Total number of shares withheld (a)	Average price per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plan

October 1, 2015 - October 31, 2015	368	$113.63	-
November 1, 2015 - November 30, 2015	102	$109.21	-
December 1, 2015 - December 31, 2015	1,108	$103.48	-

(a)		Represents shares that were withheld by us to satisfy tax withholding obligations of certain of our officers and key employees that arose upon the lapse of restrictions on restricted stock.

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

•         in May 2014, we issued in a secondary public offering 7.5 million shares of our common stock at $129.00 per share, and we received net proceeds of approximately $932.0 million;

•         in March 2015, we issued 6.9 million shares of our common stock in a public offering at $107.49 per share, and we received net proceeds of approximately $741.5 million;

•         in October 2015, we issued approximately 8.9 million shares of our common stock in a public offering at $92.50 per share, and we received net proceeds of approximately $794.2 million; and

•         in December 2015, we completed an acreage exchange with Clayton Williams Energy, Inc. that consolidated acres into a concentrated, operated position in the southern Delaware Basin. We recognized a loss on disposition of assets of approximately $50.0 million related to the acreage exchange.

Our financial data below is derived from (i) our audited consolidated financial statements included in this report and (ii) other audited consolidated financial statements of ours not included in this report, after taking into consideration the retrospective adoption of Accounting Standards Update (“ASU”) No. 2015-03 and 2015-17. See Note 2 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information.

	Years Ended December 31,
(in thousands, except per share amounts)	2015	2014	2013	2012 (a)	2011

Statement of operations data:
Total operating revenues	$1,803,573	$2,660,147	$2,319,919	$1,819,814	$1,617,771
Total operating costs and expenses	(1,422,570)	(1,570,402)	(1,702,482)	(969,251)	(814,103)
Income from operations	$381,003	$1,089,745	$617,437	$850,563	$803,668
Income from continuing operations, net of tax	$65,900	$538,175	$238,922	$408,230	$419,534
Income from discontinued operations, net of tax	-	-	12,081	23,459	128,603
Net income attributable to common shareholders	$65,900	$538,175	$251,003	$431,689	$548,137
Basic earnings per share:
Income from continuing operations	$0.54	$4.89	$2.28	$3.96	$4.09
Income from discontinued operations, net of tax	-	-	0.11	0.22	1.25
Net income attributable to common shareholders	$0.54	$4.89	$2.39	$4.18	$5.34
Diluted earnings per share:
Income from continuing operations	$0.54	$4.88	$2.28	$3.93	$4.05
Income from discontinued operations, net of tax	-	-	0.11	0.22	1.23
Net income attributable to common shareholders	$0.54	$4.88	$2.39	$4.15	$5.28

Other financial data:
Net cash provided by operations	$897,505	$1,673,787	$1,362,020	$1,237,478	$1,199,458
Net cash used in investing activities	$1,969,725	$2,545,996	$1,896,794	$2,240,444	$1,651,418
Net cash provided by financing activities	$1,300,749	$872,209	$531,915	$1,005,504	$451,918
EBITDAX (b)	$1,712,910	$2,033,225	$1,685,592	$1,475,628	$1,275,159

	December 31,
(in thousands)	2015	2014	2013	2012 (a)	2011

Balance sheet data:
Cash and cash equivalents	$228,550	$21	$21	$2,880	$342
Property and equipment, net	10,976,947	10,206,014	8,946,048	7,993,424	6,290,118
Total assets (c) (d)	12,641,876	11,751,780	9,507,931	8,540,234	6,789,636
Long-term debt, including current maturities (c)	3,332,188	3,469,137	3,577,257	3,051,900	2,048,994
Stockholders' equity	6,942,551	5,280,788	3,757,949	3,466,196	2,980,739

(a)         The acquisition of producing and non-producing assets from Three Rivers Operating Company LLC and certain affiliated entities closed in July 2012.

(b)        EBITDAX is defined as net income, plus (1) exploration and abandonments expense, (2) depreciation, depletion and amortization expense, (3) accretion expense, (4) impairments of long-lived assets, (5) non-cash stock-based compensation expense, (6) (gain) loss on derivatives, (7) cash receipts from (payments on) derivatives, (8) loss on disposition of assets and other, (9) interest expense, (10) loss on extinguishment of debt, (11) federal and state income taxes on continuing operations and (12) similar items listed above that are presented in discontinued operations. See “Item 1. Business —Non-GAAP Financial Measures and Reconciliations.”

(c)         Amounts related to deferred loan costs have been retrospectively adjusted for years 2011 through 2014 due to early adoption of ASU No. 2015-03.  See Note 2 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information.

(d)        Amounts related to deferred taxes have been retrospectively adjusted for years 2011 through 2014 due to early adoption of ASU No. 2015-17. See Note 2 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information. _______________________________________________________________________________________________________________________

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are an independent oil and natural gas company engaged in the acquisition, development, exploration and production of oil and natural gas properties. Our core operations are primarily focused in the Permian Basin of Southeast New Mexico and West Texas. Concho’s legacy in the Permian Basin provides us a deep understanding of operating and geological trends. We are also at the forefront of applying new technologies, such as horizontal drilling and enhanced completion techniques, throughout our three core operating areas: the New Mexico Shelf, the Delaware Basin and the Midland Basin. In the New Mexico Shelf, we primarily target the Yeso formation with horizontal drilling, in the Delaware Basin, we use horizontal drilling to target the Bone Spring formation (including the Avalon shale and the Bone Spring sands) and the Wolfcamp shale formation; and in the Midland Basin, we target the Wolfcamp and Spraberry formations with horizontal drilling.  Oil comprised 59 percent of our 623.5 MMBoe of estimated proved reserves at December 31, 2015 and 65.9 percent of our 52.3 MMBoe of production for 2015. We seek to operate the wells in which we own an interest, and we operated wells that accounted for 93 percent of our proved developed producing PV-10 and 78.9 percent of our 7,636 gross wells at December 31, 2015. By controlling operations, we are able to more effectively manage the cost and timing of exploration and development of our properties, including the drilling and stimulation methods used.

Financial and Operating Performance

Our financial and operating performance for 2015 included the following highlights:

•         Net income was $65.9 million ($0.54 per diluted share), as compared to net income of $538.2 million ($4.88  per diluted share) in 2014. The decrease in net income was primarily due to:

•       $856.6 million decrease in oil and natural gas revenues as a result of a 47 percent decrease in commodity price realizations per Boe (excluding the effects of derivative activities), partially offset by a 28 percent increase in production;

•       $243.5 million increase in depreciation, depletion and amortization expense, primarily due to increased production associated with new wells that were successfully drilled and completed in 2014  and 2015;

•       $191.2 million decrease in the gain on derivatives in 2015 as compared to 2014;

•       $26.6 million increase in general and administrative expense due to an increase in the number of employees and related personnel expenses; and

•       $44.5 million increase in loss on disposition of assets, net, primarily as a result of the acreage exchange with Clayton Williams Energy, Inc.;

partially offset by:

•       $386.6 million decrease in non-cash impairment charges due to a $447.2 million non-cash impairment charge in 2014 as compared to $60.5 million in non-cash impairment charges in 2015;

•       $286.4 million change in our income tax expense due to the decrease in income before income taxes; and

•       $226.0 million decrease in exploration and abandonment expense due primarily to a reduction in geological and geophysical expense, exploratory dry hole costs and leasehold abandonments in 2015 as compared to 2014.

•         Average daily sales volumes increased by 28 percent from 111,987 Boe per day during 2014 to 143,256 Boe per day during 2015. The increase is primarily attributable to our successful drilling and completion efforts during 2014  and 2015.

•         Net cash provided by operating activities decreased by approximately $776.3 million to $897.5 million for 2015, as compared to $1,673.8 million in 2014, primarily due to a decrease in oil and natural gas revenues offset partially by positive variances in working capital changes.

•         Our 2015 capital spending plan was weighted toward the first half of the year as we completed wells we commenced drilling in 2014. We used borrowings under our credit facility and proceeds from our March and October 2015 equity offerings to fund our drilling and completions activity as well as acquisitions. The net result of our capital spending and equity offerings was a decrease in long-term debt of approximately $0.1 billion during 2015, and we had cash on hand of approximately $228.6 million at December 31, 2015.

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

•         the quality of the oil we produce;

•         the overall global demand for oil, natural gas and natural gas liquids;

•         the domestic and foreign supply of oil, natural gas and natural gas liquids; and

•         overall North American oil and natural gas supply and demand fundamentals, including:

•       the United States economy impact,

•       weather conditions, and

•       liquefied natural gas deliveries to and exports from the United States.

Although we cannot predict the occurrence of events that may affect future commodity prices or the degree to which these prices will be affected, the prices for any commodity that we produce will generally approximate current market prices in the geographic region of the production. From time to time, we expect that we may economically hedge a portion of our commodity price risk to mitigate the impact of price volatility on our business. See Notes 8 and 17 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding our commodity derivative positions at December 31, 2015 and additional derivative contracts entered into subsequent to December 31, 2015, respectively.

Oil and natural gas prices have been subject to significant fluctuations during the past several years. In general, average oil and natural gas prices were significantly lower during 2015 compared to 2014. The following table sets forth the average NYMEX oil and natural gas prices for the years ended December 31, 2015, 2014 and 2013, as well as the high and low NYMEX prices for the same periods:

	Years Ended December 31,
	2015	2014	2013

Average NYMEX prices:
Oil (Bbl)	$48.84	$92.94	$98.05
Natural gas (MMBtu)	$2.63	$4.27	$3.73
High and Low NYMEX prices:
Oil (Bbl):
High	$61.43	$107.26	$110.53
Low	$34.73	$53.27	$86.68
Natural gas (MMBtu):
High	$3.23	$6.15	$4.46
Low	$1.76	$2.89	$3.11

Further, the NYMEX oil price and NYMEX natural gas price reached highs and lows of $37.04 and $26.21 per Bbl and $2.47 and $1.80 per MMBtu, respectively, during the period from January 1, 2016 to February 22, 2016. At February 22, 2016, the NYMEX oil price and NYMEX natural gas price were $31.48 per Bbl and $1.82 per MMBtu, respectively.

Our total natural gas revenues are derived from the value of the natural gas liquids contained in our natural gas, with the remaining portion coming from the value of the dry natural gas residue. In the past, our liquids-rich natural gas stream and the related value of the natural gas liquids included in our natural gas revenues resulted in our realized natural gas price (excluding the effects of derivatives) being greater than the related NYMEX natural gas price. However, during the year ended December 31, 2015, our realized natural gas price (excluding the effects of derivatives) fell below the related NYMEX natural gas price primarily due to the average Mont Belvieu price for a blended barrel of natural gas liquids decreasing to $17.80 per Bbl, as compared to $34.58 per Bbl during the year ended December 31, 2014.

Recent Events

2016 capital budget.  In November 2015, we announced our 2016 base capital budget, excluding acquisitions, of approximately $1.4 billion, with drilling and completion capital accounting for approximately $1.2 billion.

During 2016, our current intent is to adjust our capital spending to be within our cash flows. Based on current commodity prices and costs, our capital plan is in the range of $1.1 billion to $1.3 billion. However, if we were to outspend our cash flows, we expect to be able to use our (i) cash on hand, (ii) credit facility and (iii) other financing sources. The actual amount and timing of our expenditures may differ materially from our estimates as a result of, among other things, actual drilling results, the timing of expenditures by third parties on projects that we do not operate, the costs of drilling rigs and other services and equipment, regulatory, technological and competitive developments and market conditions. In addition, under certain circumstances, we may consider increasing, decreasing or reallocating our capital spending plans. Our 2016 capital program is expected to continue focusing on horizontal drilling in the Delaware Basin and Midland Basin.

Acreage exchange.  In December 2015, we completed an acreage exchange with Clayton Williams Energy, Inc. that consolidated acres into a concentrated, operated position in the southern Delaware Basin. We recognized a loss on disposition of assets of approximately $50.0 million related to the acreage exchange, which is presented in loss on disposition of assets, net, in the consolidated statement of operations for the year ended December 31, 2015.

Midstream investment. In December 2015, we purchased a 25 percent member interest in an entity, which is constructing a crude oil gathering and transportation system in the southern Delaware Basin. The system is expected to be completed and operational during 2016.

Common stock offering. In October 2015, we issued approximately 8.9 million shares of our common stock in a public offering at $92.50 per share and received net proceeds of approximately $794.2 million. We used a portion of the net proceeds from this offering to repay all outstanding borrowings under our credit facility, which were used in part to finance acquisitions at the time. The remaining net proceeds have been used for general corporate purpose while maintaining a cash balance of $228.6 million at December 31, 2015. This balance could be used in the future for items such as potential future acquisitions as well as general corporate purposes.

Asset acquisition. In January 2016, we entered into an asset purchase agreement to acquire 80 percent of the seller’s interest in certain oil and natural gas properties and related assets in the southern Delaware Basin. As consideration for the acquisition, we agreed to issue to the seller approximately 2.2 million shares of our common stock, $150.0 million in cash and $40.0 million to carry a portion of the seller’s future development costs in these properties. The acquisition is expected to close during the first quarter of 2016, subject to customary closing conditions.

Asset divestiture. In January 2016, we entered into an agreement to sell certain assets in the northern Delaware Basin for cash proceeds of approximately $290.0 million. The sale is expected to close during the first quarter of 2016, subject to customary closing conditions.

Derivative Financial Instruments

Derivative financial instrument exposure.  At December 31, 2015, the fair value of our financial derivatives was a net asset of $819.5 million. All of our counterparties to these financial derivatives are parties to our credit facility and have their outstanding debt commitments and derivative exposures collateralized pursuant to our credit facility. Under the terms of our financial derivative instruments and their collateralization under our credit facility, we do not have exposure to potential “margin calls” on our financial derivative instruments. We currently have no reason to believe that our counterparties to these commodity derivative contracts are not financially viable. See Note 12 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information. Our credit facility does not allow us to offset amounts we may owe a lender against amounts we may be owed related to our financial instruments with such party.

New commodity derivative contracts. After December 31, 2015, we entered into the following additional oil price swaps and oil basis swaps to hedge additional amounts of our estimated future production:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Oil Swaps: (a)
2017:
Volume (Bbl)	180,000	180,000	750,000	750,000	1,860,000
Price per Bbl	$42.55	$42.55	$43.63	$43.63	$43.42
Oil Basis Swaps: (b)
2016:
Volume (Bbl)	120,000	182,000	-	-	302,000
Price per Bbl	$(0.25)	$(0.25)	$-	$-	$(0.25)
2017:
Volume (Bbl)	360,000	242,000	2,024,000	2,024,000	4,650,000
Price per Bbl	$(0.41)	$(0.38)	$(0.38)	$(0.38)	$(0.38)

(a)	The index prices for the oil price swaps are based on the New York Mercantile Exchange ("NYMEX") – West Texas Intermediate ("WTI") monthly average futures price.
(b)	The basis differential price is between Midland – WTI and Cushing – WTI.

Results of Operations

The following table sets forth summary information concerning our production and operating data for the years ended December 31, 2015, 2014 and 2013. Because of normal production declines, increased or decreased drilling activities, fluctuations in commodity prices and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as being indicative of future results.

	Years Ended December 31,
	2015	2014	2013

Production and operating data:
Net production volumes:
Oil (MBbl)	34,457	26,319	21,126
Natural gas (MMcf)	106,987	87,336	75,054
Total (MBoe)	52,288	40,875	33,635
Average daily production volumes:
Oil (Bbl)	94,403	72,107	57,879
Natural gas (Mcf)	293,115	239,277	205,627
Total (Boe)	143,256	111,987	92,150
Average prices:
Oil, without derivatives (Bbl)	$44.69	$83.17	$91.76
Oil, with derivatives (Bbl) (a)	$62.03	$86.07	$89.79
Natural gas, without derivatives (Mcf)	$2.46	$5.39	$5.08
Natural gas, with derivatives (Mcf) (a)	$2.80	$5.34	$5.21
Total, without derivatives (Boe)	$34.49	$65.08	$68.97
Total, with derivatives (Boe) (a)	$46.60	$66.84	$68.01
Operating costs and expenses per Boe:
Lease operating expenses and workover costs	$7.46	$8.05	$7.85
Oil and natural gas taxes	$2.90	$5.12	$5.69
Depreciation, depletion and amortization	$23.40	$23.97	$22.97
General and administrative	$4.42	$4.99	$5.04

(a)	Includes the effect of cash receipts from (payments on) derivatives:

	Years Ended December 31,
(in thousands)	2015	2014	2013

Cash receipts from (payments on) derivatives:
Oil derivatives	$597,297	$76,335	$(41,616)
Natural gas derivatives	35,619	(4,352)	9,275
Total	$632,916	$71,983	$(32,341)

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

The following table presents selected production data for the fields which represent greater than 15 percent of our total proved reserves at December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013

Production:
South Basin Wolfcamp Bone Spring:
Oil (MBbl)	9,742	6,024	(a)
Natural gas (MMcf)	36,895	25,447	(a)
Total (MBoe)	15,891	10,265	(a)
Yeso:
Oil (MBbl)	6,986	6,929	7,949
Natural gas (MMcf)	26,833	27,409	26,207
Total (MBoe)	11,458	11,497	12,317
Wolfberry West:
Oil (MBbl)	(a)	(a)	3,509
Natural gas (MMcf)	(a)	(a)	11,238
Total (MBoe)	(a)	(a)	5,382

(a) Represented less than 15% of the Company's total proved reserves for the year indicated.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Oil and natural gas revenues.  Revenue from oil and natural gas operations was $1,803.6 million for the year ended December 31, 2015, a decrease of $856.5 million (32 percent) from $2,660.1 million for the year ended December 31, 2014. This decrease was primarily due to a decrease in realized oil and natural gas prices, offset partially by increased production due to our successful drilling efforts during 2014  and 2015. Specific factors affecting oil and natural gas revenues include the following:

•         total oil production was 34,457 MBbl  for the year ended December 31, 2015, an increase  of 8,138 MBbl  (31 percent) from 26,319 MBbl  for the year ended December 31, 2014;

•         average realized oil price (excluding the effects of derivative activities) was $44.69 per Bbl during the year ended December 31, 2015, a decrease of 46 percent  from $83.17  per Bbl during the year ended December 31, 2014. For the year ended December 31, 2015 and 2014, we realized approximately 91.5 percent and 89.5 percent, respectively, of the average NYMEX oil prices for the respective periods. The basis differential between the location of Midland, Texas and Cushing, Oklahoma (NYMEX pricing location) for our oil has a direct effect on our realized oil price. For the years ended December 31, 2015 and 2014, the market basis differential between WTI-Midland and WTI-Cushing (sweet barrel) was a price reduction of $0.41 per Bbl and $6.91 per Bbl, respectively;

•         total natural gas production was 106,987 MMcf  for the year ended December 31, 2015, an increase  of 19,651 MMcf  (23 percent) from 87,336 MMcf  for the year ended December 31, 2014; and

•         average realized natural gas price (excluding the effects of derivative activities) was $2.46 per Mcf during the year ended December 31, 2015, a decrease of 54 percent  from $5.39 per Mcf during the year ended December 31, 2014. For the years ended December 31, 2015 and 2014, we realized approximately 93.5 percent and 126.2 percent, respectively, of the average NYMEX natural gas prices for the respective periods. Our total natural gas revenues are derived from the value of the natural gas liquids, with the remaining portion coming from the value of the dry natural gas residue. In the past, our liquids-rich natural gas stream and the related value of the natural gas liquids being included in our natural gas revenues resulted in our realized natural gas price (excluding the effects of derivatives) being greater than the related NYMEX natural gas price. However, during the year ended December 31, 2015, our realized natural gas price (excluding the effects of derivatives) fell below the related NYMEX natural gas price primarily due to the average Mont Belvieu price for a blended barrel of natural gas liquids decreasing to $17.80 per Bbl, as compared to $34.58 per Bbl during the year ended December 31, 2014.

During the fourth quarter of 2015, winter weather events across southeast New Mexico had an impact on our production and drilling operations. We experienced power outages, heavy icing and facility freeze-ups across our New Mexico Shelf and Delaware Basin core areas. We estimate that these weather events negatively impacted production for the quarter ended December 31, 2015 by approximately 4.6 MBoepd. Our operations were back to pre-weather levels during mid-January 2016.

Additionally, a third-party natural gas processing plant located in the northern Delaware Basin became inoperable following an explosion in early December 2015. We estimate that this event negatively impacted production for the quarter ended December 31, 2015 by approximately 1.5 MBoepd. We do not expect the plant to be back to full capacity until sometime during the second quarter of 2016.

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

Production expenses.  The following table provides the components of our total oil and natural gas production costs for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015		2014
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

Lease operating expenses	$362,114	$6.93	$310,284	$7.59
Workover costs	27,590	0.53	18,967	0.46
Taxes:
Ad valorem	22,921	0.44	20,775	0.51
Production	128,734	2.46	188,348	4.61
Total oil and natural gas production expenses	$541,359	$10.36	$538,374	$13.17

Among the cost components of production expenses, we have some control over lease operating expenses and workover costs on properties we operate, but production and ad valorem taxes are related to commodity prices.

Lease operating expenses were $362.1 million ($6.93 per Boe) for the year ended December 31, 2015, which was an increase of $51.8 million (17 percent) from $310.3 million ($7.59 per Boe) for the year ended December 31, 2014. The increase in lease operating expenses was primarily due to increased production associated with our wells successfully drilled and completed in 2014  and 2015. The decrease in lease operating expenses per Boe was primarily due to increased production efficiencies resulting in higher volume wells successfully drilled and completed during the year ended December 31, 2015 and 2014.

Workover expenses were approximately $27.6 million and $19.0 million for the years ended December 31, 2015 and 2014, respectively. The increase was primarily related to a higher volume of workovers performed on electrical submersible pumps in the Delaware Basin area where they were utilized more in 2015 as compared to 2014.

Production taxes per unit of production were $2.46 per Boe during the year ended December 31, 2015, a decrease of 47 percent from $4.61 per Boe during the year ended December 31, 2014. The decrease was directly related to the decrease in oil and natural gas prices. Over the same period, our per Boe prices (excluding the effects of derivatives) decreased 47 percent.

Exploration and abandonments expense. The following table provides a breakdown of our exploration and abandonments expense for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
(in thousands)	2015	2014

Geological and geophysical	$9,694	$19,268
Exploratory dry hole costs	9,205	44,180
Leasehold abandonments	34,532	217,326
Other	5,416	4,047
Total exploration and abandonments	$58,847	$284,821

Our geological and geophysical expense for the periods presented above primarily consists of the costs of acquiring and processing geophysical data and core analysis. During the year ended December 31, 2014, we acquired geological and geophysical data related to our northern Delaware Basin acreage.

Our exploratory dry hole costs during the year ended December 31, 2015 were primarily related to (i) an uneconomic well in our Delaware Basin area that was attempting to establish production in an unconventional zone for the area and (ii) expensing an unsuccessful well, which we did not operate, that was located in our New Mexico Shelf area.

During the year ended December 31, 2015, we recognized leasehold abandonment expense of approximately $34.5 million primarily related to expired and abandoned acreage in our Delaware Basin area where we currently have no intent to drill.

During the fourth quarter of 2014, we completed our assessment of our activity in the outer limits of our southern Delaware Basin acreage position. Based on our analysis and marginal results of our exploratory wells on this acreage, we have no further plans to invest in this position. Accordingly, we recognized approximately $32.7 million in exploratory dry hole costs and approximately $96.4 million in leasehold abandonments in 2014. In addition to the $32.7 million in exploratory dry holes, we recognized approximately $6.3 million in dry hole costs related to two unsuccessful wells in our New Mexico Shelf area that encountered mechanical issues during drilling and one Delaware Basin well targeting the Brushy Canyon horizon that was testing the outer limits of our acreage.

During the year ended December 31, 2014, we recognized leasehold abandonment expense of approximately $217.3 million primarily related to (i) the Delaware Basin abandonment discussed above and (ii) an $86.0 million charge related to properties in our Midland Basin core area that, based on our historical results and our estimate of reduced future commodity price, we have no future intent to drill based on expected low rates of return. The remaining abandonment charges during 2014 are associated with expiring acreage and acreage determined to be outside of our economically productive reservoirs.

Depreciation, depletion and amortization expense.  The following table provides components of our depreciation, depletion and amortization expense for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015		2014
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

Depletion of proved oil and natural gas properties	$1,203,469	$23.02	$960,931	$23.51
Depreciation of other property and equipment	18,323	0.35	17,348	0.42
Amortization of intangible asset - operating rights	1,461	0.03	1,461	0.04
Total depletion, depreciation and amortization	$1,223,253	$23.40	$979,740	$23.97

Oil price used to estimate proved oil reserves at period end	$46.79		$91.48
Natural gas price used to estimate proved natural gas reserves at period end	$2.59		$4.35

Depletion of proved oil and natural gas properties was $1,203.5 million ($23.02 per Boe) for the year ended December 31, 2015, an increase of $242.6 million (25 percent) from $960.9 million ($23.51 per Boe) for the year ended December 31, 2014. The increase in depletion expense was primarily due to increased production associated with new wells that were successfully drilled and completed in 2014 and 2015. The decrease in depletion expense per Boe period over period was primarily due to a reduction in the net book value of our oil and natural gas properties due to non-cash impairment charges of approximately $431.7 million recorded in the fourth quarter of 2014 and increased reserves supported by (i) one or more reliable technologies and (ii) our successful exploratory drilling program, partially offset by decreased proved reserves primarily as a result of lower commodity prices.

The increase in depreciation expense was primarily associated with additional other property and equipment related to buildings and other items.

Impairments of long-lived assets.  We periodically review our long-lived assets to be held and used, including proved oil and natural gas properties and their integrated assets, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable, for instance when there are declines in commodity prices or well performance. We review our oil and natural gas properties by depletion base or by individual well for those wells not constituting part of a depletion base. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. If the estimated undiscounted future net cash flows are less than the carrying amount of our assets, we recognize an impairment loss for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

We calculate the expected undiscounted future net cash flows of our long-lived assets and their integrated assets using management’s assumptions and expectations of (i) commodity prices, which are based on the NYMEX strip, (ii) pricing adjustments for differentials, (iii) production costs, (iv) capital expenditures, (v) production volumes, (vi) proved reserves and risk-adjusted probable and possible reserves, and (vii) other sources of income and expenses from integrated assets.

We calculate the estimated fair values of our long-lived assets and their integrated assets using a discounted future cash flow model. Fair value assumptions associated with the calculation of discounted future net cash flows include (i) market estimates of commodity prices, (ii) pricing adjustments for differentials, (iii) production costs, (iv) capital expenditures, (v) production volumes, (vi) estimated proved reserves and risk-adjusted probable and possible reserves, (vii) prevailing market rates of income and expenses from integrated assets and (viii) discount rate. We discount the future net cash flows using a market-based weighted average cost of capital rate determined appropriate at the time.

As a result of the carrying amount of certain of our long-lived assets and their integrated assets being less than their expected undiscounted future net cash flows, we recognized a non-cash charge against earnings for the amount by which the carrying amount exceeded the estimated fair value of the assets. For the year ended December 31, 2015, this amount was approximately $60.5 million and was primarily attributable to properties in our eastern Midland Basin area.

As a result of the carrying amount of certain of our long-lived assets being less than their expected undiscounted future net cash flows, we recognized a non-cash charge against earnings of $447.2 million during the year ended December 31, 2014, which was primarily attributable to (i) non-core properties in our Delaware Basin area, (ii) properties producing from the Grayburg San Andres reservoir in our New Mexico Shelf area and (iii) properties producing from the Canyon and Wolfcamp reservoirs primarily in Irion and Glasscock counties in our Midland Basin core area.

It is reasonably possible that the estimate of undiscounted future net cash flows may change in the future resulting in the need to impair carrying values. The primary factors that may affect estimates of future net cash flows are (i) commodity prices, (ii) increases or decreases in production and capital costs, (iii) future reserve adjustments, both positive and negative, to proved reserves and appropriate risk-adjusted probable and possible reserves, (iv) results of future drilling activities and (v) changes in income and expenses from integrated assets.

Based on economic factors as of December 31, 2015, we determined that undiscounted future cash flows attributable to certain depletion groups with net book value of approximately $5.2 billion indicated that their carrying amounts were expected to be recovered; however, they may be at risk for impairment if management’s estimates of future cash flows decline, including as a result of further declines in projected commodity prices (and the resulting impact of future cash flows) since December 31, 2015. We estimate that, if these depletion groups were to become impaired in a future period, we could recognize non-cash impairment in that period of approximately $2.5 billion.

General and administrative expenses.  The following table provides components of our general and administrative expenses for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015		2014
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

General and administrative expenses	$191,933	$3.67	$180,278	$4.41
Non-cash stock-based compensation	63,073	1.21	47,130	1.15
Less: Third-party operating fee reimbursements	(24,272)	(0.46)	(23,247)	(0.57)
Total general and administrative expenses	$230,734	$4.42	$204,161	$4.99

General and administrative expenses were approximately $230.7 million ($4.42 per Boe) for the year ended December 31, 2015, an increase of $26.5 million (13 percent) from $204.2 million ($4.99 per Boe) for the year ended December 31, 2014. The increase in general and administrative expenses was primarily due to an increase in the number of employees and related personnel expenses. The increase in non-cash stock-based compensation was primarily due to performance units granted during January 2015. Due to lower commodity prices and a reduction in activity, we began to slow our hiring rate during 2015. The decrease in total general and administrative expenses per Boe was primarily due to increased production from our wells successfully drilled and completed in 2014 and 2015, partially offset by an increase in the number of employees and related personnel expenses in order to manage our activities.

As the operator of certain oil and natural gas properties in which we own an interest, we earn overhead reimbursements during the drilling and production phases of the property. We earned reimbursements of $24.3 million and $23.2 million during the years ended December 31, 2015 and 2014, respectively. This reimbursement is reflected as a reduction of general and administrative expenses in the consolidated statements of operations. The increase in third-party operating fee reimbursements was primarily due to increased reimbursements attributable to more wells operated as a result of continued drilling activity, partially offset by our decreased drilling and completion activity during the second half of 2015.

Gain (loss) on derivatives.  The following table sets forth the gain (loss) on derivatives for the years ended December 31, 2015 and 2014:

	Years Ended
	December 31,
(in thousands)	2015	2014

Gain (loss) on derivatives:
Oil derivatives	$675,303	$869,421
Natural gas derivatives	24,449	21,496
Total	$699,752	$890,917

The following table represents our cash receipts from (payments on) derivatives for the years ended December 31, 2015 and 2014:

	Years Ended
	December 31,
(in thousands)	2015	2014

Cash receipts from (payments on) derivatives:
Oil derivatives	$597,297	$76,335
Natural gas derivatives	35,619	(4,352)
Total	$632,916	$71,983

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

Interest expense.  The following table sets forth interest expense, weighted average interest rates and weighted average debt balances for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
(dollars in thousands)	2015	2014

Interest expense	$215,384	$216,661
Capitalized interest	4,913	2,282
Interest expense, excluding impact of capitalized interest	$220,297	$218,943

Weighted average interest rate - credit facility	2.4%	2.4%
Weighted average interest rate - senior notes	5.9%	5.9%
Total weighted average interest rate	5.8%	5.8%

Weighted average credit facility balance	$195,225	$144,966
Weighted average senior notes balance	3,350,000	3,350,000
Total weighted average debt balance	$3,545,225	$3,494,966

The increase in the weighted average debt balance during the year ended December 31, 2015 as compared to the corresponding period in 2014 was due to 2015 capital expenditures in excess of our cash flows, primarily related to our drilling program and acquisitions, offset in part by cash received from our March 2015 and October 2015 equity offerings.

Loss on extinguishment of debt.  In May 2014, we amended and restated our credit facility. We recorded a loss on extinguishment of debt of $4.3 million for the year ended December 31, 2014, representing the proportional amount of unamortized deferred loan costs associated with banks with lesser commitments in the amended credit facility syndicate.

Loss on disposition of assets, net.  In December 2015, we completed an acreage exchange with Clayton Williams Energy, Inc. that consolidated acres into a concentrated, operated position in the southern Delaware Basin. We recognized a loss on disposition of assets of approximately $50.0 million related to the acreage exchange, which is presented in loss on disposition of assets, net, in the consolidated statement of operations for the year ended December 31, 2015.

Income tax provisions.  We recorded income tax expense of $31.4 million and $317.8 million for the years ended December 31, 2015 and 2014, respectively. The effective income tax rate for the years ended December 31, 2015 and 2014 were 32.3 percent and 37.1 percent, respectively.

We evaluate changes to our industry, production, market conditions and changes in our forecasted drilling plan by tax jurisdiction. As such, we recognized an overall deferred tax benefit of $9.0 million and $7.9 million for 2015 and 2014, respectively. This deferred tax benefit recorded in 2015, was the primary driver for our lower effective tax rate as compared to 2014.

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

Production expenses.  The following table provides the components of our total oil and natural gas production costs for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014		2013
		Per		Per
(in thousands, except per unit amounts)	Amount	Boe	Amount	Boe

Lease operating expenses	$310,284	$7.59	$248,436	$7.39
Workover costs	18,967	0.46	15,436	0.46
Taxes:
Ad valorem	20,775	0.51	22,979	0.68
Production	188,348	4.61	168,585	5.01
Total oil and natural gas production expenses	$538,374	$13.17	$455,436	$13.54

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

Our geological and geophysical expense primarily consists of the costs of acquiring and processing geophysical data and core analysis, mostly related to our Delaware Basin and Midland Basin areas. During the year ended December 31, 2014, we acquired geological and geophysical data related to our northern Delaware Basin acreage. During the year ended December 31, 2013, we had multiple seismic projects ongoing, which were completed during the second half of 2013. These projects were related to our increase in drilling and exploration activity in the Delaware Basin and Midland Basin core areas.

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

During the year ended December 31, 2014, we recognized leasehold abandonment expense of approximately $217.3 million primarily related to (i) the Delaware Basin abandonment discussed above, as well as (ii) an $86.0 million charge related to properties in our Midland Basin core area that, based on our historical results and our estimate of reduced future commodity price, we have no future intent to drill based on expected low rates of return. The remaining abandonment charges are associated with expiring acreage and acreage determined to be outside of our economically productive reservoirs.

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

Impairments of long-lived assets.  We periodically review our long-lived assets to be held and used, including proved oil and natural gas properties accounted for under the successful efforts method of accounting. Due primarily to a decrease in our estimated future cash flows related to management’s outlook of future commodity prices and costs, we recognized a non-cash charge against earnings of $447.2 million during the year ended December 31, 2014, which was primarily attributable to

(i) non-core properties in our Delaware Basin area, (ii) properties producing from the Grayburg San Andres reservoir in our New Mexico Shelf area and (iii) properties producing from the Canyon and Wolfcamp reservoirs primarily in Irion and Glasscock counties in our Midland Basin core area. Due primarily to downward adjustments to the economically recoverable proved reserves associated with declines in well performance and decreases in estimated realized natural gas prices, we recognized a non-cash charge against earnings of $65.4 million during the second quarter of 2013, which was primarily attributable to non-core natural gas related properties in our New Mexico Shelf area.

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

Gain (loss) on derivatives.  The following table sets forth the gain (loss) on derivatives for the years ended December 31, 2014 and 2013:

	Years Ended
	December 31,
(in thousands)	2014	2013

Gain (loss) on derivatives:
Oil derivatives	$869,421	$(133,890)
Natural gas derivatives	21,496	10,238
Total	$890,917	$(123,652)

The following table represents our cash receipts from (payments on) derivatives for the years ended December 31, 2014 and 2013:

	Years Ended
	December 31,
(in thousands)	2014	2013

Cash receipts from (payments on) derivatives:
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

Income from discontinued operations, net of tax. In December 2012, we closed the sale of certain of our non-core assets for cash consideration of approximately $503.1 million. As a result of post-closing adjustments during the year ended December 31, 2013, we made a positive adjustment to gain (loss) on disposition of assets of approximately $19.6 million. We recognized income from discontinued operations, net of tax of $12.1 million for the year ended December 31, 2013. The results of operations of these assets are reported as discontinued operations in the accompanying consolidated statements of operations.

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

Oil and natural gas properties. Our costs incurred on oil and natural gas properties, excluding acquisitions and asset retirement obligations, during the years ended December 31, 2015, 2014 and 2013 totaled $1.8  billion, $2.5 billion and $1.8 billion, respectively. The decrease from 2014 to 2015 was primarily due to our reduced drilling and completion activity level during the second half of 2015. The primary reason for the differences in the costs incurred and cash flow expenditures is the timing of payments. The 2015 expenditures were funded in part from borrowings under our credit facility and proceeds from our equity offerings in March 2015 and October 2015.

2016 capital budget. In November 2015, we announced our 2016 base capital budget, excluding acquisitions, of approximately $1.4 billion, with drilling and completion capital accounting for approximately $1.2 billion.

During 2016, our current intent is to adjust our capital spending to be within our cash flows. Based on current commodity prices and costs, our capital plan is in the range of $1.1 billion to $1.3 billion. However, if we were to outspend our cash flows, we expect to be able to use our (i) cash on hand, (ii) credit facility and (iii) other financing sources. The actual amount and timing of our expenditures may differ materially from our estimates as a result of, among other things, actual drilling results, the timing of expenditures by third parties on projects that we do not operate, the costs of drilling rigs and other services and equipment, regulatory, technological and competitive developments and market conditions. In addition, under certain circumstances, we may consider increasing, decreasing or reallocating our capital spending plans. Our 2016 capital program is expected to continue focusing on horizontal drilling in the Delaware Basin and Midland Basin.

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

Acquisitions. The following table reflects our expenditures for acquisitions of proved and unproved properties for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
(in thousands)	2015	2014	2013

Property acquisition costs:
Proved	$57,190	$99,362	$11,499
Unproved (a)	206,214	292,363	85,538
Total property acquisition costs	$263,404	$391,725	$97,037

(a)

Included in the unproved property acquisition costs above are budgeted leasehold acreage acquisitions of $69.1 million, $89.1 million and $67.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Contractual obligations. We had the following contractual obligations at  December 31, 2015:

	Payments Due by Period
		Less than	1 - 3	3 - 5	More than
(in thousands)	Total	1 year	years	years	5 years

Long-term debt (a)	$3,350,000	$-	$-	$-	$3,350,000
Cash interest expense on debt (b)	1,357,576	268,175	398,500	398,500	292,401
Asset retirement obligations (c)	119,945	8,626	12,393	4,012	94,914
Employment agreements with officers (d)	8,545	8,545	-	-	-
Purchase obligations (e)	160,096	51,710	42,404	20,531	45,451
Operating lease obligations (f)	38,385	7,941	14,964	10,389	5,091
Total contractual obligations	$5,034,547	$344,997	$468,261	$433,432	$3,787,857

(a)     See Note 9 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for information regarding future interest payment obligations on our long-term debt. The amounts included in the table above represent principal maturities only.

(b)     Cash interest expense on our senior notes is estimated assuming no principal repayment until their maturity dates. Also included in the “Less than 1 year” column is accrued interest at December 31, 2015 of approximately $68.9 million.

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

(e)     Relates to purchase agreements we have entered into including daywork drilling contracts, water commitment agreements, throughput volume delivery commitments, power commitments and maintenance commitments.

(f)      We lease vehicles, equipment and office facilities under non-cancellable operating leases.

____________________________________________________________________________________________________

Off-balance sheet arrangements. Currently, we do not have any material off-balance sheet arrangements.

Capital resources. Our primary sources of liquidity have been cash flows generated from (i) operating activities and cash settlements received from derivatives, (ii) borrowings under our credit facility and (iii) proceeds from bond and equity offerings. In November 2015, we announced our 2016 base capital budget, excluding acquisitions, of approximately $1.4 billion. During 2016, our current intent is to adjust our capital spending to be within our cash flows. Based on current commodity prices and costs, our capital plan is in the range of $1.1 billion to $1.3 billion. However, if we were to outspend our cash flows, we could use our (i) cash on hand, (ii) credit facility and (iii) other financing sources. We believe that we have adequate availability under our credit facility to fund any cash flow deficits.

The following table summarizes our net increase (decrease) in cash and cash equivalents for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
(in thousands)	2015	2014	2013

Net cash provided by operating activities	$897,505	$1,673,787	$1,362,020
Net cash used in investing activities	(1,969,725)	(2,545,996)	(1,896,794)
Net cash provided by financing activities	1,300,749	872,209	531,915
Net increase (decrease) in cash and cash equivalents	$228,529	$-	$(2,859)

Cash flow from operating activities. The decrease in operating cash flows during the year  ended December 31, 2015 as compared to 2014 was primarily due to (i) a decrease in oil and natural gas revenues of approximately $856.6 million and (ii) a cash increase in general and administrative expense of approximately $10.6 million, offset in part by (i) approximately $78.6 million of positive variances in operating assets and liabilities and (ii) a cash decrease in tax expense of approximately $19.9 million.

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

Cash flow used in investing activities. During the years ended December 31, 2015, 2014 and 2013, we invested $2.4 billion, $2.6 billion and $1.9 billion, respectively, for capital expenditures on oil and natural gas properties and acquisitions. The primary reason for the differences in the costs incurred and cash flow expenditures is the timing of payments. The 2015, 2014 and 2013 expenditures were funded in part from borrowings under our credit facility and our equity offerings in 2014 and 2015.

Cash flows used in investing activities decreased during the year ended December 31, 2015 as compared to 2014, primarily due to (i) the decrease in amounts invested in oil and natural gas properties during 2015 and 2014 discussed above and (ii) $632.9 million of receipts from derivatives during 2015 compared to receipts of $72.0 million during 2014, partially offset by (i) contributions to our equity method investments of $91.3 million during 2015 compared to contributions of $30.1 million during 2014 and (ii) $67.7 million invested in other property and equipment during 2015 compared to $34.3 million in 2014.

Cash flows used in investing activities were increased during the year ended December 31, 2014 as compared to 2013, primarily due to (i) the increase in amounts invested in oil and natural gas properties during 2014 and 2013 discussed above, (ii) contributions to our equity method investment of $30.1 million during 2014 and (iii) $15.2 million of proceeds from the dispositions of assets during 2013 compared to $1.3 million of proceeds from the dispositions of assets during 2014, partially offset by $72.0 million of receipts from derivatives during 2014 compared to payments of $32.3 million during 2013.

Cash flow from financing activities. Below is a description of our financing activities. During 2015, 2014 and 2013 we completed the following significant capital markets activities:

•         In October 2015, we issued shares of our common stock in a public offering and received net proceeds of approximately $794.2 million. We used a portion of the net proceeds from this offering to repay all outstanding borrowings under our credit facility, which were used in part to finance acquisitions at the time. The remaining net proceeds have been used for general corporate purpose while maintaining a cash balance of $228.6 million at December 31, 2015. This balance could be used in the future for items such as potential future acquisitions as well as general corporate purposes.

•         In March 2015, we issued shares of our common stock in a public offering and received net proceeds of approximately $741.5 million. We used a portion of the net proceeds from this offering to repay all outstanding borrowings under our credit facility and the remainder for general corporate purposes.

•         In May 2014, we issued in a public offering 7.5 million shares of our common stock, and we received net proceeds of approximately $932.0 million. We used a portion of the net proceeds from this offering to repay all outstanding borrowings under our credit facility and used the remainder for general corporate purposes, including funding our drilling program and capital commitments associated with the midstream joint venture.

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

Our credit facility has a maturity date of May 9, 2019. Our borrowing base is $3.25 billion until the next scheduled borrowing base redetermination in May 2016, and commitments from our bank group total $2.5 billion. Between scheduled borrowing base redeterminations, the Company and the lenders (requiring a 66 2/3 percent vote), may each request one special redetermination. At December 31, 2015 we had unused commitments of approximately $2.5  billion based on bank commitments of $2.5 billion.

Advances on our credit facility bear interest, at our option, based on (i) the prime rate of JPMorgan Chase Bank (“JPM Prime Rate”) (3.50 percent at December 31, 2015) or (ii) a Eurodollar rate (substantially equal to the LIBOR). The credit facility’s interest rates of Eurodollar rate advances and JPM Prime Rate advances varied, with interest margins ranging from 125 to 225 basis points and 25 to 125 basis points, respectively, per annum depending on the debt balance outstanding on our credit facility. Under our current credit facility, we pay commitment fees on the unused portion of the available commitment ranging from 30 to 37.5 basis points per annum, depending on utilization of the borrowing base.

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

Liquidity. Our principal sources of liquidity are cash on hand and available borrowing capacity under our credit facility. At December 31, 2015, we had approximately $228.6 million of cash on hand. Assuming closing of our recently announced acquisition and disposition in the first quarter of 2016, we expect to increase our cash position by approximately $140.0 million.

At December 31, 2015, commitments from our bank group totaled $2.5 billion. In April 2015, we amended our credit agreement to remove the current ratio financial covenant. Our borrowing base is $3.25 billion until our next scheduled borrowing base redetermination in May 2016. There is no assurance that our borrowing base will not be reduced, which could affect our liquidity. Upon a redetermination, our borrowing base could be substantially reduced.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for other debt or equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Debt ratings.  We receive debt credit ratings from Standard & Poor’s Ratings Group, Inc. (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”), which are subject to regular reviews. S&P and Moody’s consider many factors in determining our ratings including: production growth opportunities, liquidity, debt levels and asset and reserve mix.

On December 16, 2015, Moody’s announced that it placed the ratings of 29 U.S. exploration and production companies, including us, on review for downgrade. At December 31, 2015, our long-term debt was rated “Ba1” with an outlook under review. Since that action, Moody’s lowered its oil price estimates and placed additional exploration and production companies on review for downgrade. With Moody’s reduced expectations for the likely range of prices and deteriorating industry conditions, there is an increased possibility for multi-notch downgrades as an outcome of the review process. The ultimate outcome of the ratings review for any particular exploration and production company will depend on such company’s particular credit attributes. On February 11, 2016, Moody’s affirmed our rating as “Ba1” and assigned a stable outlook.

At December 31, 2015, our long-term debt was rated BB+ with a stable outlook by S&P. On February 9, 2016, S&P affirmed our rating as part of a broader review of 45 exploration and production companies. Of the 45 companies under review by S&P, 20 companies’ ratings were affirmed while 25 companies’ ratings were downgraded.

A downgrade in our credit ratings could negatively impact our costs of capital and our ability to effectively execute aspects of our strategy. Further, a downgrade in our credit ratings could affect our ability to raise debt in the public debt markets, and the cost of any new debt could be much higher than our outstanding debt. These and other impacts of a downgrade in our credit ratings could have a material adverse effect on our business, financial conditions and results of operations.

As of the filing of this report, no additional changes in our credit ratings have occurred; however, we cannot be assured that our credit ratings will not be downgraded in the future.

Book capitalization and current ratio.    Our book capitalization at December 31, 2015 was $10.2 billion, consisting of debt of $3.3 billion and stockholders’ equity of $6.9 billion. Our debt to book capitalization was 32 percent and 40 percent at December 31, 2015 and 2014, respectively. Our ratio of current assets to current liabilities was 2.20 to 1.0 at December 31, 2015 as compared to 0.94 to 1.0 at December 31, 2014. The debt to book capitalization and ratio of current assets to current liabilities at December 31, 2014 reflect the retrospective adoption of ASU No. 2015-03 and 2015-17. See Note 2 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information.

Inflation and changes in prices.  Our revenues, the value of our assets, and our ability to obtain bank financing or additional capital on attractive terms have been and will continue to be affected by changes in commodity prices and the costs to produce our reserves. Commodity prices are subject to significant fluctuations that we are unable to control or predict. During the year ended December 31, 2015, we received an average of $44.69 per barrel of oil and $2.46 per Mcf of natural gas before consideration of commodity derivative contracts compared to $83.17 and $91.76 per barrel of oil and $5.39 and $5.08 per Mcf of natural gas in the years ended December 31, 2014 and 2013, respectively. Although certain of our costs are affected by general inflation, inflation does not normally have a significant effect on our business.

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

Successful Efforts Method of Accounting

We utilize the successful efforts method of accounting for our oil and natural gas exploration and development activities. Under this method, exploration expenses, including geological and geophysical costs, lease rentals and exploratory dry holes, are charged against income as incurred. Costs of successful wells and related production equipment, undeveloped leases and developmental dry holes are capitalized. Exploratory drilling costs are initially capitalized, but are charged to expense if and when the well is determined not to have found proved reserves. Generally, a gain or loss is recognized when producing fields are sold. This accounting method may yield significantly different results than the full cost method of accounting.

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

Oil and Natural Gas Reserves and Standardized Measure of Discounted Net Future Cash Flows

This report presents estimates of our proved reserves as of December 31, 2015, which have been prepared and presented in accordance with SEC guidelines. The pricing that was used for estimates of our reserves as of December 31, 2015 was based on an unweighted average twelve month WTI posted price of $46.79 per Bbl for oil and a Henry Hub spot natural gas price of $2.59 per MMBtu for natural gas.

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

It should not be assumed that the Standardized Measure included in this report as of December 31, 2015 is the current market value of our estimated proved reserves. In accordance with SEC requirements, we based the 2015 Standardized Measure on a 12-month average of commodity prices on the first day of the month and prevailing costs on the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs utilized in the estimate. See “Item 1A. Risk Factors” and “Item 2. Properties” for additional information regarding estimates of proved reserves.

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

Impairment of Long-Lived Assets

All of our long-lived assets are monitored for potential impairment when circumstances indicate that the carrying value of an asset may be greater than management’s estimates of its future net cash flows, including cash flows from proved reserves, risk-adjusted probable and possible reserves, and integrated assets. If the carrying value of the long-lived assets exceeds the sum of estimated undiscounted future net cash flows, an impairment loss is recognized for the difference between the estimated fair value and the carrying value of the assets. The evaluations involve a significant amount of judgment since the results are based on estimated future events, such as future sales prices for oil and natural gas, future costs to produce these products, estimates of future oil and natural gas reserves to be recovered and the timing thereof, the economic and regulatory climates, cash flows from integrated assets and other factors. The need to test an asset for impairment may result from significant declines in sales prices or downward revisions in estimated quantities of oil and natural gas reserves. Any assets held for sale are reviewed for impairment when we approve the plan to sell. Estimates of anticipated sales prices are highly judgmental and subject to material revision in future periods. Because of the uncertainty inherent in these factors, we cannot predict when or if future impairment charges will be recorded.

Valuation of Stock-Based Compensation

In accordance with GAAP, we calculate the fair value of stock-based compensation using various valuation methods. The valuation methods require the use of estimates to derive the inputs necessary to determine fair value. We utilize (a) the Black-Scholes option pricing model to measure the fair value of stock options, (b) the average of the high and low stock price on the date of grant for the fair value of restricted stock awards and (c) the Monte Carlo simulation method for the fair value of performance unit awards. The significant assumptions used in these models include expected volatility, expected term, risk-free interest rate, forfeiture rate, and the probability of meeting performance targets. Each of these valuation methods were chosen as management believes they give the best estimate of fair value for the respective stock-based awards. See Note 6 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for information regarding our stock-based compensation.

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

In estimating the fair values of assets acquired and liabilities assumed, we make various assumptions. The most significant assumptions related to the estimated fair values assigned to proved and unproved oil and natural gas properties and integrated assets. To estimate the fair values of these properties, we utilize estimates of oil and natural gas reserves. We make future price assumptions to apply to the estimated reserves quantities acquired and estimate future operating and development costs to arrive at estimates of future net cash flows. For estimated proved reserves, the future net cash flows were discounted using a market-based weighted average cost of capital rates determined appropriate at the time of the acquisition. The market-based weighted average cost of capital rates are subject to additional project-specific risking factors. To estimate the fair value of unproved, we apply risk-weighting factors of the future net cash flows of unproved reserves, or we may evaluate acreage values through recent market transactions in the area.

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

Valuation of Nonmonetary Exchanges

In connection with a nonmonetary exchange, we must record assets received based on the fair value of assets surrendered. Any resulting difference between the fair value of the assets surrendered and their carrying value is recorded as a gain or loss in the consolidated statement of operations.

In estimating the fair values of assets surrendered, we make various assumptions. The most significant assumptions are related to the estimated fair values assigned to proved and unproved oil and natural gas properties, similar to our valuation of the fair value of oil and natural gas assets acquired a business combination.

Estimated fair values assigned to assets exchanged can have a significant effect on results of operations. A lower fair value assigned to a property disposed may result in a higher loss, which affects net earnings. Fair values are based on estimates of future commodity prices, reserves quantities, operating expenses and development costs. This increases the likelihood of impairment if future commodity prices or reserves quantities are lower than those originally used to determine fair value or if future operating expenses or development costs are higher than those originally used to determine fair value. Impairment would have no effect on cash flows but would result in a decrease in net income for the period in which the impairment is recorded.

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

Our open commodity derivative instruments were in a net asset position with a fair value of $819.5 million at December 31, 2015. In order to determine the fair value at the end of each reporting period, we compute discounted cash flows for the duration of each commodity derivative instrument using the terms of the related contract. Inputs consist of published forward commodity price curves as of the date of the estimate. We compare these prices to the price parameters contained in our hedge contracts to determine estimated future cash inflows or outflows. We then discount the cash inflows or outflows using a combination of published LIBOR rates and Eurodollar futures rates. The fair values of our commodity derivative assets and liabilities include a measure of credit risk based on average published yields by credit rating. In addition, for collars, we estimate the option value of the contract floors and ceilings using an option pricing model which takes into account market volatility, market prices and contract parameters.

Changes in the fair values of our commodity derivative instruments have a significant impact on our net income because we follow mark-to-market accounting and recognize all gains and losses on such instruments in earnings in the period in which they occur. For the year ended December 31, 2015, we reported a $699.8 million gain on commodity derivative instruments.

We compare our estimates of the fair values of our commodity derivative instruments with those provided by our counterparties. There have been no significant differences.

Income Taxes

Our provision for income taxes includes both federal and state taxes in jurisdictions in which we operate. We estimate our overall tax rate using a combination of the federal tax rate and a blend of enacted state tax rates. Acquisitions or dispositions of assets and changes in drilling plan by tax jurisdiction could change the apportionment of our state taxes, which would impact our overall tax rate.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires net deferred loan costs directly related to our senior notes to be classified as a direct deduction from the carrying amount of the related senior notes. We early adopted the ASU for the interim period ended December 31, 2015 and reclassified $48.2 million at December 31, 2014 from a noncurrent asset to a deduction from long-term debt. The deferred loan costs related to our credit facility remain classified as a noncurrent asset due to the revolving nature of that facility. The provisions of the ASU were adopted primarily to simplify the required reporting for subsequent registration filings and were done so retrospectively.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. We early adopted the ASU for the interim period ended December 31, 2015, which resulted in our current deferred income tax liability of $162.6 million at December 31, 2014 to be reclassified as a noncurrent deferred income tax liability in our consolidated balance sheet. The provisions of the ASU were adopted primarily to simplify the required reporting for subsequent registration filings and were done so retrospectively. We previously classified deferred income tax liabilities and assets separately to current and noncurrent.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks including credit risk, commodity price risk and interest rate risk. We address these risks through a program of risk management which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we are a party at December 31, 2015, and from which we may incur future gains or losses from changes in market interest rates or commodity prices and losses from extension of credit. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

Commodity price risk.  We are exposed to market risk as the prices of our commodities are subject to fluctuations resulting from changes in supply and demand. To reduce our exposure to changes in the prices of our commodities, we have entered into, and may in the future enter into, commodity price risk management arrangements for a portion of our oil and natural gas production. The agreements that we have entered into generally have the effect of providing us with a fixed price for a portion of our expected future oil and natural gas production over a fixed period of time. Our commodity price risk management arrangements are recorded at fair value and thus changes to the future commodity prices will have an impact on net income. The following table sets forth the hypothetical impact on the fair value of the commodity price risk management arrangements from an average increase and decrease in the commodity price of $5.00 per Bbl of oil and $0.50 per MMBtu of natural gas from the commodity prices at December 31, 2015:

	Increase of	Decrease of
	$5 per Bbl and	$5 per Bbl and
(in thousands)	$0.50 per MMBtu	$0.50 per MMBtu

Gain (loss):
Oil derivatives	$(183,536)	$183,536
Natural gas derivatives	(13,353)	13,353
Total	$(196,889)	$196,889

Our commodity price risk management arrangements expose us to risk of non-performance by the counterparty to the agreements. Our exposure to the risk of non-performance is diversified over large, investment grade financial institutions. In addition, we have master netting agreements with the counterparties that allow for offsetting payables against receivables from separate contracts with the same counterparty. At December 31, 2015, the counterparties to our commodity price risk management arrangements include fourteen financial institutions, all of which are secured lenders to our credit facility. Counterparty risk of non-performance is considered when determining the fair value of our commodity price risk management arrangements. The fair value adjustment for non-performance risk was immaterial at both December 31, 2015 and 2014. If at any point a counterparty’s financial position deteriorates, such deterioration could have a significant impact on the collectability of that counterparty’s related commodity price risk management arrangement asset. See Note 12 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for a list of our significant counterparties.

At December 31, 2015, we had (i) oil price swaps that settle on a monthly basis covering future oil production from January 1, 2016 through December 31, 2017 and (ii) oil basis swaps covering our Midland to Cushing basis differential from January 1, 2016 to December 31, 2017. See Note 8 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information on the commodity derivative instruments. The average NYMEX oil price for the year ended December 31, 2015, was $48.84 per Bbl. At February 22, 2016, the NYMEX oil price was $31.48 per Bbl.

At December 31, 2015, we had natural gas price swaps that settle on a monthly basis covering future natural gas production from January 1, 2016 to December 31, 2016. See Note 8 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information on our commodity derivative instruments. The average NYMEX natural gas price for the year ended December 31, 2015, was $2.63 per MMBtu. At February 22, 2016, the NYMEX natural gas price was $1.82 per MMBtu.

A decrease in the average NYMEX oil and natural gas prices below those at December 31, 2015 would increase the fair value asset of our commodity derivative contracts from their recorded balance at December 31, 2015. Changes in the recorded fair value of the undesignated commodity derivative contracts are marked to market through earnings as gains or losses. The potential increase in our fair value asset would be recorded in earnings as a gain. However, an increase in the average NYMEX oil and natural gas prices above those at December 31, 2015 would decrease the fair value asset of our commodity derivative contracts from their recorded balance at December 31, 2015. The potential decrease in our fair value asset would be recorded in earnings as a loss. We are currently unable to estimate the effects on the earnings of future periods resulting from changes in the market value of our commodity derivative contracts.

We recorded a gain on derivatives of $699.8 million for the year ended December 31, 2015, compared to a gain of $890.9 million for the year ended December 31, 2014. The largest factor in the change from 2014 to 2015 primarily related to the decline in commodity future price curves at the respective measurement periods.

The fair value of our derivative instruments is determined based on our valuation models. We did not change our valuation method during the year ended December 31, 2015. During the year ended December 31, 2015, we were party to commodity derivative instruments. See Note 8 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding our derivative instruments. The following table reconciles the changes that occurred in the fair values of our derivative instruments during the year ended December 31, 2015:

Commodity Derivative
Instruments
(in thousands)	Net Assets (Liabilities) (a)

Fair value of contracts outstanding at December 31, 2014	$752,700
Changes in fair values (b)	699,752
Contract maturities	(632,916)
Fair value of contracts outstanding at December 31, 2015	$819,536

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

We had no indebtedness outstanding under our credit facility at December 31, 2015.

Item 8.  Financial Statements and Supplementary Data

Our consolidated financial statements and supplementary data are included in this report beginning on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We had no changes in, and no disagreements with, our accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at December 31, 2015 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

As of December 31, 2015, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management determined that the Company maintained effective internal control over financial reporting at December 31, 2015.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Grant Thornton LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this annual report on Form 10-K, has issued their report on the effectiveness of the Company’s internal control over financial reporting at December 31, 2015. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting at December 31, 2015, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Concho Resources Inc.

We have audited the internal control over financial reporting of Concho Resources Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated February 25, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma

February 25, 2016

Item 9B. Other Information

             None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Item 10 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2015.

Item 11.   Executive Compensation

Item 11 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2015.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity compensation plans. At December 31, 2015, a total of 10,500,000 shares of common stock were authorized for issuance under our equity compensation plan. In the table below, we describe certain information about these shares and the equity compensation plan which provides for their authorization and issuance. Performance units are included at the maximum potential payout percentage, except for the performance units in column (1) relating to the performance period that ended on December 31, 2015, which are included at the actual payout percentage of 162.5 percent. You can find descriptions of our stock incentive plan under Note 6 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

	(1)	(2)	(3)
	Number of		Number of securities
	securities to be		remaining available for
	issued upon	Weighted average	future issuance under
	exercise of	exercise	equity compensation
	outstanding	price of	plans (excluding
	options, warrants	outstanding	securities reflected in
Plan category	and rights	options	column (1))

Equity compensation plan approved by the security holders (a)	1,170,365	$18.10 (c)	2,921,610
Equity compensation plan not approved by the security holders (b)	-	$-	-
Total	1,170,365		2,921,610

(a)		2015 Stock Incentive Plan. See Note 6 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

(b)		None.
(c)		Performance unit awards do not have an exercise price and, therefore, have been excluded from the weighted average exercise price calculation in column (2).

The remaining information required by Item 12 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2015.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Item 13 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2015.

Item 14.   Principal Accounting Fees and Services

Item 14 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2015.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)     Listing of Financial Statements

Financial Statements

The following consolidated financial statements are included in “Item 8. Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2015 and 2014

Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013

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

10.1            **         Form of Performance Unit Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 4, 2013, and incorporated herein by reference).

10.2            **         Concho Resources Inc. 2015 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 5, 2015, and incorporated herein by reference).

Exhibit

Number                                                                                                   Description

10.3            **         Form of Nonstatutory Stock Option Agreement (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K on March 28, 2008, and incorporated herein by reference).

10.4            **         Form of Restricted Stock Agreement (for officers) (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K on February 22, 2013, and incorporated herein by reference).

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

10.10          **         Employment Agreement dated November 5, 2009, between Concho Resources Inc. and C. William Giraud (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K on February 26, 2010, and incorporated herein by reference).

10.11          **         Employment Agreement dated March 19, 2014, between Concho Resources Inc. and Jack F. Harper (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on March 24, 2014, and incorporated herein by reference).

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

Exhibit

Number                                                                                                   Description

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

10.19          **         Form of Director and Officer Indemnification Agreement between Concho Resources Inc. and each of Messrs. Surma and Harper (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 24, 2014, and incorporated herein by reference).

10.20          **         Indemnification Agreement, dated January 10, 2012, between Concho Resources Inc. and Gary A. Merriman (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 12, 2012, and incorporated herein by reference).

10.21                        Second Amended and Restated Credit Agreement, dated as of May 9, 2014, among Concho Resources Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on May 12, 2014, and incorporated herein by reference).

10.22                        First Amendment to Second Amended and Restated Credit Agreement, dated as of April 8, 2015, among Concho Resources Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 9, 2015, and incorporated herein by reference).

10.23                        Registration Rights Agreement, dated February 27, 2006, among Concho Resources Inc. and the other signatories thereto (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 on April 24, 2007, and incorporated herein by reference).

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

32.2            (b)         Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1            (a)         Netherland, Sewell & Associates, Inc. Reserve Report.

99.2            (a)         Cawley, Gillespie & Associates, Inc. Reserve Report.

101.INS     (a)         XBRL Instance Document.

Exhibit

Number                                                                                                   Description

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

Proved developed reserves          Proved developed reserves are proved reserves that can be expected to be recovered:

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

Proved undeveloped reserves     Proved undeveloped oil and natural gas reserves are proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

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

CONCHO RESOURCES INC.

Date:	February 25, 2016	By	/s/ Timothy A. Leach

Timothy A. Leach
Director, Chairman of the Board of Directors, Chief Executive
Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TIMOTHY A. LEACH	Director, Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	February 25, 2016
Timothy A. Leach

/s/ DARIN G. HOLDERNESS	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 25, 2016
Darin G. Holderness

/s/ BRENDA R. SCHROER	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2016
Brenda R. Schroer

/s/ STEVEN L. BEAL	Director	February 25, 2016
Steven L. Beal

/s/ TUCKER S. BRIDWELL	Director	February 25, 2016
Tucker S. Bridwell

/s/ WILLIAM H. EASTER III	Director	February 25, 2016
William H. Easter III

/s/ GARY A. MERRIMAN	Director	February 25, 2016
Gary A. Merriman

/s/ RAY M. POAGE	Director	February 25, 2016
Ray M. Poage

/s/ MARK B. PUCKETT	Director	February 25, 2016
Mark B. Puckett

/s/ JOHN P. SURMA	Director	February 25, 2016
John P. Surma

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements of Concho Resources Inc.:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Concho Resources Inc.

We have audited the accompanying consolidated balance sheets of Concho Resources Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Concho Resources Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted new accounting guidance in 2015 and 2014, related to the presentation of deferred loan costs and deferred income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma

February 25, 2016

Concho Resources Inc.
Consolidated Balance Sheets

	December 31,
(in thousands, except share and per share amounts)	2015	2014
Assets
Current assets:
Cash and cash equivalents	$228,550	$21
Accounts receivable, net of allowance for doubtful accounts:
Oil and natural gas	203,972	250,600
Joint operations and other	190,608	409,665
Derivative instruments	652,498	490,351
Prepaid costs and other	38,922	37,759
Total current assets	1,314,550	1,188,396
Property and equipment:
Oil and natural gas properties, successful efforts method	15,846,307	13,867,831
Accumulated depletion and depreciation	(5,047,810)	(3,790,953)
Total oil and natural gas properties, net	10,798,497	10,076,878
Other property and equipment, net	178,450	129,136
Total property and equipment, net	10,976,947	10,206,014
Deferred loan costs, net	15,585	20,260
Intangible asset - operating rights, net	25,693	27,154
Inventory	19,118	14,435
Noncurrent derivative instruments	167,038	262,349
Other assets	122,945	33,172
Total assets	$12,641,876	$11,751,780
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable - trade	$13,200	$20,380
Bank overdrafts	-	92,541
Revenue payable	169,787	238,098
Accrued and prepaid drilling costs	228,523	718,300
Other current liabilities	184,910	195,308
Total current liabilities	596,420	1,264,627
Long-term debt	3,332,188	3,469,137
Deferred income taxes	1,630,373	1,600,751
Asset retirement obligations and other long-term liabilities	140,344	136,477
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 authorized; 129,444,042 and 113,264,918
shares issued at December 31, 2015 and 2014, respectively	129	113
Additional paid-in capital	4,628,390	3,027,412
Retained earnings	2,345,641	2,279,741
Treasury stock, at cost; 306,061 and 260,124 shares at December 31, 2015 and 2014,
respectively	(31,609)	(26,478)
Total stockholders’ equity	6,942,551	5,280,788
Total liabilities and stockholders’ equity	$12,641,876	$11,751,780

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.
Consolidated Statements of Operations

	Years Ended December 31,
(in thousands, except per share amounts)	2015	2014	2013

Operating revenues:
Oil sales	$1,539,917	$2,189,072	$1,938,433
Natural gas sales	263,656	471,075	381,486
Total operating revenues	1,803,573	2,660,147	2,319,919
Operating costs and expenses:
Oil and natural gas production	541,359	538,374	455,436
Exploration and abandonments	58,847	284,821	109,549
Depreciation, depletion and amortization	1,223,253	979,740	772,608
Accretion of discount on asset retirement obligations	7,600	7,072	6,047
Impairments of long-lived assets	60,529	447,151	65,375
General and administrative (including non-cash stock-based compensation of $63,073,
$47,130 and $35,078 for the years ended December 31, 2015, 2014 and 2013, respectively)	230,734	204,161	169,815
(Gain) loss on derivatives	(699,752)	(890,917)	123,652
Total operating costs and expenses	1,422,570	1,570,402	1,702,482
Income from operations	381,003	1,089,745	617,437
Other income (expense):
Interest expense	(215,384)	(216,661)	(218,581)
Loss on extinguishment of debt	-	(4,316)	(28,616)
Loss on disposition of assets, net	(53,789)	(9,308)	(1,268)
Other, net	(14,559)	(3,500)	(11,813)
Total other expense	(283,732)	(233,785)	(260,278)
Income from continuing operations before income taxes	97,271	855,960	357,159
Income tax expense	(31,371)	(317,785)	(118,237)
Income from continuing operations	65,900	538,175	238,922
Income from discontinued operations, net of tax	-	-	12,081
Net income	$65,900	$538,175	$251,003
Basic earnings per share:
Income from continuing operations	$0.54	$4.89	$2.28
Income from discontinued operations, net of tax	-	-	0.11
Net income	$0.54	$4.89	$2.39
Diluted earnings per share:
Income from continuing operations	$0.54	$4.88	$2.28
Income from discontinued operations, net of tax	-	-	0.11
Net income	$0.54	$4.88	$2.39

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.
Consolidated Statements of Stockholders’ Equity

			Additional				Total
	Common Stock Issued		Paid-in	Retained	Treasury Stock		Stockholders’
(in thousands)	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
BALANCE AT JANUARY 1, 2013	104,668	$105	$1,982,714	$1,490,563	87	$(7,186)	$3,466,196
Net income	-	-	-	251,003	-	-	251,003
Stock options exercised	174	-	3,223	-	-	-	3,223
Grants of restricted stock	499	-	-	-	-	-	-
Cancellation of restricted stock	(118)	-	-	-	-	-	-
Stock-based compensation	-	-	35,078	-	-	-	35,078
Excess tax benefits related to stock-based
compensation	-	-	6,147	-	-	-	6,147
Purchase of treasury stock	-	-	-	-	40	(3,698)	(3,698)
BALANCE AT DECEMBER 31, 2013	105,223	105	2,027,162	1,741,566	127	(10,884)	3,757,949
Net income	-	-	-	538,175	-	-	538,175
Issuance of common stock	7,475	7	931,982	-	-	-	931,989
Stock options exercised	208	1	4,658	-	-	-	4,659
Grants of restricted stock	448	-	-	-	-	-	-
Cancellation of restricted stock	(89)	-	-	-	-	-	-
Stock-based compensation	-	-	47,130	-	-	-	47,130
Excess tax benefits related to stock-based
compensation	-	-	16,480	-	-	-	16,480
Purchase of treasury stock	-	-	-	-	133	(15,594)	(15,594)
BALANCE AT DECEMBER 31, 2014	113,265	113	3,027,412	2,279,741	260	(26,478)	5,280,788
Net income	-	-	-	65,900	-	-	65,900
Issuance of common stock	15,755	16	1,535,696	-	-	-	1,535,712
Stock options exercised	5	-	59	-	-	-	59
Grants of restricted stock	452	-	-	-	-	-	-
Cancellation of restricted stock	(33)	-	-	-	-	-	-
Stock-based compensation	-	-	63,073	-	-	-	63,073
Excess tax benefits related to stock-based
compensation	-	-	2,150	-	-	-	2,150
Purchase of treasury stock	-	-	-	-	46	(5,131)	(5,131)
BALANCE AT DECEMBER 31, 2015	129,444	$129	$4,628,390	$2,345,641	306	$(31,609)	$6,942,551

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$65,900	$538,175	$251,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,223,253	979,740	772,608
Accretion of discount on asset retirement obligations	7,600	7,072	6,047
Impairments of long-lived assets	60,529	447,151	65,375
Exploration and abandonments, including dry holes	43,737	265,064	80,714
Non-cash stock-based compensation expense	63,073	47,130	35,078
Deferred income taxes	29,622	296,167	102,427
Loss on disposition of assets and other	53,789	9,308	1,268
(Gain) loss on derivatives	(699,752)	(890,917)	123,652
Discontinued operations	-	-	(12,250)
Other non-cash items	14,639	18,379	19,720
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	117,716	(104,988)	(40,009)
Prepaid costs and other	(3,726)	(23,628)	4,945
Inventory	(5,154)	2,441	509
Accounts payable	(17,689)	1,566	(18,469)
Revenue payable	(68,311)	60,481	28,593
Other current liabilities	12,279	20,646	(59,191)
Net cash provided by operating activities	897,505	1,673,787	1,362,020
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures on oil and natural gas properties	(2,443,704)	(2,554,914)	(1,850,992)
Additions to property, equipment and other assets	(67,699)	(34,320)	(28,678)
Proceeds from the disposition of assets	104	1,305	15,217
Contributions to equity method investments	(91,342)	(30,050)	-
Settlements received from (paid on) derivatives	632,916	71,983	(32,341)
Net cash used in investing activities	(1,969,725)	(2,545,996)	(1,896,794)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	1,490,900	2,081,000	3,257,575
Payments of debt	(1,630,400)	(2,191,500)	(2,729,700)
Exercise of stock options	59	4,659	3,223
Excess tax benefit from stock-based compensation	2,150	16,480	6,147
Net proceeds from issuance of common stock	1,535,712	931,989	-
Payments for loan costs	-	(10,648)	(14,075)
Purchase of treasury stock	(5,131)	(15,594)	(3,698)
Increase (decrease) in bank overdrafts	(92,541)	55,823	12,443
Net cash provided by financing activities	1,300,749	872,209	531,915
Net increase (decrease) in cash and cash equivalents	228,529	-	(2,859)
Cash and cash equivalents at beginning of period	21	21	2,880
Cash and cash equivalents at end of period	$228,550	$21	$21
SUPPLEMENTAL CASH FLOWS:
Cash paid for interest	$211,443	$211,342	$200,961
Cash paid for income taxes	$3,950	$27,844	$21,376

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

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

Retrospective adjustments and reclassifications. Certain reclassifications have been made to the 2014 amounts in order to conform to the 2015 presentation and for the retrospective application resulting from the early adoption of Accounting Standards Update (“ASU”) No. 2015-03 and 2015-17. The retrospective application of ASU 2015-03 resulted in $48.2 million of net deferred loan costs directly related to the Company’s senior notes being reclassified from a noncurrent asset to a direct deduction from the carrying amount of the related senior notes at December 31, 2014. The retrospective application of ASU 2015-17 resulted in the current deferred income tax liability of $162.6 million at December 31, 2014 to be reclassified as a noncurrent deferred income tax liability in the Company’s consolidated balance sheet.

Other certain prior period amounts have been reclassified to conform to the 2015 presentation. These reclassifications had no impact on the balance sheet, net income (loss) or cash flows.

Discontinued operations. In December 2012, the Company closed the sale of certain of its non-core assets for cash consideration of approximately $503.1 million, which resulted in a pre-tax gain of approximately $0.9 million. As a result of post-closing adjustments during the year ended December 31, 2013, the Company made a positive adjustment to gain (loss) on disposition of assets of approximately $19.6 million, before income tax expense of approximately $7.5 million. The Company recognized income from discontinued operations, net of tax of $12.1 million for the year ended December 31, 2013.

Use of estimates in the preparation of financial statements. Preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Depletion of oil and natural gas properties is determined using estimates of proved oil and natural gas reserves. There are numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. Similarly, evaluations for impairment of proved and unproved oil and natural gas properties are subject to numerous uncertainties including, among others, estimates of future recoverable reserves, commodity price outlooks and prevailing market rates of other sources of income and costs. Other significant estimates include, but are not limited to, asset retirement obligations, fair value of derivative financial instruments, fair value of business combinations, fair value of nonmonetary exchanges, fair value of stock-based compensation and income taxes.

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

Accounts receivable. The Company sells oil and natural gas to various customers and participates with other parties in the drilling, completion and operation of oil and natural gas wells. Joint interest and oil and natural gas sales receivables related to these operations are generally unsecured. The Company determines joint interest operations accounts receivable allowances based on management’s assessment of the creditworthiness of the joint interest owners and the Company’s ability

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

to realize the receivables through netting of anticipated future production revenues. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. The Company had an allowance for doubtful accounts of approximately $1.2 million and $0.7 million at December 31, 2015 and December 31, 2014, respectively.

Inventory. Inventory consists primarily of tubular goods, water and other oilfield equipment that the Company plans to utilize in its ongoing exploration and development activities and is carried at the lower of cost or market value, on a weighted average cost basis.

Deferred loan costs. Deferred loan costs are stated at cost, net of amortization, which is computed using the effective interest method and straight-line methods. For the interim period ended December 31, 2015, the Company early adopted ASU No. 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires net deferred loan costs directly related to the Company’s senior notes to be classified as a direct deduction from the carrying amount of the related senior notes. The Company retrospectively adopted the ASU and reclassified $48.2 million at December 31, 2014 from a noncurrent asset to a deduction from long-term debt. The deferred loan costs related to the Company’s credit facility remain classified as a noncurrent asset due to the revolving nature of that facility. The provisions of the ASU were adopted primarily to simplify the required reporting for subsequent registration filings. The Company had deferred loan costs related to its senior notes of $42.9 million and $48.2 million, net of accumulated amortization of $18.7 million and $13.4 million, as a reduction of long-term debt at December 31, 2015 and December 31, 2014, respectively.

The Company had deferred loan costs related to the credit facility of $15.6 million and $20.3 million, net of accumulated amortization of $51.0 million and $46.3 million, in noncurrent assets at December 31, 2015 and December 31, 2014, respectively.

Oil and natural gas properties. The Company utilizes the successful efforts method of accounting for its oil and natural gas properties. Under this method all costs associated with productive wells and nonproductive development wells are capitalized, while nonproductive exploration costs are expensed. Capitalized acquisition costs relating to proved properties are depleted using the unit-of-production method based on proved reserves. The depletion of capitalized drilling and development costs and integrated assets is based on the unit-of-production method using proved developed reserves. During the years ended December 31, 2015, 2014 and 2013, the Company recognized depletion expense from continuing operations of $1,203.5 million, $960.9 million and $756.0 million, respectively.

The Company generally does not carry the costs of drilling an exploratory well as an asset in its consolidated balance sheets following the completion of drilling unless both of the following conditions are met:

(i)       the well has found a sufficient quantity of reserves to justify its completion as a producing well; and

(ii)     the Company is making sufficient progress assessing the reserves and the economic and operating viability of the project.

Due to the capital intensive nature and the geographical location of certain projects, it may take the Company longer than one year to evaluate the future potential of the exploration well and economics associated with making a determination on its commercial viability. In these instances, the project’s feasibility is not contingent upon price improvements or advances in technology, but rather the Company’s ongoing efforts and expenditures related to accurately predicting the hydrocarbon recoverability based on well information, gaining access to other companies’ production, transportation or processing facilities and/or getting partner approval to drill additional appraisal wells. These activities are ongoing and being pursued constantly. Consequently, the Company’s assessment of suspended exploratory well costs is continuous until a decision can be made that the well has found proved reserves or is noncommercial and is charged to exploration and abandonments expense. See Note 3 for additional information regarding the Company’s suspended exploratory well costs.

Proceeds from the sales of individual properties and the capitalized costs of individual properties sold or abandoned are credited and charged, respectively, to accumulated depletion. Generally, no gain or loss is recognized until the entire

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

depletion base is sold. However, gain or loss is recognized from the sale of less than an entire depletion base if the disposition is significant enough to materially impact the depletion rate of the remaining properties in the depletion base. Ordinary maintenance and repair costs are expensed as incurred.

Costs of significant nonproducing properties, wells in the process of being drilled and completed and development projects are excluded from depletion until the related project is completed and proved developed reserves are established or, if unsuccessful, impairment is determined. The Company capitalizes interest, if debt is outstanding, on expenditures for significant development projects until such projects are ready for their intended use. During the years ended December 31, 2015 and 2014, the Company had capitalized interest of $0.7  million and $1.4  million, respectively. The Company did not capitalize interest during 2013.

The Company reviews its long-lived assets to be held and used, including proved oil and natural gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future cash flows is less than the carrying amount of the assets. In this circumstance, the Company recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. The Company reviews its oil and natural gas properties by depletion base or by individual well for those wells not constituting part of a depletion base. For each property determined to be impaired, an impairment loss equal to the difference between the carrying value of the properties and the estimated fair value (discounted future cash flows) of the properties and integrated assets would be recognized at that time. Estimating future cash flows involves the use of judgments, including estimation of the proved and risk-adjusted unproved oil and natural gas reserve quantities, timing of development and production, expected future commodity prices, capital expenditures and production costs and cash flows from integrated assets. The Company recognized impairment expense of $60.5 million, $447.2 million, and $65.4 million during the years ended December 31, 2015, 2014 and 2013, respectively, related to its proved oil and natural gas properties.

Unproved oil and natural gas properties are each periodically assessed for impairment by considering future drilling plans, the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of such projects. During the years ended December 31, 2015, 2014 and 2013, the Company recognized expense of $34.5 million, $217.3  million and $49.8  million, respectively, related to abandoned prospects and expiring acreage, which is included in exploration and abandonments expense in the accompanying consolidated statements of operations.

Other property and equipment.  Other capital assets include buildings, transportation equipment, computer equipment and software, telecommunications equipment, leasehold improvements and furniture and fixtures. These items are recorded at cost, or fair value if acquired, and are depreciated using the straight-line method based on expected lives of the individual assets or group of assets ranging from two to 31 years. The Company had other capital assets of $178.5 million and $129.1 million, net of accumulated depreciation of $54.4 million and $52.5 million, at December 31, 2015 and December 31, 2014, respectively. During the years ended December 31, 2015, 2014 and 2013, the Company recognized depreciation expense of $18.3 million, $17.3 million and $15.2 million, respectively.

Intangible assets.  The Company has capitalized certain operating rights acquired in an acquisition. The gross operating rights, which have no residual value, are amortized over the estimated economic life of 25 years. Impairment will be assessed if indicators of potential impairment exist or when there is a material change in the remaining useful economic life. The following table reflects the gross and net intangible assets at December 31, 2015 and 2014, respectively:

	December 31,
(in thousands)	2015	2014

Gross intangible - operating rights	$36,557	$36,557
Accumulated amortization	(10,864)	(9,403)
Net intangible - operating rights	$25,693	$27,154

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

The following table reflects amortization expense from continuing operations for the years ended December 31, 2015, 2014 and 2013:

	Years Ending December 31,
(in thousands)	2015	2014	2013

Amortization expense	$1,461	$1,461	$1,461

The following table reflects the estimated aggregate amortization expense for each of the periods presented below at December 31, 2015:

(in thousands)

2016	$1,461
2017	1,461
2018	1,461
2019	1,461
2020	1,461
Thereafter	18,388
Total	$25,693

Equity method investments. The Company owns a 50 percent member interest in a midstream joint venture, Alpha Crude Connector, LLC (“ACC”), to construct a crude oil gathering and transportation system in the northern Delaware Basin. The Company has the option to purchase the member interest of the other investor in ACC. This purchase option becomes exercisable three months after the completion date of the pipeline and remains exercisable for a period of twelve months. The Company accounts for its investment in ACC under the equity method of accounting for investments in unconsolidated affiliates. The Company’s net investment in ACC was approximately $98.9 million and $29.5 million at December 31, 2015 and December 31, 2014, respectively, and was included in other assets in the Company’s consolidated balance sheet. The equity loss for the years ended December 31, 2015 and 2014 was approximately $4.1 million and $1.3 million, respectively, and was included in other expense in the Company’s consolidated statement of operations. During 2015 and 2014, the Company recorded approximately $2.9 million and $0.7 million, respectively, of capitalized interest on its investment in ACC. ACC started partial operations in late 2015. The Company expects the system to be fully operational during 2016.

During 2015, the Company purchased a 25 percent member interest in an entity, which is constructing a crude oil gathering and transportation system in the southern Delaware Basin. The system is expected to be completed and operational during 2016. The Company accounts for its investment under the equity method of accounting for investments in unconsolidated affiliates. The Company’s net investment is approximately $20.8 million at December 31, 2015 and is included in other assets in the Company’s consolidated balance sheet.

Environmental. The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which are often changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments is fixed and readily determinable. At December 31, 2015 and 2014, the Company has accrued approximately $1.0 million and $1.7  million, respectively, related to environmental liabilities. During the years ended December 31, 2015, 2014 and 2013, the Company recognized environmental charges of

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

approximately $2.7 million, $4.0  million and $3.4  million, respectively.

Derivative instruments. The Company recognizes its derivative instruments, other than any commodity derivative contracts that are designated as normal purchase and normal sale, as either assets or liabilities measured at fair value. The Company netted the fair value of derivative instruments by counterparty in the accompanying consolidated balance sheets where the right of offset exists. The Company did not have any derivatives designated as fair value or cash flow hedges during the years ended December 31, 2015, 2014 or 2013. The Company may also enter into physical delivery contracts to effectively provide commodity price hedges. Because these contracts are not expected to be net cash settled, they are considered to be normal sales contracts and not derivatives. Therefore, these contracts are not recorded in the Company’s consolidated financial statements.

Asset retirement obligations. The Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost included in the carrying amount of the related asset is allocated to expense through depletion of the asset. Changes in the liability due to passage of time are generally recognized as an increase in the carrying amount of the liability and as corresponding accretion expense. Based on certain factors including commodity prices and costs, the Company may revise its previous estimates related to the liability, which would also increase or decrease the associated oil and gas property asset.

Treasury stock. Treasury stock purchases are recorded at cost.

Revenue recognition. Oil and natural gas revenues are recorded at the time of physical transfer of such products to the purchaser, which for the Company is primarily at the wellhead. The Company follows the sales method of accounting for oil and natural gas sales, recognizing revenues based on the Company’s actual proceeds from the oil and natural gas sold to purchasers.

Oil and natural gas imbalances. Oil and natural gas imbalances are generated on properties for which two or more owners have the right to take production “in-kind” and, in doing so, take more or less than their respective entitled percentage. Imbalances are tracked by well, but the Company does not record any receivable from or payable to the other owners unless the imbalance has reached a level at which it exceeds the remaining reserves in the respective well. If reserves are insufficient to offset the imbalance and the Company is in an overtake position, a liability is recorded for the amount of shortfall in reserves valued at a contract price or the market price in effect at the time the imbalance is generated. If the Company is in an undertake position, a receivable is recorded for an amount that is reasonably expected to be received, not to exceed the current market value of such imbalance. The Company had no significant imbalances at December 31, 2015 or 2014.

General and administrative expense. The Company receives fees for the operation of jointly-owned oil and natural gas properties and records such reimbursements as reductions of general and administrative expense. Such fees totaled approximately $24.3 million, $23.2  million and $18.5  million for the years ended December 31, 2015, 2014 and 2013, respectively.

Stock-based compensation. For stock-based compensation awards granted, stock-based compensation expense is being recognized in the Company’s financial statements on an accelerated basis over the awards’ vesting periods based on their fair values on the dates of grant. The stock-based compensation awards generally vest over a period ranging from one to five years. The Company utilizes (i) the Black-Scholes option pricing model to measure the fair value of stock options, (ii) the average of the grant date’s high and low stock prices for the fair value of restricted stock and (iii) the Monte Carlo simulation method for the fair value of performance unit awards.

Income taxes. In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The Company early adopted the ASU retrospectively for the interim period ended December 31, 2015, which resulted in its current deferred income tax liability of $162.6 million at December 31, 2014 to be reclassified as a noncurrent deferred income tax liability in the Company’s consolidated balance

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

sheet. The provisions of the ASU were adopted primarily to simplify the required reporting for subsequent registration filings. The Company previously classified deferred income tax liabilities and assets separately to current and noncurrent.

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

The Company evaluates uncertain tax positions for recognition and measurement in the consolidated financial statements. To recognize a tax position, the Company determines whether it is more likely than not that the tax positions will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the consolidated financial statements. The amount of tax benefit recognized with respect to any tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. The Company had no material uncertain tax positions that required recognition in the consolidated financial statements at December 31, 2015 and 2014. Any interest or penalties would be recognized as a component of income tax expense.

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

December 31, 2015, 2014 and 2013

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

The following table reflects the Company’s net capitalized exploratory well activity during each of the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
(in thousands)	2015	2014	2013

Beginning capitalized exploratory well costs	$241,657	$144,504	$118,806
Additions to exploratory well costs pending the determination of proved reserves	102,846	234,057	130,967
Reclassifications due to determination of proved reserves	(227,746)	(99,657)	(94,114)
Exploratory well costs charged to expense	(559)	(37,247)	(11,155)
Ending capitalized exploratory well costs	$116,198	$241,657	$144,504

The following table provides an aging at December 31, 2015 and 2014 of capitalized exploratory well costs based on the date drilling was completed:

	December 31,
(dollars in thousands)	2015	2014

Capitalized exploratory well costs that have been capitalized for a period of one year or less	$98,764	$232,346
Capitalized exploratory well costs that have been capitalized for a period greater than one year	17,434	9,311
Total capitalized exploratory well costs	$116,198	$241,657
Number of projects with exploratory well costs that have been capitalized for a period greater
than one year	8	7

Delaware Basin projects. At December 31, 2015, the Company had approximately $7.2 million of suspended well costs greater than one year recorded for two wells that were initially drilled to monitor nearby wells and are additionally being used to determine the productivity potential of additional zones. At December 31, 2015, the Company also had approximately $5.7 million of suspended well costs greater than one year recorded for a well spud in late 2014 that is testing multiple zones and is expected to be completed in the first half of 2016. All three wells completed drilling in 2014.

Projects operated by others. At December 31, 2015, the Company had approximately $4.5 million of suspended well costs greater than one year recorded for five wells that are operated by others and waiting on completion. Two of these wells, with suspended well costs totaling approximately $3.0 million, completed drilling in 2012 and are expected to be completed in 2016. The remaining three wells completed drilling in 2014 and are waiting on completion.

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

Note 4. Acquisition and divestiture

Clayton Williams Acreage Exchange. In December 2015, the Company completed a nonmonetary acreage exchange with Clayton Williams Energy, Inc. that consolidated acres into a concentrated, operated position in the southern Delaware Basin. The Company recognized a loss on disposition of assets of approximately $50.0 million related to the acreage exchange based on the fair value of the assets surrendered, which is presented in loss on disposition of assets, net, in the consolidated statement of operations for the year ended December 31, 2015.

Note 5. Asset retirement obligations

The Company’s asset retirement obligations represent the estimated present value of the estimated cash flows the Company will incur to plug, abandon and remediate its producing properties at the end of their productive lives, in accordance with applicable state laws. Market risk premiums associated with asset retirement obligations are estimated to represent a component of the Company’s credit-adjusted risk-free rate that is utilized in the calculations of asset retirement obligations.

The Company’s asset retirement obligation transactions during the years ended December 31, 2015, 2014 and 2013 are summarized in the table below:

	Years Ended December 31,
(in thousands)	2015	2014	2013

Asset retirement obligations, beginning of period	$119,881	$101,593	$86,261
Liabilities incurred from new wells	4,052	5,324	6,338
Liabilities assumed in acquisitions	2,434	4,065	593
Accretion expense	7,600	7,072	6,047
Liabilities settled upon plugging and abandoning wells	(2,736)	(2,926)	(3,447)
Revision of estimates (a)	(11,286)	4,753	5,801
Asset retirement obligations, end of period	$119,945	$119,881	$101,593

(a)	The downward revision to the Company’s asset retirement obligation estimates for the year ended December 31, 2015 is primarily due to a reduction in the future estimated abandonment costs.

Note 6. Incentive plans

Defined contribution plan. The Company sponsors a 401(k) defined contribution plan for the benefit of substantially all employees. During the years ended December 31, 2015, 2014 and 2013, the Company matched 100 percent of employee contributions, not to exceed 10 percent of the employee’s annual salary. The Company’s contributions to the plan for the years ended December 31, 2015, 2014 and 2013 were approximately $9.5 million, $8.1 million and $6.6 million, respectively, of which a portion was recoverable from other working interest owners.

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

Stock incentive plan. The Company’s 2015 Stock Incentive Plan (the “Plan”) provides for granting stock options, restricted stock awards and performance awards to directors, officers and employees of the Company. A total of 10.5 million shares of common stock have been authorized for issuance under the Plan. At December 31, 2015, the Company had 2.9 million shares of common stock available for future grant.

Restricted stock awards. All restricted shares are legally issued and outstanding. If an employee terminates employment prior to the restriction lapse date, the awarded shares are forfeited and cancelled and are no longer considered issued and outstanding. A summary of the Company’s restricted stock award activity for the year ended December 31, 2015 is presented below:

		Weighted
		Average
	Number of	Grant Date
	Restricted	Fair Value
	Shares	Per Share

Restricted stock:

Outstanding at December 31, 2014	1,091,309	$106.33
Shares granted	452,436	$109.76
Shares cancelled / forfeited	(33,124)	$111.08
Lapse of restrictions	(310,974)	$96.15
Outstanding at December 31, 2015	1,199,647	$110.14

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

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

The following table summarizes information about stock-based compensation for the Company’s restricted stock awards activity under the Plan for years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
(in thousands)	2015	2014	2013

Fair value for awards granted during the period (a)	$49,659	$57,940	$44,947

Fair value for awards vested during the period	$35,700	$59,226	$21,496

Stock-based compensation expense from restricted stock	$43,185	$36,585	$30,984

Income tax benefit related to restricted stock	$16,049	$13,672	$11,650

(a)

The weighted average grant date fair value per share amounts were $109.76, $129.12 and $88.19 for the years ended December 31, 2015, 2014 and 2013, respectively. The year ended December 31, 2013 includes the effects of $1 million due to modifications of certain stock-based awards.

Stock option awards.  A summary of the Company’s stock option award activity under the Plan for the years ended December 31, 2015, 2014 and 2013 is presented below:

	Years Ended December 31,
	2015		2014		2013
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Stock options:

Outstanding at beginning of period	47,713	$17.49	255,537	$21.50	429,879	$20.28
Options exercised	(4,812)	$12.00	(207,824)	$22.42	(174,342)	$18.48
Outstanding at end of period	42,901	$18.10	47,713	$17.49	255,537	$21.50
Vested and exercisable at end of period	42,901	$18.10	47,713	$17.49	255,537	$21.50

The intrinsic value of options exercised during 2015, 2014 and 2013 was approximately $0.4 million, $23.2 million and $13.2 million, respectively, based on the difference between the market price at the exercise date and the option exercise price.

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

The following table summarizes information about the Company’s vested and exercisable stock options outstanding at December 31, 2015:

December 31, 2015
		Weighted		Intrinsic
		Average	Weighted	Value
Range of		Remaining	Average	of
Exercise	Number	Contractual	Exercise	Options
Prices	Vested	Life	Price	(in thousands)

Vested and exercisable options:
$12.00 - $12.85	15,824	1.54 years	$12.81	1,267
$20.40 - $22.77	27,077	2.98 years	$21.20	1,940
	42,901	2.45 years	$18.10	$3,207

The following table shows the deductions in current taxable income related to stock options exercised for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
(in thousands)	2015	2014	2013

Deductions in current taxable income related to stock options exercised	$415	$23,208	$13,193

Performance unit awards. During the years ended December 31, 2015, 2014 and 2013, the Company awarded performance units to its officers under the Plan. The number of shares of common stock that will ultimately be issued will be determined by a combination of (i) comparing the Company’s total shareholder return relative to the total shareholder return of a predetermined group of peer companies at the end of the performance period and (ii) the Company’s absolute total shareholder return at the end of the performance period. The performance period is 36 months. The grant date fair value was determined using the Monte Carlo simulation method and is being expensed ratably over the performance period. Expected volatilities utilized in the model were estimated using a historical period consistent with the remaining performance period of approximately three years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the expected life of the grant.

The Company used the following assumptions to estimate the fair value of performance unit awards granted during the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013

Risk-free interest rate	1.07%	0.76%	0.37%
Range of volatilities	26.1% - 43.0%	29.2% - 42.2%	31.5% - 45.1%

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

The following table summarizes the performance unit activity for the year ended December 31, 2015:

		Number of	Grant Date
		Units	Fair Value

Performance units:

	Outstanding at December 31, 2014	250,314	$127.07
	Units granted (a)	176,330	$156.86
	Units vested (b)	(110,889)	$111.40
	Outstanding at December 31, 2015	315,755	$149.21

(a)

Reflects the amount of performance units granted. The actual payout of shares will be between zero and 300 percent of the performance units granted depending on the Company’s performance at the end of the performance period.

(b)	On December 31, 2015, the performance period ended for these performance units. Each unit converted into 1.625 shares representing 180,199 shares of common stock issued on January 4, 2016.

The following table summarizes information about stock-based compensation expense for performance units for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
(in thousands)	2015	2014	2013

Fair value for awards granted during the period	$27,659	$19,455	$12,352

Stock-based compensation expense from performance units	$19,888	$10,545	$4,080

Income tax benefit related to performance units	$7,391	$3,941	$1,560

Future stock-based compensation expense. The following table reflects the future stock-based compensation expense to be recorded for all the stock-based compensation awards that were outstanding at December 31, 2015:

	Restricted	Performance
(in thousands)	Stock	Units	Total

2016	$31,992	$15,734	$47,726
2017	18,189	9,219	27,408
2018	6,466	-	6,466
2019	286	-	286
2020	4	-	4
Total	$56,937	$24,953	$81,890

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

Note 7. Disclosures about fair value measurements

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

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

Financial Assets and Liabilities Measured at Fair Value

The following table presents the carrying amounts and fair values of the Company’s financial instruments at December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value

Assets:
Derivative instruments	$819,536	$819,536	$752,700	$752,700

Liabilities:
Credit facility	$-	$-	$139,500	$131,068
$600 million 7.0% senior notes due 2021 (a)	$592,414	$595,500	$591,213	$625,500
$600 million 6.5% senior notes due 2022 (a)	$591,549	$579,000	$590,454	$628,500
$600 million 5.5% senior notes due 2022 (a)	$592,899	$553,500	$592,061	$598,500
$1,550 million 5.5% senior notes due 2023 (a)	$1,555,326	$1,453,005	$1,555,909	$1,573,875

(a)	The carrying value includes associated deferred loan costs and any (discount) premium. See Note 2 for additional information regarding the Company’s retrospective adoption of ASU No. 2015-03.

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

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

Derivative instruments. The fair value of the Company’s derivative instruments is estimated by management considering various factors, including closing exchange and over-the-counter quotations and the time value of the underlying commitments. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following tables summarize (i) the valuation of each of the Company’s financial instruments by required fair value hierarchy levels and (ii) the gross fair value by the appropriate balance sheet classification, even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the Company’s consolidated balance sheets at December 31, 2015 and 2014. The Company nets the fair value of derivative instruments by counterparty in the Company’s consolidated balance sheets.

December 31, 2015
	Fair Value Measurements Using					Net
	Quoted Prices				Gross	Fair Value
	in Active	Significant			Amounts	Presented
	Markets for	Other	Significant		Offset in the	in the
	Identical	Observable	Unobservable		Consolidated	Consolidated
	Assets	Inputs	Inputs	Total	Balance	Balance
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Fair Value	Sheet	Sheet

Assets
Current:
Commodity derivatives	$-	$684,029	$-	$684,029	$(31,531)	$652,498
Noncurrent:
Commodity derivatives	-	175,267	-	175,267	(8,229)	167,038

Liabilities
Current:
Commodity derivatives	-	(31,531)	-	(31,531)	31,531	-
Noncurrent:
Commodity derivatives	-	(8,229)	-	(8,229)	8,229	-

Net derivative instruments	$-	$819,536	$-	$819,536	$-	$819,536

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

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

Concentrations of credit risk. At December 31, 2015, the Company’s primary concentration of credit risks are the risk of collecting accounts receivable and the risk of counterparties’ failure to perform under derivative obligations. See Note 12 for information regarding the Company’s major customers and derivative counterparties.

The Company has entered into International Swap Dealers Association Master Agreements (“ISDA Agreements”) with each of its derivative counterparties. The terms of the ISDA Agreements provide the Company and the counterparties with rights of set-off upon the occurrence of defined acts of default by either the Company or a counterparty to a derivative, whereby the party not in default may set off all derivative liabilities owed to the defaulting party against all derivative asset receivables from the defaulting party. See Note 8 for additional information regarding the Company’s derivative activities.

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are reported at fair value on a nonrecurring basis in the Company’s consolidated balance sheets. The following methods and assumptions were used to estimate the fair values:

Impairments of long-lived assets – The Company periodically reviews their long-lived assets to be held and used, including proved oil and natural gas properties and their integrated assets, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable, for instance when there are declines in commodity prices or well performance. The Company reviews its oil and natural gas properties by depletion base or by individual well for those wells not constituting part of a depletion base. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. If the estimated undiscounted future net cash flows are less than the carrying amount of the Company’s assets, it recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

The Company calculates the expected undiscounted future net cash flows of its long-lived assets and its integrated assets using management’s assumptions and expectations of (i) commodity prices, which are based on the New York Mercantile Exchange (“NYMEX”) strip, (ii) pricing adjustments for differentials, (iii) production costs, (iv) capital expenditures, (v) production volumes, (vi) proved reserves and risk-adjusted probable and possible reserves, and (vii) other sources of income and expenses from integrated assets.

The Company calculates the estimated fair values of its long-lived assets and their integrated assets using a discounted future cash flow model. Fair value assumptions associated with the calculation of discounted future net cash flows include (i) market estimates of commodity prices, (ii) pricing adjustments for differentials, (iii) production costs, (iv) capital expenditures, (v) production volumes, (vi) estimated proved reserves and risk-adjusted probable and possible reserves, (vii) prevailing market rates of income and expenses from integrated assets and (viii) discount rate. The Company discounts the future net cash flows using a market-based weighted average cost of capital rate determined appropriate at the time. These are classified as Level 3 fair value assumptions.

As a result of the carrying amount of certain of the Company’s long-lived assets being less than their expected undiscounted future net cash flows, the Company recognized a non-cash charge against earnings for the amount by which the carrying amount exceeded the estimated fair value of the assets. The following table reports the carrying amount, estimated fair value and impairment expense of long-lived assets for the indicated periods:

		Estimated
	Carrying	Fair Value	Impairment
(in thousands)	Amount	(Level 3)	Expense

December 2015	$104,982	$52,041	$52,941
September 2015	$18,023	$10,435	$7,588
December 2014	$677,021	$245,346	$431,675
September 2014	$26,790	$11,314	$15,476
June 2013	$84,140	$18,765	$65,375

It is reasonably possible that the estimate of undiscounted future net cash flows may change in the future resulting in the need to impair carrying values. The primary factors that may affect estimates of future net cash flows are (i) commodity prices, (ii) increases or decreases in production and capital costs, (iii) future reserve adjustments, both positive and negative, to proved reserves and appropriate risk-adjusted probable and possible reserves, (iv) results of future drilling activities and (v) changes in income and expenses from integrated assets.

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

Based on the factors above as of December 31, 2015, the Company determined that undiscounted future cash flows attributable to certain depletion groups indicated that the carrying amounts were expected to be recovered; however, they may be at risk for impairment if management’s estimates of future cash flows further decline.

Note 8. Derivative financial instruments

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

The following table summarizes the gains (losses) reported in earnings related to the commodity derivative instruments for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
(in thousands)	2015	2014	2013

Gain (loss) on derivatives:
Oil derivatives	$675,303	$869,421	$(133,890)
Natural gas derivatives	24,449	21,496	10,238
Total	$699,752	$890,917	$(123,652)

The following table represents the Company’s cash receipts from (payments on) derivatives for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
(in thousands)	2015	2014	2013

Cash receipts from (payments on) derivatives:
Oil derivatives	$597,297	$76,335	$(41,616)
Natural gas derivatives	35,619	(4,352)	9,275
Total	$632,916	$71,983	$(32,341)

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

Commodity derivative contracts at December 31, 2015. The following table sets forth the Company’s outstanding derivative contracts at December 31, 2015. When aggregating multiple contracts, the weighted average contract price is disclosed. All of the Company’s derivative contracts at December 31, 2015 are expected to settle by December 31, 2017.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Oil Swaps: (a)
2016:
Volume (Bbl)	6,722,000	5,985,000	5,460,000	5,054,000	23,221,000
Price per Bbl	$71.99	$73.38	$74.21	$59.38	$70.13
2017:
Volume (Bbl)	4,354,000	4,118,000	2,655,000	2,655,000	13,782,000
Price per Bbl	$61.59	$62.03	$55.23	$55.23	$59.27
Oil Basis Swaps: (b)
2016:
Volume (Bbl)	6,035,000	5,732,000	5,520,000	5,060,000	22,347,000
Price per Bbl	$(1.49)	$(1.50)	$(1.46)	$(1.48)	$(1.48)
2017:
Volume (Bbl)	3,780,000	3,822,000	1,012,000	1,012,000	9,626,000
Price per Bbl	$(1.32)	$(1.32)	$(0.54)	$(0.54)	$(1.16)
Natural Gas Swaps: (c)
2016:
Volume (MMBtu)	7,280,000	7,280,000	7,360,000	7,360,000	29,280,000
Price per MMBtu	$3.02	$3.02	$3.02	$3.02	$3.02

(a) The index prices for the oil price swaps are based on the NYMEX – West Texas Intermediate (“WTI”) monthly average futures price.
(b) The basis differential price is between Midland – WTI and Cushing – WTI.
(c) The index prices for the natural gas price swaps are based on the NYMEX – Henry Hub last trading day futures price.

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

Derivative counterparties.  The Company uses credit and other financial criteria to evaluate the creditworthiness of counterparties to its derivative instruments. The Company believes that all of its derivative counterparties are currently acceptable credit risks. Other than provided by the Company’s revolving credit facility, the Company is not required to provide credit support or collateral to any counterparties under its derivative contracts, nor are they required to provide credit support to the Company. See additional information in Note 12.

Note 9. Debt

The Company’s debt consisted of the following at December 31, 2015 and 2014:

	December 31,
(in thousands)	2015	2014

Credit facility	$-	$139,500
7.0% unsecured senior notes due 2021	600,000	600,000
6.5% unsecured senior notes due 2022	600,000	600,000
5.5% unsecured senior notes due 2022	600,000	600,000
5.5% unsecured senior notes due 2023	1,550,000	1,550,000
Unamortized original issue premium	25,073	27,820
Deferred loan costs, net	(42,885)	(48,183)
Less: current portion	-	-
Total long-term debt	$3,332,188	$3,469,137

Credit facility. The Company’s credit facility, as amended and restated (the “Credit Facility”), has a maturity date of May 9, 2019. In April 2015, the Company amended its credit agreement to remove the current ratio financial covenant. The Company’s borrowing base is $3.25 billion until the next scheduled borrowing base redetermination in May 2016. At December 31, 2015, commitments from the Company’s bank group totaled $2.5 billion. Between scheduled borrowing base redeterminations, the Company and the lenders (requiring a 66 2/3 percent vote), may each request one special redetermination.

Advances on the Credit Facility bear interest, at the Company’s option, based on (i) the prime rate of JPMorgan Chase Bank (“JPM Prime Rate”) (3.50 percent at December 31, 2015) or (ii) a Eurodollar rate (substantially equal to the LIBOR). At December 31, 2015, the interest rates of Eurodollar rate advances and JPM Prime Rate advances varied, with interest margins ranging from 125 to 225 basis points and 25 to 125 basis points per annum, respectively, depending on the balance outstanding on the Credit Facility. During the years ended December 31, 2015, 2014 and 2013, the Company incurred commitment fees on the unused portion of the available commitments of $7.0 million, $7.7 million and $8.3 million, respectively. Under the current Credit Facility, commitment fees range from 30 to 37.5 basis points per annum. The Company had approximately $2.5 billion of unused commitments under its credit facility at December 31, 2015.

The Company’s obligations under the Credit Facility are secured by a first lien on substantially all of its oil and natural gas properties. At December 31, 2015, all of the Company’s subsidiaries are guarantors and have had their equity pledged to secure borrowings under the Credit Facility.

The Credit Facility contains various restrictive covenants and compliance requirements which include:

•         maintenance of a quarterly ratio of total debt to consolidated earnings before interest expense, income taxes, depletion, depreciation, and amortization, exploration expense and other noncash income and expenses to be no greater than 4.25 to 1.0;

•         limits on the incurrence of certain indebtedness and certain types of liens;

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

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

At December 31, 2015, the Company was in compliance with the covenants under all of its debt instruments.

Principal maturities of long-term debt.  Principal maturities of long-term debt outstanding at December 31, 2015 were as follows:

(in thousands)

2016	$-
2017	-
2018	-
2019	-
2020	-
Thereafter	3,350,000
Total	$3,350,000

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

Interest expense.  The following amounts have been incurred and charged to interest expense for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
(in thousands)	2015	2014	2013

Cash payments for interest	$211,443	$211,342	$200,961
Amortization of original issue discount (premium)	(2,747)	(2,599)	(1,248)
Amortization of deferred loan origination costs	9,971	10,937	13,172
Accretion expense	1,795	-	-
Net changes in accruals	(165)	(737)	5,696
Interest costs incurred	220,297	218,943	218,581
Less: capitalized interest	(4,913)	(2,282)	-
Total interest expense	$215,384	$216,661	$218,581

Note 10. Commitments and contingencies

Severance agreements.   The Company has entered into severance and change in control agreements with all of its officers. The current annual salaries for the Company’s officers covered under such agreements total approximately $8.5 million.

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

Severance tax, royalty and joint interest audits.  The Company is subject to routine severance, royalty and joint interest audits from regulatory bodies and non-operators and makes accruals as necessary for estimated exposure when deemed probable and estimable. Additionally, the Company is subject to various possible contingencies that arise primarily from interpretations affecting the oil and natural gas industry. Such contingencies include differing interpretations as to the prices at which oil and natural gas sales may be made, the prices at which royalty owners may be paid for production from their leases, allowable costs under joint interest arrangements and other matters. At December 31, 2015 and 2014, the Company had $13.4 million and $12.3 million, respectively, accrued for estimated exposure. Although the Company believes that it has estimated its exposure with respect to the various laws and regulations, administrative rulings and interpretations thereof, adjustments could be required as new interpretations and regulations are issued.

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

Commitments. The Company periodically enters into contractual arrangements under which the Company is committed to expend funds. These contractual arrangements relate to purchase agreements the Company has entered into including daywork drilling contracts, water commitment agreements, throughput volume delivery commitments, power commitments and maintenance commitments. The following table summarizes the Company’s commitments at December 31, 2015:

(in thousands)

2016	$51,710
2017	21,256
2018	21,148
2019	13,196
2020	7,335
Thereafter	45,451
Total	$160,096

Operating leases. The Company leases vehicles, equipment and office facilities under non-cancellable operating leases. Lease payments associated with these operating leases for the years ended December 31, 2015, 2014 and 2013 were approximately $8.0 million, $7.2 million and $5.7 million, respectively.

Future minimum lease commitments under non-cancellable operating leases at December 31, 2015 were as follows:

(in thousands)

2016	$7,941
2017	7,877
2018	7,087
2019	5,651
2020	4,738
Thereafter	5,091
Total	$38,385

Note 11. Income taxes

The Company uses an asset and liability approach for financial accounting and reporting for income taxes. The Company’s objectives of accounting for income taxes are to recognize (i) the amount of taxes payable or refundable for the current year and (ii) deferred tax liabilities and assets for the future tax consequences of events that have been recognized in its financial statements or tax returns. The Company and its subsidiaries file a federal corporate income tax return on a consolidated basis. The tax returns and the amount of taxable income or loss are subject to examination by federal and state taxing authorities. At December 31, 2015 the Company had current income taxes receivable of approximately $37.3 million and current income taxes payable of approximately $1.0 million. At December 31, 2014 the Company had current income taxes receivable of approximately $32.9 million and current income taxes payable of approximately $1.1 million.

The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration. Management monitors company-specific, oil and natural gas industry and worldwide economic factors and assesses the likelihood that the Company’s net operating loss carryforwards (“NOLs”), if any, and other deferred tax attributes in the United States, state, and local tax jurisdictions will be utilized prior to their expiration. At December 31, 2015 and 2014, the Company had no valuation allowances related to its deferred tax assets.

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

At December 31, 2015, the Company did not have any significant uncertain tax positions requiring recognition in the financial statements. The tax years 2012 through 2015 remain subject to examination by the major tax jurisdictions.

Income tax provision.  The Company’s income tax provision and amounts separately allocated were attributable to the following items for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
(in thousands)	2015	2014	2013

Income from continuing operations	$31,371	$317,785	$118,237
Income from discontinued operations	-	-	7,518

Changes in stockholders’ equity:
Excess tax benefits related to stock-based compensation	(2,150)	(16,480)	(6,147)
	$29,221	$301,305	$119,608

The Company’s income tax provision attributable to income from continuing operations consisted of the following for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
(in thousands)	2015	2014	2013

Current:
U.S. federal	$127	$16,621	$12,504
U.S. state and local	1,622	4,997	3,306
Total current income tax provision	1,749	21,618	15,810
Deferred:
U.S. federal	40,364	278,615	119,985
U.S. state and local	(10,742)	17,552	(17,558)
Total deferred income tax provision	29,622	296,167	102,427
Total income tax provision attributable to income from
continuing operations	$31,371	$317,785	$118,237

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

The reconciliation between the income tax expense computed by multiplying pre-tax income from continuing operations by the United States federal statutory rate and the reported amounts of income tax expense from continuing operations is as follows:

	Years Ended December 31,
(in thousands)	2015	2014	2013

Income at U.S. federal statutory rate	$34,045	$299,586	$125,006
State income taxes (net of federal tax effect)	3,071	22,826	12,505
Revisions of previous estimates	(631)	738	1,400
Change in estimated effective statutory state income tax	(9,026)	(7,945)	(21,876)
Nondeductible expense & other	3,912	2,580	1,202
Income tax expense	$31,371	$317,785	$118,237

Effective tax rate	32.3%	37.1%	33.1%

The Company monitors changes in enacted tax rates for the jurisdictions in which it operates. The Company monitors its state tax apportionment footprint and makes updates for changes in its projected activity, including changes in budgets and drilling plans. During 2013, the state of New Mexico passed legislation to phase in a tax rate reduction over the next five years. In June of 2015, the State of Texas enacted legislation to reduce its rate. Based upon the Company’s projected future activity for the states in which it conducts business, the timing for when it anticipates its deferred tax items to become taxable and enacted tax rates at such time deferred items become taxable, the Company has revised its estimated state rate and recorded an additional deferred tax benefit of $9.0 million, $7.9 million and $21.9 million during 2015, 2014 and 2013, respectively.

The Company’s effective tax rate decreased in 2015 as compared to 2014. The primary reason for the decrease is lower income, which caused a more pronounced impact for each reconciling item, as compared with 2014. In particular, the reduction in our blended state rate caused a 9.3% reduction, partially offset by other reconciling and non-deductible items for a net rate reduction of 4.8% over 2014.

The Company’s income tax provision attributable to income from discontinued operations consisted of the following for the year ended December 31, 2013:

Year Ended
(in thousands)	December 31, 2013

Current:
U.S. federal	$144
U.S. state and local	25
Total current income tax provision	169
Deferred:
U.S. federal	6,397
U.S. state and local	952
Total deferred income tax provision	7,349
Total income tax provision attributable to income from discontinued operations	$7,518

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	December 31,
(in thousands)	2015	2014

Deferred tax assets:
Stock-based compensation	$36,738	$24,810
Asset retirement obligation	44,573	44,802
Other	29,574	28,925
Total deferred tax assets	110,885	98,537
Deferred tax liabilities:
Oil and natural gas properties, principally due to differences in basis and
depreciation and the deduction of intangible drilling costs for tax purposes	(1,420,275)	(1,401,313)
Intangible assets - operating rights	(9,548)	(10,148)
Derivative instruments	(304,550)	(281,303)
Other	(6,885)	(6,524)
Total deferred tax liability	(1,741,258)	(1,699,288)
Net deferred tax liability	$(1,630,373)	$(1,600,751)

Note 12. Major customers and derivative counterparties

Sales to major customers. The Company’s share of oil and natural gas production is sold to various purchasers. The Company is of the opinion that the loss of any one purchaser would not have a material adverse effect on the ability of the Company to sell its oil and natural gas production.

The following purchasers individually accounted for 10 percent or more of the consolidated oil and natural gas revenues during the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013

Holly Frontier Refining and Marketing, LLC	25%	17%	30%
Enterprise Crude Oil LLC	12%	12%	13%
Plains Marketing and Transportation, Inc.	11%	6%	4%
Western Refining Company LP	5%	12%	1%

At December 31, 2015, the Company had receivables from Holly Frontier Refining and Marketing, LLC, Enterprise Crude Oil LLC, Plains Marketing & Transportation Inc. and Western Refining Company LP of $31.7 million, $10.4 million $11.6 million and $3.9 million, respectively, which are reflected in accounts receivable — oil and natural gas in the accompanying consolidated balance sheets.

Derivative counterparties. The Company uses credit and other financial criteria to evaluate the creditworthiness of counterparties to its derivative instruments. The Company’s Credit Facility requires that the senior unsecured debt ratings of the Company’s derivative counterparties be (i) not less than either A- by Standard & Poor’s Rating Group rating system or A3 by Moody’s Investors Service, Inc. rating system or (ii) a lender or related affiliate under the Company’s Credit Facility. At December 31, 2015 and 2014, the counterparties with whom the Company had outstanding derivative contracts met or exceeded these criteria. Although the Company does not obtain collateral or otherwise secure the fair value of its derivative instruments, management believes the associated credit risk is mitigated by the Company’s credit risk policies and

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

procedures and by the criteria of the Company’s Credit Facility.

At December 31, 2015, the Company had a net asset position of $819.5 million as a result of outstanding derivative contracts which are reflected in the accompanying consolidated balance sheets. The Company assessed this balance for concentration risk and noted balances of approximately $121.8  million, $100.5  million, $90.3  million and $74.7  million with Barclays Bank PLC, J.P. Morgan Chase Bank, Wells Fargo Bank, N.A. and KeyBank National Association, respectively.

Note 13. Related party transactions

The following table summarizes charges incurred with and payments made to related parties and reported in the Company’s consolidated statements of operations for the periods presented:

	Years Ended December 31,
(in thousands)	2015	2014	2013

Amounts paid to a partnership in which a director has an ownership interest (a)	$5,745	$15,181	$7,255

Amounts paid to a director and certain officers of the Company (b)	$593	$383	$43

Amounts paid under consulting agreement with Steven L. Beal (c)	$-	$-	$865

Amounts received from a director and certain officers of the Company (d)	$237	$169	$84

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

(d)   Amounts include payments to the Company as a result of activity on oil and natural gas properties in which a director and certain officers (or affiliated entities) have an interest.

____________________________________________________________________________________________________

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

December 31, 2015, 2014 and 2013

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

The following tables reconcile the Company’s income from continuing operations, income from discontinued operations and net income attributable to common stockholders to the basic and diluted earnings used to determine the Company’s income per share amounts for the years ended December 31, 2015, 2014 and 2013, respectively, under the two-class method:

	Years Ended December 31,
(in thousands, except per share amounts)	2015	2014

Income as reported	$65,900	$538,175
Participating basic earnings	(635)	(5,961)
Basic income attributable to common stockholders	65,265	532,214
Reallocation of participating earnings	2	16
Diluted income attributable to common stockholders	$65,267	$532,230

Income per common share:
Basic	$0.54	$4.89
Diluted	$0.54	$4.88

	Year Ended
	December 31, 2013

	Continuing	Discontinued
(in thousands, except per share amounts)	Operations	Operations	Total

Income as reported	$238,922	$12,081	$251,003
Participating basic earnings	(2,610)	(132)	(2,742)
Basic income attributable to common stockholders	236,312	11,949	248,261
Reallocation of participating earnings	4	-	4
Diluted income attributable to common stockholders	$236,316	$11,949	$248,265

Income per common share:
Basic	$2.28	$0.11	$2.39
Diluted	$2.28	$0.11	$2.39

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

The following table is a reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
(in thousands)	2015	2014	2013

Weighted average common shares outstanding:
Basic	119,926	108,844	103,744
Dilutive common stock options	25	83	165
Dilutive performance units	422	205	4
Diluted	120,373	109,132	103,913

The following table is a summary of the performance units, which were not included in the computation of diluted net income per share, as inclusion of these items would be antidilutive:

	Years Ended December 31,
(in thousands)	2015	2014	2013

Number of antidilutive common shares:
Antidilutive performance units	-	-	83

Note 15. Other current liabilities

The following table provides the components of the Company’s other current liabilities at December 31, 2015 and 2014:

	December 31,
(in thousands)	2015	2014

Other current liabilities:
Accrued production costs	$70,876	$70,786
Payroll related matters	29,411	34,349
Accrued interest	68,925	69,264
Asset retirement obligations	8,626	9,146
Other	7,072	11,763
Other current liabilities	$184,910	$195,308

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

Note 16.  Subsidiary guarantors

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

See Note 9 for a summary of the Company’s senior notes. In accordance with practices accepted by the United States Securities and Exchange Commission (“SEC”), the Company has prepared condensed consolidating financial statements in order to quantify the assets, results of operations and cash flows of such subsidiaries as subsidiary guarantors.

The following condensed consolidating balance sheets at December 31, 2015 and 2014, condensed consolidating statements of operations and condensed consolidating statements of cash flows for the years ended December 31, 2015, 2014 and 2013, present financial information for Concho Resources Inc. as the parent on a stand-alone basis (carrying any investments in subsidiaries under the equity method), financial information for the subsidiary guarantors on a stand-alone basis and the consolidation and elimination entries necessary to arrive at the information for the Company on a consolidated basis. All current and deferred income taxes are recorded on Concho Resources Inc., as the subsidiaries are flow-through entities for income tax purposes. The subsidiary guarantors are not restricted from making distributions to the Company.

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

Condensed Consolidating Balance Sheet
December 31, 2015

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

ASSETS
Accounts receivable - related parties	$8,502,099	$1,162,297	$(9,664,396)	$-
Other current assets	753,716	560,834	-	1,314,550
Oil and natural gas properties, net	-	10,798,497	-	10,798,497
Property and equipment, net	-	178,450	-	178,450
Investment in subsidiaries	3,698,485	-	(3,698,485)	-
Other long-term assets	182,623	167,756	-	350,379
Total assets	$13,136,923	$12,867,834	$(13,362,881)	$12,641,876

LIABILITIES AND EQUITY
Accounts payable - related parties	$1,162,297	$8,502,099	$(9,664,396)	$-
Other current liabilities	69,514	526,906	-	596,420
Long-term debt	3,332,188	-	-	3,332,188
Other long-term liabilities	1,630,373	140,344	-	1,770,717
Equity	6,942,551	3,698,485	(3,698,485)	6,942,551
Total liabilities and equity	$13,136,923	$12,867,834	$(13,362,881)	$12,641,876

Condensed Consolidating Balance Sheet
December 31, 2014

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

ASSETS
Accounts receivable - related parties	$6,670,744	$1,201,950	$(7,872,694)	$-
Other current assets	569,545	618,851	-	1,188,396
Oil and natural gas properties, net	-	10,076,878	-	10,076,878
Property and equipment, net	-	129,136	-	129,136
Investment in subsidiaries	4,085,045	-	(4,085,045)	-
Other long-term assets	282,609	74,761	-	357,370
Total assets	$11,607,943	$12,101,576	$(11,957,739)	$11,751,780

LIABILITIES AND EQUITY
Accounts payable - related parties	$1,201,950	$6,670,744	$(7,872,694)	$-
Other current liabilities	55,318	1,209,309	-	1,264,627
Long-term debt	3,469,137	-	-	3,469,137
Other long-term liabilities	1,600,750	136,478	-	1,737,228
Equity	5,280,788	4,085,045	(4,085,045)	5,280,788
Total liabilities and equity	$11,607,943	$12,101,576	$(11,957,739)	$11,751,780

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2015

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Total operating revenues	$-	$1,803,573	$-	$1,803,573
Total operating costs and expenses	697,247	(2,119,817)	-	(1,422,570)
Income (loss) from operations	697,247	(316,244)	-	381,003
Interest expense	(213,416)	(1,968)	-	(215,384)
Other, net	(386,560)	(68,348)	386,560	(68,348)
Income (loss) before income taxes	97,271	(386,560)	386,560	97,271
Income tax expense	(31,371)	-	-	(31,371)
Net income (loss)	$65,900	$(386,560)	$386,560	$65,900

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2014

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Total operating revenues	$-	$2,660,147	$-	$2,660,147
Total operating costs and expenses	888,632	(2,459,034)	-	(1,570,402)
Income from operations	888,632	201,113	-	1,089,745
Interest expense	(216,661)	-	-	(216,661)
Loss on extinguishment of debt	(4,316)	-	-	(4,316)
Other, net	188,305	(12,809)	(188,304)	(12,808)
Income before income taxes	855,960	188,304	(188,304)	855,960
Income tax expense	(317,785)	-	-	(317,785)
Net income	$538,175	$188,304	$(188,304)	$538,175

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2013

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Total operating revenues	$-	$2,319,919	$-	$2,319,919
Total operating costs and expenses	(125,924)	(1,576,558)	-	(1,702,482)
Income (loss) from operations	(125,924)	743,361	-	617,437
Interest expense	(218,581)	-	-	(218,581)
Loss on extinguishment of debt	(28,616)	-	-	(28,616)
Other, net	749,878	(13,136)	(749,823)	(13,081)
Income before income taxes	376,757	730,225	(749,823)	357,159
Income tax expense	(118,237)	-	-	(118,237)
Income from continuing operations	258,520	730,225	(749,823)	238,922
Income (loss) from discontinued operations, net of tax	(7,517)	19,598	-	12,081
Net income	$251,003	$749,823	$(749,823)	$251,003

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2015

	Parent Issuer	Subsidiary Guarantors	Consolidating Entries
(in thousands)				Total

Net cash flows provided by (used in) operating activities	$(2,026,206)	$2,923,711	$-	$897,505
Net cash flows provided by (used in) investing activities	632,916	(2,602,641)	-	(1,969,725)
Net cash flows provided by (used in) financing activities	1,393,290	(92,541)	-	1,300,749
Net increase in cash and cash equivalents	-	228,529	-	228,529
Cash and cash equivalents at beginning of period	-	21	-	21
Cash and cash equivalents at end of period	$-	$228,550	$-	$228,550

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2014

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Net cash flows provided by (used in) operating activities	$(888,369)	$2,562,156	$-	$1,673,787
Net cash flows provided by (used in) investing activities	71,983	(2,617,979)	-	(2,545,996)
Net cash flows provided by financing activities	816,386	55,823	-	872,209
Net increase (decrease) in cash and cash equivalents	-	-	-	-
Cash and cash equivalents at beginning of period	-	21	-	21
Cash and cash equivalents at end of period	$-	$21	$-	$21

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2013

	Parent	Subsidiary	Consolidating
(in thousands)	Issuer	Guarantors	Entries	Total

Net cash flows provided by (used in) operating activities	$(487,131)	$1,849,151	$-	$1,362,020
Net cash flows used in investing activities	(32,341)	(1,864,453)	-	(1,896,794)
Net cash flows provided by financing activities	519,472	12,443	-	531,915
Net decrease in cash and cash equivalents	-	(2,859)	-	(2,859)
Cash and cash equivalents at beginning of period	-	2,880	-	2,880
Cash and cash equivalents at end of period	$-	$21	$-	$21

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

Note 17.  Subsequent events

Asset acquisition. In January 2016, the Company entered into an asset purchase agreement to acquire 80 percent of the seller’s interest in certain oil and natural gas properties and related assets in the southern Delaware Basin. As consideration for the acquisition, the Company agreed to issue to the seller approximately 2.2 million shares of common stock, $150.0 million in cash and $40.0 million to carry a portion of the seller’s future development costs in these properties. The acquisition is expected to close during the first quarter of 2016, subject to customary closing conditions.

Asset divestiture. In January 2016, the Company entered into an agreement to sell certain assets in the northern Delaware Basin for cash proceeds of approximately $290.0 million. The sale is expected to close during the first quarter of 2016, subject to customary closing conditions.

New commodity derivative contracts.  After December 31, 2015, the Company entered into the following additional oil price swaps and oil basis swaps to hedge additional amounts of the Company’s estimated future production:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Oil Swaps: (a)
2017:
Volume (Bbl)	180,000	180,000	750,000	750,000	1,860,000
Price per Bbl	$42.55	$42.55	$43.63	$43.63	$43.42
Oil Basis Swaps: (b)
2016:
Volume (Bbl)	120,000	182,000	-	-	302,000
Price per Bbl	$(0.25)	$(0.25)	$-	$-	$(0.25)
2017:
Volume (Bbl)	360,000	242,000	2,024,000	2,024,000	4,650,000
Price per Bbl	$(0.41)	$(0.38)	$(0.38)	$(0.38)	$(0.38)

(a)	The index prices for the oil price swaps are based on the NYMEX – WTI monthly average futures price.
(b)	The basis differential price is between Midland – WTI and Cushing – WTI.

Concho Resources Inc.

Unaudited Supplementary Data

December 31, 2015, 2014 and 2013

Capitalized costs

	December 31,
(in thousands)	2015	2014

Oil and natural gas properties:
Proved	$14,940,259	$12,795,970
Unproved	906,048	1,071,861
Less: accumulated depletion	(5,047,810)	(3,790,953)
Net capitalized costs for oil and natural gas properties	$10,798,497	$10,076,878

Costs incurred for oil and natural gas producing activities (a)

	Years Ended December 31,
(in thousands)	2015	2014	2013

Property acquisition costs:
Proved	$57,190	$99,362	$11,499
Unproved	206,214	292,363	85,538
Exploration	1,122,587	1,615,238	1,029,793
Development	709,088	937,491	738,430
Total costs incurred for oil and natural gas properties	$2,095,079	$2,944,454	$1,865,260

(a)	The costs incurred for oil and natural gas producing activities includes the following amounts of asset retirement obligations:

	Years Ended December 31,
(in thousands)	2015	2014	2013

Exploration costs	$1,820	$2,589	$2,672
Development costs	(9,084)	7,488	9,467
Total asset retirement obligations (b)	$(7,264)	$10,077	$12,139

(b)	The downward revision to the Company’s asset retirement estimates for the year ended December 31, 2015 is primarily due to a reduction in the future estimated abandonment costs.

Concho Resources Inc.

Unaudited Supplementary Data

December 31, 2015, 2014 and 2013

Reserve Quantity Information

The following information represents estimates of the Company’s proved reserves as of December 31, 2015. The pricing that was used for estimates of the Company’s reserves as of December 31, 2015 was based on the SEC pricing of $46.79 per Bbl West Texas Intermediate posted oil price and $2.59 per MMBtu Henry Hub spot natural gas price. See table below.

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

The Company’s proved oil and natural gas reserves are all located in the United States, primarily in the Permian Basin of Southeast New Mexico and West Texas. All of the estimates of the proved reserves at December 31, 2015, 2014 and 2013 are based on reports prepared by Cawley, Gillespie & Associates, Inc. and Netherland, Sewell & Associates, Inc., independent petroleum engineers. Proved reserves were estimated in accordance with the guidelines established by the SEC and the FASB.

The following table summarizes the prices utilized in the reserve estimates for 2015, 2014 and 2013. Commodity prices utilized for the reserve estimates prior to adjustments for location, grade and quality are as follows:

	December 31,
	2015	2014	2013

Prices utilized in the reserve estimates before adjustments:
Oil per Bbl	$46.79	$91.48	$93.42
Natural gas per MMBtu	$2.59	$4.35	$3.67

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

Concho Resources Inc.

Unaudited Supplementary Data

December 31, 2015, 2014 and 2013

The following table provides a rollforward of the total proved reserves for the years ended December 31, 2015, 2014 and 2013, as well as proved developed and proved undeveloped reserves at the beginning and end of each respective year. Oil and condensate volumes are expressed in MBbls and natural gas volumes are expressed in MMcf.

	2015			2014			2013
	Oil and Condensate (MBbls)	Natural Gas (MMcf)	Total (MBoe)	Oil and Condensate (MBbls)	Natural Gas (MMcf)	Total (MBoe)	Oil and Condensate (MBbls)	Natural Gas (MMcf)	Total (MBoe)

Total Proved Reserves:
Balance, January 1	370,347	1,601,015	637,183	307,382	1,173,240	502,921	273,508	1,042,079	447,188
Purchases of minerals-in-place	7,083	27,722	11,703	2,543	18,970	5,705	889	4,016	1,558
Sales of minerals-in-place	(944)	(2,610)	(1,379)	-	-	-	-	-	-
Extensions and discoveries	97,208	359,161	157,068	115,389	400,329	182,111	72,025	199,886	105,339
Revisions of previous estimates	(71,453)	(344,238)	(128,826)	(28,648)	95,812	(12,679)	(17,914)	2,313	(17,529)
Production	(34,457)	(106,987)	(52,288)	(26,319)	(87,336)	(40,875)	(21,126)	(75,054)	(33,635)
Balance, December 31	367,784	1,534,063	623,461	370,347	1,601,015	637,183	307,382	1,173,240	502,921

Proved Developed Reserves:
January 1	211,446	992,567	376,874	179,520	742,417	303,255	160,936	665,419	271,839
December 31	203,880	926,629	358,318	211,446	992,567	376,874	179,520	742,417	303,255

Proved Undeveloped Reserves:
January 1	158,901	608,448	260,309	127,862	430,823	199,666	112,572	376,660	175,349
December 31	163,904	607,434	265,143	158,901	608,448	260,309	127,862	430,823	199,666

Purchases and sales of minerals-in-place.  The Company’s purchases of minerals-in-place are composed of approximately 11.7 MMBoe from various acquisitions throughout the year and 1.4 MMBoe from various divestitures throughout the year.

Extensions and discoveries. Extensions and discoveries of approximately 157.1 MMBoe are primarily the result of the Company’s continued success from its extension and infill horizontal drilling programs in its core operating areas. There were approximately 54.8 MMBoe of proved developed reserves that were directly added through the Company’s drilling activity last year. Based upon this activity, approximately 102.3 MMBoe of new proved undeveloped locations were added, of which the vast majority are one offset location from an existing producing well.

Revisions of previous estimates. Revisions of previous estimates are comprised of (i) 112.2 MMBoe of negative price revisions, (ii) 10.9 MMBoe of negative revisions due to proved undeveloped reserves reclassified to unproved reserves because they are no longer expected to be developed within the five years of their initial recording required by SEC rules and (iii) 5.7 MMBoe net negative revision resulting from technical and performance evaluations.

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

Concho Resources Inc.

Unaudited Supplementary Data

December 31, 2015, 2014 and 2013

The following table provides the standardized measure of discounted future net cash flows at December 31, 2015, 2014 and 2013:

	December 31,
(in thousands)	2015	2014	2013

Oil and gas producing activities:
Future cash inflows	$20,133,330	$42,162,518	$34,428,001
Future production costs	(7,667,091)	(11,878,549)	(10,180,985)
Future development and abandonment costs (a)	(3,357,362)	(4,665,495)	(3,808,507)
Future income tax expense	(1,119,143)	(7,565,280)	(6,304,087)
Future net cash flows	7,989,734	18,053,194	14,134,422
10% annual discount factor	(4,250,249)	(10,030,367)	(7,889,987)
Standardized measure of discounted future net cash flows	$3,739,485	$8,022,827	$6,244,435

(a)

Includes $196.5 million, $203.9 million and $173.5 million of undiscounted asset retirement cash outflow estimated at December 31, 2015, 2014 and 2013, respectively, using current estimates of future abandonment costs less salvage values. See Note 5 for corresponding information regarding the Company’s discounted asset retirement obligations.

Changes in Standardized Measure of Discounted Future Net Cash Flows

The following table provides a rollforward of the standardized measure of discounted future net cash flows for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
(in thousands)	2015	2014	2013

Oil and natural gas producing activities:
Purchases of minerals-in-place	$73,676	$102,032	$19,331
Sales of minerals-in-place	(4,991)	-	-
Extensions and discoveries	1,021,693	3,353,339	2,036,404
Development costs incurred during the period	464,697	561,198	441,998
Net changes in prices and production costs	(7,892,682)	(645,947)	(344,763)
Oil and natural gas sales, net of production costs	(1,262,214)	(2,121,773)	(1,864,483)
Changes in future development costs	987,800	310,326	155,489
Revisions of previous quantity estimates	(1,125,226)	(250,401)	(363,615)
Accretion of discount	1,064,504	906,661	833,226
Changes in production rates, timing and other	(448,804)	139,885	(211,099)
Change in present value of future net revenues	(7,121,547)	2,355,320	702,488
Net change in present value of future income taxes	2,838,205	(576,928)	(246,126)
	(4,283,342)	1,778,392	456,362
Balance, beginning of year	8,022,827	6,244,435	5,788,073
Balance, end of year	$3,739,485	$8,022,827	$6,244,435

Concho Resources Inc.

Unaudited Supplementary Data

December 31, 2015, 2014 and 2013

Selected Quarterly Financial Results

The following table provides selected quarterly financial results for the years ended December 31, 2015 and 2014:

	Quarter
(in thousands, except per share data)	First	Second	Third	Fourth

Year ended December 31, 2015:
Total operating revenues	$413,522	$537,425	$463,474	$389,152
Operating costs and expenses (excluding gains (losses)
on derivatives)	(459,290)	(522,057)	(551,876)	(589,099)
Gains (losses) on derivatives	115,340	(147,399)	413,130	318,681
Income (loss) from operations	$69,572	$(132,031)	$324,728	$118,734

Net income (loss)	$7,512	$(120,483)	$179,659	$(788)

Net income (loss) per common share - Basic	$0.07	$(1.02)	$1.49	$(0.01)

Net income (loss) per common share - Diluted	$0.06	$(1.02)	$1.49	$(0.01)

Year ended December 31, 2014:
Total operating revenues	$660,959	$704,702	$700,263	$594,223
Operating costs and expenses (excluding gains (losses)
on derivatives)	(423,112)	(451,934)	(484,480)	(1,101,793)
Gains (losses) on derivatives	(35,615)	(164,707)	326,229	765,010
Income from operations	$202,232	$88,061	$542,012	$257,440

Net income	$91,307	$11,769	$305,203	$129,896

Net income per common share - Basic	$0.87	$0.11	$2.70	$1.15

Net income per common share - Diluted	$0.87	$0.11	$2.69	$1.15

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

Index of Exhibits

Exhibit

Number                                                                                                   Description

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

10.1            **         Form of Performance Unit Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 4, 2013, and incorporated herein by reference).

10.2            **         Concho Resources Inc. 2015 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 5, 2015, and incorporated herein by reference).

10.3            **         Form of Nonstatutory Stock Option Agreement (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K on March 28, 2008, and incorporated herein by reference).

10.4            **         Form of Restricted Stock Agreement (for officers) (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K on February 22, 2013, and incorporated herein by reference).

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

10.10          **         Employment Agreement dated November 5, 2009, between Concho Resources Inc. and C. William Giraud (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K on February 26, 2010, and incorporated herein by reference).

10.11          **         Employment Agreement dated March 19, 2014, between Concho Resources Inc. and Jack F. Harper (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on March 24, 2014, and incorporated herein by reference).

Index of Exhibits

Exhibit

Number                                                                                                   Description

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

10.19          **         Form of Director and Officer Indemnification Agreement between Concho Resources Inc. and each of Messrs. Surma and Harper (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 24, 2014, and incorporated herein by reference).

10.20          **         Indemnification Agreement, dated January 10, 2012, between Concho Resources Inc. and Gary A. Merriman (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 12, 2012, and incorporated herein by reference).

10.21                        Second Amended and Restated Credit Agreement, dated as of May 9, 2014, among Concho Resources Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on May 12, 2014, and incorporated herein by reference).

10.22                        First Amendment to Second Amended and Restated Credit Agreement, dated as of April 8, 2015, among Concho Resources Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 9, 2015, and incorporated herein by reference).

10.23                        Registration Rights Agreement, dated February 27, 2006, among Concho Resources Inc. and the other signatories thereto (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 on April 24, 2007, and incorporated herein by reference).

Index of Exhibits

Exhibit

Number                                                                                                   Description

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