Form 10-Q
period 2017-03-31
CONCHO RESOURCES INC
filed 2017-05-04
CIK 1358071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer o

Non-accelerated filer o (Do not check if a smaller reporting company)	Smaller reporting company o

Emerging growth company o

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o No ☑

Number of shares of the registrant’s common stock outstanding at May 1, 2017: 148,419,750 shares

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements and information contained in or incorporated by reference into this report that express a belief, expectation, or intention, or that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements include statements, projections and estimates concerning our future financial position, operations, performance, business strategy, oil and natural gas reserves, drilling program, capital expenditures, liquidity and capital resources, the timing and success of specific projects, outcomes and effects of litigation, claims and disputes, derivative activities and potential financing. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. Forward-looking statements are not guarantees of performance. We have based these forward-looking statements on our current expectations and assumptions about future events and their potential effect on us. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Actual results may differ materially from those implied or expressed by any forward-looking statements. These forward-looking statements speak only as of the date of this report, or if earlier, as of the date they were made. We disclaim any obligation to update or revise these statements unless required by law, and we caution you not to rely on them unduly. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties relating to, among other matters, the risks discussed in “Part II, Item 1A, Risk Factors” in this Quarterly Report and in “Part I, Item 1A, Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016, as well as those factors summarized below:

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

•         the impact of potential changes in our credit ratings;

•         cybersecurity risks, such as those involving unauthorized access, malicious software, data privacy breaches by employees or others with authorized access, cyber or phishing-attacks, ransomware and other security issues;

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

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

Concho Resources Inc.
Consolidated Balance Sheets
Unaudited

	March 31,	December 31,
(in millions, except share and per share amounts)	2017	2016
Assets
Current assets:
Cash and cash equivalents	$771	$53
Accounts receivable, net of allowance for doubtful accounts:
Oil and natural gas	239	220
Joint operations and other	248	238
Derivative instruments	55	4
Prepaid costs and other	40	31
Total current assets	1,353	546
Property and equipment:
Oil and natural gas properties, successful efforts method	19,287	18,476
Accumulated depletion and depreciation	(7,667)	(7,390)
Total oil and natural gas properties, net	11,620	11,086
Other property and equipment, net	209	216
Total property and equipment, net	11,829	11,302
Funds held in escrow	-	43
Deferred loan costs, net	10	11
Intangible asset - operating rights, net	24	24
Inventory	14	16
Noncurrent derivative instruments	42	-
Other assets	47	177
Total assets	$13,319	$12,119
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable - trade	$35	$28
Revenue payable	139	132
Accrued and prepaid drilling costs	445	359
Derivative instruments	10	82
Other current liabilities	151	152
Total current liabilities	780	753
Long-term debt	2,741	2,741
Deferred income taxes	1,122	766
Noncurrent derivative instruments	3	96
Asset retirement obligations and other long-term liabilities	141	140
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 authorized; 148,752,676 and
146,488,685 shares issued at March 31, 2017 and December 31, 2016, respectively	-	-
Additional paid-in capital	7,061	6,783
Retained earnings	1,534	884
Treasury stock, at cost; 578,633 and 429,708 shares at March 31, 2017 and
December 31, 2016, respectively	(63)	(44)
Total stockholders’ equity	8,532	7,623
Total liabilities and stockholders’ equity	$13,319	$12,119

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.
Consolidated Statements of Operations
Unaudited

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2017	2016
Operating revenues:
Oil sales	$502	$242
Natural gas sales	110	42
Total operating revenues	612	284
Operating costs and expenses:
Oil and natural gas production	87	92
Production and ad valorem taxes	48	23
Exploration and abandonments	15	23
Depreciation, depletion and amortization	283	310
Accretion of discount on asset retirement obligations	2	2
Impairments of long-lived assets	-	1,525
General and administrative (including non-cash stock-based compensation of $12 and
$16 for the three months ended March 31, 2017 and 2016, respectively)	56	54
Gain on derivatives	(286)	(81)
Gain on disposition of assets, net	(654)	(111)
Total operating costs and expenses	(449)	1,837
Income (loss) from operations	1,061	(1,553)
Other income (expense):
Interest expense	(40)	(54)
Other, net	-	(7)
Total other expense	(40)	(61)
Income (loss) before income taxes	1,021	(1,614)
Income tax (expense) benefit	(371)	594
Net income (loss)	$650	$(1,020)
Earnings per share:
Basic net income (loss)	$4.39	$(7.95)
Diluted net income (loss)	$4.37	$(7.95)

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.
Consolidated Statement of Stockholders’ Equity
Unaudited

	Common Stock		Additional				Total
	Issued		Paid-in	Retained	Treasury Stock		Stockholders’
(in millions, except share data)	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
	(in thousands)				(in thousands)
BALANCE AT DECEMBER 31, 2016	146,489	$-	$6,783	$884	430	$(44)	$7,623
Adoption of ASU No. 2016-09 (Note 2)	-	-	8	-	-	-	8
BALANCE AT JANUARY 1, 2017	146,489	-	6,791	884	430	(44)	7,631
Net income	-	-	-	650	-	-	650
Common stock issued in business combination	1,926	-	258	-	-	-	258
Stock options exercised	20	-	-	-	-	-	-
Grants of restricted stock	113	-	-	-	-	-	-
Performance unit share conversion	249	-	-	-	-	-	-
Cancellation of restricted stock	(44)	-	-	-	-	-	-
Stock-based compensation	-	-	12	-	-	-	12
Purchase of treasury stock	-	-	-	-	149	(19)	(19)
BALANCE AT MARCH 31, 2017	148,753	$-	$7,061	$1,534	579	$(63)	$8,532

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.
Consolidated Statements of Cash Flows
Unaudited

	Three Months Ended
	March 31,
(in millions)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$650	$(1,020)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	283	310
Accretion of discount on asset retirement obligations	2	2
Impairments of long-lived assets	-	1,525
Exploration and abandonments, including dry holes	6	21
Non-cash stock-based compensation expense	12	16
Deferred income taxes	363	(584)
Gain on disposition of assets, net	(654)	(111)
Gain on derivatives	(286)	(81)
Net settlements received from derivatives	28	259
Other non-cash items	1	4
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(6)	68
Prepaid costs and other	(8)	(5)
Accounts payable	7	8
Revenue payable	8	(44)
Other current liabilities	1	2
Net cash provided by operating activities	407	370
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures on oil and natural gas properties	(457)	(380)
Additions to property, equipment and other assets	(2)	(9)
Proceeds from the disposition of assets	806	292
Direct transaction costs for disposition of assets	(17)	-
Contributions to equity method investments	-	(25)
Net cash provided by (used in) investing activities	330	(122)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	105	-
Payments of debt	(105)	-
Excess tax deficiency from stock-based compensation (Note 2)	-	(1)
Purchase of treasury stock	(19)	(9)
Net cash used in financing activities	(19)	(10)
Net increase in cash and cash equivalents	718	238
Cash and cash equivalents at beginning of period	53	229
Cash and cash equivalents at end of period	$771	$467
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for business combinations	$258	$231

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

Reclassifications. Certain prior period amounts have been reclassified to conform to the 2017 presentation. These reclassifications had no impact on net income (loss), total stockholders’ equity or total cash flows.

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

Interim financial statements. The accompanying consolidated financial statements of the Company have not been audited by the Company’s independent registered public accounting firm, except that the consolidated balance sheet at December 31, 2016 is derived from audited consolidated financial statements. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial statements. All such adjustments are of a normal, recurring nature. In preparing the accompanying consolidated financial statements, management has made certain estimates and assumptions that affect reported amounts in the consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results.

Certain disclosures have been condensed in or omitted from these consolidated financial statements. Accordingly, these condensed notes to the consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Cash equivalents. The Company considers all cash on hand, depository accounts held by banks, money market accounts and investments with an original maturity of three months or less to be cash equivalents. The Company’s cash and cash equivalents are held in financial institutions in amounts that exceed the insurance limits of the Federal Deposit Insurance Corporation. However, management believes that the Company’s counterparty risks are minimal based on the reputation and history of the institutions selected. The majority of the Company’s cash is invested in stable value government money market funds.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2017

Unaudited

Equity method investments. At December 31, 2016, the Company owned a 50 percent membership interest in a midstream joint venture, Alpha Crude Connector, LLC (“ACC”), that operated a crude oil gathering and transportation system in the northern Delaware Basin. During February 2017, the Company closed on its previously announced divestiture of its ownership interest in ACC. See Note 4 for additional information regarding the disposition of ACC.

The Company accounted for its investment in ACC under the equity method of accounting for investments in unconsolidated affiliates. The Company’s net investment in ACC was approximately $129 million at December 31, 2016, and was included in other assets in the Company’s consolidated balance sheet. Gains and losses incurred from the Company’s equity investment in ACC were recorded in other income (expense) in its consolidated statements of operations.

The Company owns a 23.75 percent membership interest in an entity that operates a crude oil gathering and transportation system in the southern Delaware Basin. The Company accounts for its investment under the equity method of accounting for investments in unconsolidated affiliates. The Company’s net investment was approximately $43 million and $42 million at March 31, 2017 and December 31, 2016, respectively, and is included in other assets in the Company’s consolidated balance sheets. Gains and losses incurred from the Company’s equity investment are recorded in other income (expense) in its consolidated statements of operations.

Revenue recognition. Oil and natural gas revenues are recorded at the time of physical transfer of such products to the purchaser, which for the Company is primarily at the wellhead. The Company follows the sales method of accounting for oil and natural gas sales, recognizing revenues based on the Company’s actual proceeds from the oil and natural gas sold to purchasers.

General and administrative expense. The Company receives fees for the operation of jointly-owned oil and natural gas properties during the drilling and production phases and records such reimbursements as reductions of general and administrative expense. The Company earned reimbursements of approximately $4 million for each of the three months ended March 31, 2017 and 2016.

Adoption of new accounting standards. The Company adopted Accounting Standards Update (“ASU”) No. 2016-09, “Compensation–Stock Compensations (Topic 718): Improvements to Employee Share-based Payment Accounting,” on January 1, 2017. The adoption did not have an impact on prior period consolidated financial statements. The Company elected to account for forfeitures of share-based payments as they occur. At December 31, 2016, the Company had not recorded compensation expense of approximately $8 million based on forecasted forfeitures nor the associated deferred tax benefit of approximately $3 million. The Company recognized all excess tax benefits not previously recorded, which totaled approximately $5 million at December 31, 2016. Upon adoption, the Company recorded a cumulative-effect adjustment, which decreased retained earnings by less than $1 million, increased additional paid-in capital by approximately $8 million, and decreased net deferred income taxes by approximately $8 million. The Company elected to prospectively classify excess tax benefits and deficiencies as operating activities on the consolidated statements of cash flows and will prospectively record those excess tax benefits and deficiencies as discrete items in the income tax provision in the consolidated statements of operations. Under the new standard, for the three months ended March 31, 2017, the Company recorded excess tax benefits of approximately $7 million as an offset to the Company’s income tax provision and approximately $5 million in forfeitures.

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

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2017

Unaudited

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which deferred the effective date of ASU No. 2014-09 by one year. That new standard is now effective for annual reporting periods beginning after December 15, 2017. The Company expects to use the modified retrospective method to adopt the standard, meaning the cumulative effect of initially applying the standard will be recognized in the most current period presented in the financial statements. The Company has substantially completed its internal evaluation of the adoption of this standard and does not expect this new guidance will have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which supersedes current lease guidance. The new lease standard requires all leases with a term greater than one year to be recognized on the balance sheet while maintaining substantially similar classifications for financing and operating leases. Lease expense recognition on the consolidated statements of operations will be effectively unchanged. This guidance is effective for reporting periods beginning after December 15, 2018, and early adoption is permitted. The Company does not plan to early adopt the standard. The Company enters into lease agreements to support its operations. These agreements are for leases on assets such as office space, vehicles, field services, well equipment and drilling rigs. The Company is currently in the process of reviewing all contracts that could be applicable to this new guidance. The Company believes this new guidance will have a moderate impact to its consolidated balance sheets due to the recognition of right-of-use assets and lease liabilities that are not currently recognized under currently applicable guidance.

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

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” with the objective of adding guidance to assist in evaluating whether transactions should be accounted for as asset acquisitions or as business combinations. The guidance provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the acquired assets is concentrated in a single asset or a group of similar assets, the set is not a business. If the screen is not met, to be considered a business, the set must include an input and a substantive process that together significantly contribute to the ability to create output. This new guidance is effective for annual periods beginning after December 15, 2017, and early adoption is allowed. The Company is evaluating the impact this new guidance will have on its consolidated financial statements. The new guidance could result in more acquisitions of oil and natural gas properties being accounted for as asset acquisitions instead of business combinations.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2017

Unaudited

Note 3. Exploratory well costs

The Company capitalizes exploratory well costs until a determination is made that the well has either found proved reserves or that it is impaired. After an exploratory well has been completed and found oil and natural gas reserves, a determination may be pending as to whether the oil and natural gas reserves can be classified as proved. In those circumstances, the Company continues to capitalize the well or project costs pending the determination of proved status if (i) the well has found a sufficient quantity of reserves to justify its completion as a producing well and (ii) the Company is making sufficient progress assessing the reserves and the economic and operating viability of the project. The capitalized exploratory well costs are carried in unproved oil and natural gas properties. See Note 15 for the proved and unproved components of oil and natural gas properties. If the exploratory well is determined to be impaired, the well costs are charged to exploration and abandonments expense in the consolidated statements of operations.

The following table reflects the Company’s net capitalized exploratory well activity during the three months ended March 31, 2017:

Three Months Ended
(in millions)	March 31, 2017

Beginning capitalized exploratory well costs	$151
Additions to exploratory well costs pending the determination of proved reserves	145
Reclassifications due to determination of proved reserves	(99)
Ending capitalized exploratory well costs	$197

The following table provides an aging at March 31, 2017 and December 31, 2016 of capitalized exploratory well costs based on the date drilling was completed:

	March 31,	December 31,
(dollars in millions)	2017	2016

Capitalized exploratory well costs that have been capitalized for a period of one year or less	$185	$141
Capitalized exploratory well costs that have been capitalized for a period greater than one year	12	10
Total capitalized exploratory well costs	$197	$151
Number of projects with exploratory well costs that have been capitalized for a period greater
than one year	7	8

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2017

Unaudited

Note 4. Acquisitions and divestitures

ACC divestiture. In February 2017, the Company closed on its previously announced divestiture of its ownership interest in ACC in which the Company and its joint venture partner entered into separate agreements to sell 100 percent of their respective ownership interests in ACC. After adjustments for debt and working capital, the Company received cash proceeds from the sale of approximately $803 million. After direct transaction costs, the Company recorded a pre-tax gain on disposition of assets of approximately $656 million.  The Company’s net investment in ACC at the time of closing was approximately $129 million.

Northern Delaware Basin acquisition. In January 2017, the Company completed a portion of the previously announced acquisition of approximately 16,400 net acres in the Northern Delaware Basin. As consideration for this portion of the acquisition, the Company paid approximately $132 million in cash, of which $43 million was held in escrow at December 31, 2016, and issued to the seller approximately 1.9 million shares of its common stock with an approximate value of $258 million. In April 2017, the Company closed on the remainder of the acquisition. The acquisition, in its entirety, is subject to customary closing and post-closing adjustments. The purchase price allocation of this acquisition is preliminary and subject to change as the Company takes over operatorship of the acquired properties and subsequent due diligence is performed.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2017

Unaudited

Note 5.  Stock incentive plan

The Company’s 2015 Stock Incentive Plan provides for granting stock options, restricted stock awards and performance awards to directors, officers and employees of the Company. The restricted stock-based compensation awards generally vest over a period ranging from one to eight years.

A summary of the Company’s activity for the three months ended March 31, 2017 is presented below:

	Restricted	Stock	Performance
	Stock Shares	Options	Units

Outstanding at December 31, 2016	1,157,270	20,000	331,526
Awards granted (a)	113,460	-	108,398
Options exercised	-	(20,000)	-
Awards cancelled / forfeited	(44,232)	-	(37,542)
Lapse of restrictions	(160,353)	-	-
Outstanding at March 31, 2017	1,066,145	-	402,382

(a) Weighted average grant date fair value per share/unit	$119.99	$-	$149.10

The Company used the following assumptions to estimate the fair value of performance unit awards granted during the three months ended March 31, 2017:

Three Months Ended
March 31, 2017

Risk-free interest rate	1.47%
Range of volatilities	24.8% - 60.2%

The following table reflects the future stock-based compensation expense to be recorded for all the stock-based compensation awards that were outstanding at March 31, 2017:

(in millions)

Remaining 2017	$44
2018	34
2019	15
Thereafter	2
Total	$95

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2017

Unaudited

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

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2017

Unaudited

Financial Assets and Liabilities Measured at Fair Value

The following table presents the carrying amounts and fair values of the Company’s financial instruments at March 31, 2017 and December 31, 2016:

		March 31, 2017		December 31, 2016
		Carrying	Fair	Carrying	Fair
(in millions)		Value	Value	Value	Value

	Assets:
	Derivative instruments	$97	$97	$4	$4

	Liabilities:
	Derivative instruments	$13	$13	$178	$178
	$600 million 5.5% senior notes due 2022 (a)	$594	$621	$594	$620
	$1,550 million 5.5% senior notes due 2023 (a)	$1,554	$1,604	$1,555	$1,621
	$600 million 4.375% senior notes due 2025 (a)	$593	$604	$592	$599

(a)	The carrying value includes associated deferred loan costs and any premium.

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

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2017

Unaudited

Derivative instruments. The fair value of the Company’s derivative instruments is estimated by management considering various factors, including closing exchange and over-the-counter quotations and the time value of the underlying commitments. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following tables summarize (i) the valuation of each of the Company’s financial instruments by required fair value hierarchy levels and (ii) the gross fair value by the appropriate balance sheet classification, even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the Company’s consolidated balance sheets at March 31, 2017 and December 31, 2016. The Company nets the fair value of derivative instruments by counterparty in the Company’s consolidated balance sheets.

March 31, 2017
	Fair Value Measurements Using					Net
	Quoted Prices				Gross	Fair Value
	in Active	Significant			Amounts	Presented
	Markets for	Other	Significant		Offset in the	in the
	Identical	Observable	Unobservable		Consolidated	Consolidated
	Assets	Inputs	Inputs	Total	Balance	Balance
(in millions)	(Level 1)	(Level 2)	(Level 3)	Fair Value	Sheet	Sheet

Assets:
Current:
Commodity derivatives	$-	$98	$-	$98	$(43)	$55
Noncurrent:
Commodity derivatives	-	60	-	60	(18)	42

Liabilities:
Current:
Commodity derivatives	-	(53)	-	(53)	43	(10)
Noncurrent:
Commodity derivatives	-	(21)	-	(21)	18	(3)

Net derivative instruments	$-	$84	$-	$84	$-	$84

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2017

Unaudited

December 31, 2016
	Fair Value Measurements Using					Net
	Quoted Prices				Gross	Fair Value
	in Active	Significant			Amounts	Presented
	Markets for	Other	Significant		Offset in the	in the
	Identical	Observable	Unobservable		Consolidated	Consolidated
	Assets	Inputs	Inputs	Total	Balance	Balance
(in millions)	(Level 1)	(Level 2)	(Level 3)	Fair Value	Sheet	Sheet

Assets:
Current:
Commodity derivatives	$-	$59	$-	$59	$(55)	$4
Noncurrent:
Commodity derivatives	-	-	-	-	-	-

Liabilities:
Current:
Commodity derivatives	-	(137)	-	(137)	55	(82)
Noncurrent:
Commodity derivatives	-	(96)	-	(96)	-	(96)

Net derivative instruments	$-	$(174)	$-	$(174)	$-	$(174)

Concentrations of credit risk. At March 31, 2017, the Company’s primary concentrations of credit risk are the risk of collecting accounts receivable and the risk of counterparties’ failure to perform under derivative obligations.

The Company has entered into International Swap Dealers Association Master Agreements (“ISDA Agreements”) with each of its derivative counterparties. The terms of the ISDA Agreements provide the Company and the counterparties with rights of set-off upon the occurrence of defined acts of default by either the Company or a counterparty to a derivative, whereby the party not in default may set off all derivative liabilities owed to the defaulting party against all derivative asset receivables from the defaulting party. See Note 7 for additional information regarding the Company’s derivative activities and counterparties.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2017

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

The Company calculates the expected undiscounted future net cash flows of its long-lived assets and their integrated assets using management’s assumptions and expectations of (i) commodity prices, which are based on the New York Mercantile Exchange (“NYMEX”) strip, (ii) pricing adjustments for differentials, (iii) production costs, (iv) capital expenditures, (v) production volumes, (vi) estimated proved reserves and risk-adjusted probable and possible reserves, and (vii) prevailing market rates of income and expenses from integrated assets. At March 31, 2017, the Company’s estimates of commodity prices for purposes of determining undiscounted future cash flows, which are based on the NYMEX strip, ranged from a 2017 price of $51.58 per barrel of oil to a 2024 price of $54.62 per barrel of oil. Similarly, natural gas prices ranged from a 2017 price of $3.32 per Mcf of natural gas decreasing to a 2020 price of $2.82 per Mcf partially recovering to a 2024 price of $3.04 per Mcf of natural gas. Commodity prices for this purpose were held flat after 2024.

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

The following table reports the carrying amount, estimated fair value and impairment expense of long-lived assets for the indicated period:

		Estimated
	Carrying	Fair Value	Impairment
(in millions)	Amount	(Level 3)	Expense

March 2016	$3,438	$1,913	$1,525

It is reasonably possible that the estimate of undiscounted future net cash flows of the Company’s long-lived assets may change in the future resulting in the need to impair carrying values. The primary factors that may affect estimates of future cash flows are (i) commodity prices including differentials, (ii) increases or decreases in production and capital costs, (iii)

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2017

Unaudited

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

The Company does not designate its derivative instruments to qualify for hedge accounting. Accordingly, the Company reflects changes in the fair value of its derivative instruments in its consolidated statements of operations as they occur.

The following table summarizes the amounts reported in earnings related to the commodity derivative instruments for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
(in millions)	2017	2016

Gain on derivatives:
Oil derivatives	$266	$72
Natural gas derivatives	20	9
Total	$286	$81

The following table represents the Company’s net cash receipts from (payments on) derivatives for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
(in millions)	2017	2016

Net cash receipts from (payments on) derivatives:
Oil derivatives	$31	$252
Natural gas derivatives	(3)	7
Total	$28	$259

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2017

Unaudited

Commodity derivative contracts at March 31, 2017. The following table sets forth the Company’s outstanding derivative contracts at March 31, 2017. When aggregating multiple contracts, the weighted average contract price is disclosed. All of the Company’s derivative contracts at March 31, 2017 are expected to settle by December 31, 2019.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Oil Swaps: (a)
2017:
Volume (Bbl)		7,708,480	6,898,370	6,333,080	20,939,930
Price per Bbl		$57.22	$51.87	$52.04	$53.89
2018:
Volume (Bbl)	5,875,629	5,516,170	5,204,318	4,941,007	21,537,124
Price per Bbl	$52.11	$51.93	$51.75	$51.59	$51.86
2019:
Volume (Bbl)	2,355,000	2,253,000	2,163,000	2,083,000	8,854,000
Price per Bbl	$55.15	$55.11	$55.14	$55.16	$55.14
Oil Basis Swaps: (b)
2017:
Volume (Bbl)		6,141,500	5,290,000	5,290,000	16,721,500
Price per Bbl		$(1.03)	$(0.49)	$(0.49)	$(0.69)
2018:
Volume (Bbl)	3,870,000	3,913,000	3,956,000	3,956,000	15,695,000
Price per Bbl	$(1.00)	$(1.00)	$(1.00)	$(1.00)	$(1.00)
Natural Gas Swaps: (c)
2017:
Volume (MMBtu)		14,814,642	14,665,441	14,043,000	43,523,083
Price per MMBtu		$3.08	$3.10	$3.09	$3.09
2018:
Volume (MMBtu)	8,656,000	8,401,000	8,249,000	8,064,000	33,370,000
Price per MMBtu	$3.04	$3.04	$3.04	$3.03	$3.04

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

At March 31, 2017, the Company had a net asset position of $84 million as a result of outstanding derivative contracts which are reflected in the accompanying consolidated balance sheets. The Company assessed this balance for concentration risk and noted balances of approximately $14 million, $13 million, $13 million and $13 million with Citibank, N.A., J.P. Morgan Chase Bank, Societe Generale and ING Bank, respectively.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2017

Unaudited

Note 8. Debt

The Company’s debt consisted of the following at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
(in millions)	2017	2016

Credit facility	$-	$-
5.5% unsecured senior notes due 2022	600	600
5.5% unsecured senior notes due 2023	1,550	1,550
4.375% unsecured senior notes due 2025	600	600
Unamortized original issue premium	21	22
Senior notes issuance costs, net	(30)	(31)
Less: current portion	-	-
Total long-term debt	$2,741	$2,741

Credit facility. At March 31, 2017, the Company’s credit facility, as amended and restated, had a maturity date of May 9, 2019. At March 31, 2017, the Company’s commitments from its bank group were $2.5 billion and its borrowing base was $2.8 billion. See Note 14 for a discussion of the credit facility amendment that occurred in April 2017.

Senior notes. Interest on the Company’s senior notes is paid in arrears semi-annually. The senior notes are fully and unconditionally guaranteed on a senior unsecured basis by all subsidiaries of the Company, subject to customary release provisions as described in Note 13.

At March 31, 2017, the Company was in compliance with the covenants under all of its debt instruments.

Principal maturities of long-term debt.  Principal maturities of long-term debt outstanding at March 31, 2017 were as follows:

(in millions)

Remaining 2017	$-
2018	-
2019	-
2020	-
2021	-
2022	600
Thereafter	2,150
Total	$2,750

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2017

Unaudited

Interest expense.  The following amounts have been incurred and charged to interest expense for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
(in millions)	2017	2016

Cash payments for interest	$61	$42
Non-cash interest	3	3
Net changes in accruals	(24)	9
Total interest expense	$40	$54

Note 9. Commitments and contingencies

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

Severance tax, royalty and joint interest audits.  The Company is subject to routine severance, royalty and joint interest audits from regulatory bodies and non-operators and makes accruals as necessary for estimated exposure when deemed probable and estimable. Additionally, the Company is subject to various possible contingencies that arise primarily from interpretations affecting the oil and natural gas industry. Such contingencies include differing interpretations as to the prices at which oil and natural gas sales may be made, the prices at which royalty owners may be paid for production from their leases, allowable costs under joint interest arrangements and other matters. At March 31, 2017 and December 31, 2016, the Company had $4 million and $7 million, respectively, accrued for estimated exposure. Although the Company believes that it has estimated its exposure with respect to the various laws and regulations, administrative rulings and interpretations thereof, adjustments could be required as new interpretations and regulations are issued.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2017

Unaudited

Commitments. The Company periodically enters into contractual arrangements under which the Company is committed to expend funds. These contractual arrangements relate to purchase agreements the Company has entered into including drilling commitments, water commitment agreements, throughput volume delivery commitments, power commitments, fixed asset commitments and maintenance commitments. The following table summarizes the Company’s commitments at March 31, 2017:

(in millions)

Remaining 2017	$46
2018	65
2019	52
2020	25
2021	21
2022	22
Thereafter	78
Total	$309

Operating leases. The Company leases vehicles, equipment and office facilities under non-cancellable operating leases. Lease payments associated with these operating leases for the three months ended March 31, 2017 and 2016 were approximately $3 million and $2 million, respectively.

Future minimum lease commitments under non-cancellable operating leases at March 31, 2017 were as follows:

(in millions)

Remaining 2017	$7
2018	8
2019	7
2020	5
2021	5
2022	-
Thereafter	1
Total	$33

Note 10. Income taxes

The effective income tax rates were 36.3 percent and 36.8 percent for the three months ended March 31, 2017 and 2016, respectively. Total income tax expense for the three months ended March 31, 2017 differed from amounts computed by applying the United States federal statutory tax rates to pre-tax income primarily due to state income taxes and the impact of permanent differences between book and taxable income, partially offset by a discrete income tax benefit of approximately $7 million related to excess tax benefits on stock-based awards, which are now recorded in the income tax provision due to the adoption of ASU No. 2016-09. Total income tax benefit for the three months ended March 31, 2016 differed from amounts computed by applying the United States federal statutory tax rates to pre-tax loss primarily due to state income taxes, partially offset by the impact of permanent differences between book and taxable loss.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2017

Unaudited

Note 11. Related party transactions

The Company paid royalties on certain properties to a partnership in which a director of the Company is the general partner and owns a 3.5 percent partnership interest. These payments were reported in the Company’s consolidated statements of operations and totaled approximately $2 million and $1 million for the three months ended March 31, 2017 and 2016, respectively.

Note 12. Earnings per share

The Company uses the two-class method of calculating earnings per share because certain of the Company’s unvested share-based awards qualify as participating securities.

The Company’s basic earnings per share attributable to common stockholders is computed as (i) net income (loss) as reported, (ii) less participating basic earnings (iii) divided by weighted average basic common shares outstanding. The Company’s diluted earnings per share attributable to common stockholders is computed as (i) basic earnings attributable to common stockholders, (ii) plus reallocation of participating earnings (iii) divided by weighted average diluted common shares outstanding.

The following table reconciles the Company’s earnings from operations and earnings attributable to common stockholders to the basic and diluted earnings used to determine the Company’s earnings per share amounts for the three months ended March 31, 2017 and 2016, respectively, under the two-class method:

	Three Months Ended
	March 31,
(in millions)	2017	2016

Net income (loss) as reported	$650	$(1,020)
Participating basic earnings (a)	(5)	-
Basic earnings attributable to common stockholders	645	(1,020)
Reallocation of participating earnings	-	-
Diluted earnings attributable to common stockholders	$645	$(1,020)

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

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2017

Unaudited

The following table is a reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
(in thousands)	2017	2016

Weighted average common shares outstanding:
Basic	146,838	128,396
Dilutive common stock options	12	-
Dilutive performance units	701	-
Diluted	147,551	128,396

The following table is a summary of the performance units that were not included in the computation of diluted earnings per share, as inclusion of these items would be antidilutive:

	Three Months Ended
	March 31,
(in thousands)	2017	2016

Number of antidilutive units:
Antidilutive performance units	108	-

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

March 31, 2017

Unaudited

Note 13. Subsidiary guarantors

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

The following condensed consolidating balance sheets at March 31, 2017 and December 31, 2016, condensed consolidating statements of operations for the three months ended March 31, 2017 and 2016 and condensed consolidating statements of cash flows for the three months ended March 31, 2017 and 2016, present financial information for Concho Resources Inc. as the parent on a stand-alone basis (carrying any investments in subsidiaries under the equity method), financial information for the subsidiary guarantors on a stand-alone basis and the consolidation and elimination entries necessary to arrive at the information for the Company on a consolidated basis. All current and deferred income taxes are recorded on Concho Resources Inc., as the subsidiaries are flow-through entities for income tax purposes. The subsidiary guarantors are not restricted from making distributions to the Company.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2017

Unaudited

Condensed Consolidating Balance Sheet
March 31, 2017

	Parent	Subsidiary	Consolidating
(in millions)	Issuer	Guarantors	Entries	Total

ASSETS
Accounts receivable - related parties	$8,947	$(593)	$(8,354)	$-
Other current assets	74	1,279	-	1,353
Oil and natural gas properties, net	-	11,620	-	11,620
Property and equipment, net	-	209	-	209
Investment in subsidiaries	2,757	-	(2,757)	-
Other long-term assets	52	85	-	137
Total assets	$11,830	$12,600	$(11,111)	$13,319

LIABILITIES AND EQUITY
Accounts payable - related parties	$(593)	$8,947	$(8,354)	$-
Other current liabilities	25	755	-	780
Long-term debt	2,741	-	-	2,741
Other long-term liabilities	1,125	141	-	1,266
Equity	8,532	2,757	(2,757)	8,532
Total liabilities and equity	$11,830	$12,600	$(11,111)	$13,319

Condensed Consolidating Balance Sheet
December 31, 2016

	Parent	Subsidiary	Consolidating
(in millions)	Issuer	Guarantors	Entries	Total

ASSETS
Accounts receivable - related parties	$8,991	$(336)	$(8,655)	$-
Other current assets	12	534	-	546
Oil and natural gas properties, net	-	11,086	-	11,086
Property and equipment, net	-	216	-	216
Investment in subsidiaries	1,989	-	(1,989)	-
Other long-term assets	11	260	-	271
Total assets	$11,003	$11,760	$(10,644)	$12,119

LIABILITIES AND EQUITY
Accounts payable - related parties	$(336)	$8,991	$(8,655)	$-
Other current liabilities	114	639	-	753
Long-term debt	2,741	-	-	2,741
Other long-term liabilities	861	141	-	1,002
Equity	7,623	1,989	(1,989)	7,623
Total liabilities and equity	$11,003	$11,760	$(10,644)	$12,119

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2017

Unaudited

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2017

	Parent	Subsidiary	Consolidating
(in millions)	Issuer	Guarantors	Entries	Total

Total operating revenues	$-	$612	$-	$612
Total operating costs and expenses	285	164	-	449
Income from operations	285	776	-	1,061
Interest expense	(40)	-	-	(40)
Other, net	776	-	(776)	-
Income before income taxes	1,021	776	(776)	1,021
Income tax expense	(371)	-	-	(371)
Net income	$650	$776	$(776)	$650

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2016

	Parent	Subsidiary	Consolidating
(in millions)	Issuer	Guarantors	Entries	Total

Total operating revenues	$-	$284	$-	$284
Total operating costs and expenses	79	(1,916)	-	(1,837)
Income (loss) from operations	79	(1,632)	-	(1,553)
Interest expense	(53)	(1)	-	(54)
Other, net	(1,640)	(7)	1,640	(7)
Loss before income taxes	(1,614)	(1,640)	1,640	(1,614)
Income tax benefit	594	-	-	594
Net loss	$(1,020)	$(1,640)	$1,640	$(1,020)

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2017

Unaudited

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2017

	Parent	Subsidiary	Consolidating
(in millions)	Issuer	Guarantors	Entries	Total

Net cash flows provided by operating activities	$19	$388	$-	$407
Net cash flows provided by investing activities	-	330	-	330
Net cash flows used in financing activities	(19)	-	-	(19)
Net increase in cash and cash equivalents	-	718	-	718
Cash and cash equivalents at beginning of period	-	53	-	53
Cash and cash equivalents at end of period	$-	$771	$-	$771

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2016

	Parent	Subsidiary	Consolidating
(in millions)	Issuer	Guarantors	Entries	Total

Net cash flows provided by operating activities	$10	$360	$-	$370
Net cash flows used in investing activities	-	(122)	-	(122)
Net cash flows used in financing activities	(10)	-	-	(10)
Net increase in cash and cash equivalents	-	238	-	238
Cash and cash equivalents at beginning of period	-	229	-	229
Cash and cash equivalents at end of period	$-	$467	$-	$467

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2017

Unaudited

Note 14. Subsequent events

Credit Facility amendment. In April 2017, the Company amended its credit facility to extend the maturity date to May 9, 2022. Additionally, the Company increased its borrowing base to $3.0 billion and decreased the commitments from its bank group to $2.0 billion.

New commodity derivative contracts.  After March 31, 2017, the Company entered into the following oil price swaps and oil basis swaps to hedge additional amounts of the Company’s estimated future production:

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter	Total

Oil Swaps: (a)
	2017:
	Volume (Bbl)		971,000	1,068,000	855,000	2,894,000
	Price per Bbl		$50.41	$50.50	$50.59	$50.49
Oil Basis Swaps: (b)
	2019:
	Volume (Bbl)	630,000	637,000	644,000	644,000	2,555,000
	Price per Bbl	$(1.25)	$(1.25)	$(1.25)	$(1.25)	$(1.25)

(a)	The index prices for the oil price swaps are based on the NYMEX – WTI monthly average futures price.
(b)	The basis differential price is between Midland – WTI and Cushing – WTI.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2017

Unaudited

Note 15. Supplementary information

Capitalized costs

	March 31,	December 31,
(in millions)	2017	2016

Oil and natural gas properties:
Proved	$17,081	$16,620
Unproved	2,206	1,856
Less: accumulated depletion	(7,667)	(7,390)
Net capitalized costs for oil and natural gas properties	$11,620	$11,086

Costs incurred for oil and natural gas producing activities

	Three Months Ended
	March 31,
(in millions)	2017	2016

Property acquisition costs:
Proved	$127	$252
Unproved	306	139
Exploration	235	170
Development	158	83
Total costs incurred for oil and natural gas properties	$826	$644

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2017

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

Overview

We are an independent oil and natural gas company engaged in the acquisition, development, exploration and production of oil and natural gas properties. Our core operations are primarily focused in the Permian Basin of southeast New Mexico and west Texas. Concho’s legacy in the Permian Basin provides us a deep understanding of operating and geological trends. We are actively applying new technologies, such as extended length lateral drilling, multi-well pad development and enhanced completion techniques, throughout our four core operating areas: the Northern Delaware Basin, the Southern Delaware Basin, the Midland Basin and the New Mexico Shelf. Oil comprised 59 percent of our 720 MMBoe of estimated proved reserves at December 31, 2016 and 63 percent of our 181,372 Boe of average daily production for the three months ended March 31, 2017. We seek to operate the wells in which we own an interest, and we operated wells that accounted for 92 percent of our proved developed producing reserves and 79 percent of our 7,858 gross wells at December 31, 2016. By controlling operations, we are able to more effectively manage the cost and timing of exploration and development of our properties, including the drilling and stimulation methods used.

Financial and Operating Performance

Our financial and operating performance for the three months ended March 31, 2017 and 2016 included the following highlights:

•         Net income was $650 million ($4.37 per diluted share) as compared to net loss of $1.0 billion ($(7.95) per diluted share) for the first three months of 2017 and 2016, respectively. The increase was primarily due to:

•       no recorded impairments of long-lived assets during the three months ended March 31, 2017, as compared to $1.5 billion in non-cash impairment charges in 2016,  primarily attributable to properties in our New Mexico Shelf area;

•       gain on disposition of assets, net increased $543 million primarily due to our disposition of Alpha Crude Connector, LLC (“ACC”) which resulted in a gain of approximately $656 million during the three months ended March 31, 2017, as compared to a gain of approximately $111 million during 2016 primarily attributable to our Northern Delaware Basin divestiture in February 2016;

•       $328 million increase in oil and natural gas revenues as a result of a 68 percent increase in commodity price realizations per Boe (excluding the effects of derivative activities) and a 30 percent increase in production;

•       $205 million increase in gain on derivatives during the three months ended March 31, 2017, as compared to 2016; and

•       $27 million decrease in depreciation, depletion and amortization expense, primarily due to a decrease in the depletion rate per Boe period over period, partially offset by an increase in production;

partially offset by:

•       $965 million change in our income tax provision due to income before income taxes during the three months ended March 31, 2017, as compared to a loss before income taxes during 2016; and

•       $25 million increase in production and ad valorem tax expense, primarily due to increased production taxes as a result of increased oil and natural gas sales.

•         Average daily sales volumes of 181,372 Boe per day during the first three months of 2017 increased 30 percent as compared to 139,482 Boe per day during 2016.

•         Net cash provided by operating activities increased by approximately $37 million to $407 million for the first three months of 2017, as compared to $370 million in the first three months of 2016, primarily due to an increase in oil and natural gas revenues and decreased cash interest expense, partially offset by, (i) a decrease in cash settlements on derivatives, (ii) negative variances in working capital, (iii) increased production tax expense and (iv) changes related to cash income taxes.

•         Cash increased by approximately $718 million during the first three months of 2017 primarily as a result of proceeds from our February 2017 divestiture of ACC.

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

Although we cannot predict the occurrence of events that may affect future commodity prices or the degree to which these prices will be affected, the prices for any commodity that we produce will generally approximate current market prices in the geographic region of the production. From time to time, we expect that we may economically hedge a portion of our commodity price risk to mitigate the impact of price volatility on our business. See Notes 7 and 14 of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding our commodity derivative positions at March 31, 2017 and additional derivative contracts entered into subsequent to March 31, 2017, respectively.

Oil and natural gas prices have been subject to significant fluctuations during the past several years. The average oil and natural gas prices were higher during the comparable quarterly period of 2017 measured against 2016. The following table sets forth the average New York Mercantile Exchange (“NYMEX”) oil and natural gas prices for the three months ended March 31, 2017 and 2016, as well as the high and low NYMEX prices for the same periods:

	Three Months Ended
	March 31,
	2017	2016

Average NYMEX prices:
Oil (Bbl)	$51.95	$33.73
Natural gas (MMBtu)	$3.08	$1.99

High and Low NYMEX prices:
Oil (Bbl):
High	$54.45	$41.45
Low	$47.34	$26.21
Natural gas (MMBtu):
High	$3.72	$2.47
Low	$2.56	$1.64

Further, the NYMEX oil price and NYMEX natural gas price reached highs and lows of $53.40 and $48.84 per Bbl and $3.33 and $3.04 per MMBtu, respectively, during the period from April 1, 2017 to May 1, 2017. At May 1, 2017, the NYMEX oil price and NYMEX natural gas price were $48.84 per Bbl and $3.22 per MMBtu, respectively.

Historically, and during the three months ended March 31, 2017, we derived a significant portion of our total natural gas revenues from the value of the natural gas liquids contained in our natural gas, with the remaining portion coming from the value of the dry natural gas residue. The average Mont Belvieu price for a blended barrel of natural gas liquids was $24.19 per Bbl and $14.48 per Bbl during the three months ended March 31, 2017 and 2016, respectively.

Recent Events

Credit Facility amendment. In April 2017, we amended our credit facility to extend the maturity date to May 9, 2022. Additionally, we increased our borrowing base to $3.0 billion and decreased the commitments from our bank group to $2.0 billion.

2017 capital budget.  In February 2017, we announced our updated 2017 capital budget, excluding acquisitions, of approximately $1.8 billion with expected capital spending to range between $1.6 billion and $1.8 billion. Approximately 90 percent of capital will be directed to drilling and completion activity. Our 2017 capital program is expected to continue focusing on extended length lateral drilling and multi-well pad development. Our 2017 capital budget, based on our current expectations of commodity prices and costs, is expected to be within our cash flows. Our budget could change depending on numerous factors, including commodity prices, leverage metrics and industry conditions.

ACC divestiture. In February 2017, we closed on our previously announced divestiture of our ownership interest in ACC in which we and our joint venture partner entered into separate agreements to sell 100 percent of our respective ownership interests in ACC. After adjustments for debt and working capital, we received cash proceeds from the sale of approximately $803 million. Potential uses of our net cash proceeds from the sale of ACC could include (i) financing possible future acquisitions, (ii) funding future capital expenditures associated with our acquisition, exploration and development activities, (iii) retiring or purchasing outstanding debt and (iv) general corporate purposes. After direct transaction costs, we recorded a pre-tax gain on disposition of assets of approximately $656 million. Our net investment in ACC at the time of closing was approximately $129 million.

Northern Delaware Basin acquisition. In January 2017, we completed a portion of the previously announced acquisition of approximately 16,400 net acres in the Northern Delaware Basin. As consideration for this portion of the acquisition, we paid approximately $132 million in cash and issued to the seller approximately 1.9 million shares of our common stock with an approximate value of $258 million. In April 2017, we closed on the remainder of the acquisition. The acquisition, in its entirety, is subject to customary closing and post-closing adjustments.

Derivative Financial Instruments

Derivative financial instrument exposure. At March 31, 2017, the fair value of our financial derivatives was a net asset of $84 million. At March 31, 2017, all of our counterparties to these financial derivatives were parties to our credit facility and have their outstanding debt commitments and derivative exposures collateralized pursuant to our credit facility. At March 31, 2017, under the terms of our financial derivative instruments and their collateralization under our credit facility, we do not have exposure to potential “margin calls” on our financial derivative instruments. We currently have no reason to believe that our counterparties to these commodity derivative contracts are not financially viable. Under the terms of our credit facility, certain events could occur that would cause the obligations under our credit facility to no longer be secured by our oil and natural gas properties. Our credit facility does not allow us to offset amounts we may owe a lender against amounts we may be owed related to our financial instruments with such party.

New commodity derivative contracts. After March 31, 2017, we entered into the following oil price swaps and oil basis swaps to hedge additional amounts of our estimated future production:

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter	Total

Oil Swaps: (a)
	2017:
	Volume (Bbl)		971,000	1,068,000	855,000	2,894,000
	Price per Bbl		$50.41	$50.50	$50.59	$50.49
Oil Basis Swaps: (b)
	2019:
	Volume (Bbl)	630,000	637,000	644,000	644,000	2,555,000
	Price per Bbl	$(1.25)	$(1.25)	$(1.25)	$(1.25)	$(1.25)

(a)	The index prices for the oil price swaps are based on the NYMEX – West Texas Intermediate (“WTI”) monthly average futures price.

(b)	The basis differential price is between Midland – WTI and Cushing – WTI.

Results of Operations

The following table sets forth summary information concerning our production and operating data for the three months ended March 31, 2017 and 2016. The actual historical data in this table excludes results from our asset acquisition from Reliance Energy, Inc. (the “Reliance Acquisition”) for periods prior to October 2016. Because of normal production declines, increased or decreased drilling activities, fluctuations in commodity prices and the effects of our acquisitions or divestitures, the historical information presented below should not be interpreted as being indicative of future results.

	Three Months Ended
	March 31,
	2017	2016

Production and operating data:
Average daily production volumes:
Oil (Bbl)	113,600	89,011
Natural gas (Mcf)	406,633	302,824
Total (Boe)	181,372	139,482

Average prices per unit:
Oil, without derivatives (Bbl)	$49.08	$29.90
Oil, with derivatives (Bbl) (a)	$52.12	$60.90
Natural gas, without derivatives (Mcf)	$3.00	$1.50
Natural gas, with derivatives (Mcf) (a)	$2.90	$1.75
Total, without derivatives (Boe)	$37.47	$22.34
Total, with derivatives (Boe) (a)	$39.15	$42.66

Operating costs and expenses per Boe:
Oil and natural gas production	$5.35	$7.28
Production and ad valorem taxes	$2.93	$1.78
Depreciation, depletion and amortization	$17.36	$24.43
General and administrative	$3.36	$4.24

(a)	Includes the effect of net cash receipts from (payments on) derivatives:

	Three Months Ended
	March 31,
(in millions)	2017	2016

Net cash receipts from (payments on) derivatives:
Oil derivatives	$31	$252
Natural gas derivatives	(3)	7
Total	$28	$259

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

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Oil and natural gas revenues.  Revenue from oil and natural gas operations was $612 million for the three months ended March 31, 2017, an increase of $328 million (115 percent) from $284 million for 2016. This increase was primarily due to the increase in realized oil and natural gas prices as well as the increase in oil production and natural gas production. Specific factors affecting oil and natural gas revenues include the following:

•         average daily oil production was 113,600 Bbl  for the three months ended March 31, 2017, an increase  of 24,589 Bbl  (28 percent) from 89,011 Bbl  for 2016;

•         average realized oil price (excluding the effects of derivative activities) was $49.08 per Bbl during the three months ended March 31, 2017, an increase of 64 percent  from $29.90  per Bbl during 2016. For the three months ended March 31, 2017, our crude oil price differential relative to NYMEX was $(2.87) per Bbl, or a realization of approximately 94 percent, as compared to a crude oil price differential relative to NYMEX of $(3.83) per Bbl, or a realization of approximately 89 percent, for 2016. The basis differential between the location of Midland, Texas and Cushing, Oklahoma (NYMEX pricing location) for our oil directly impacts our realized oil price. For the three months ended March 31, 2017 and 2016, the average market basis differential between WTI-Midland and WTI-Cushing was a price benefit of $0.75 per Bbl and $0.14 per Bbl, respectively. Additionally, we incur fixed deductions from the posted Midland oil price based on the location of our oil within the Permian Basin. These fixed deductions were less per Boe during the three months ended March 31, 2017 as compared to 2016 primarily due to (i) more production transported through pipelines and (ii) successful renegotiation of fixed deductions for existing production transported through pipelines.

•         average daily natural gas production was 406,633 Mcf  for the three months ended March 31, 2017, an increase  of 103,809 Mcf  (34 percent) from 302,824 Mcf  for 2016; and

•         average realized natural gas price (excluding the effects of derivative activities) was $3.00 per Mcf during the three months ended March 31, 2017, an increase of 100 percent  from $1.50 per Mcf during 2016. For the three months ended March 31, 2017 and 2016, we realized approximately 97 percent and 75 percent, respectively, of the average NYMEX natural gas prices for the respective periods. The increase in our realized gas price (excluding the effects of derivatives) as a percentage of NYMEX during the three months ended March 31, 2017 as compared to 2016 was primarily due to an increase in the average Mont Belvieu price for a blended barrel of natural gas liquids. Historically, and during the three months ended March 31, 2017, we derived a significant portion of our total natural gas revenues from the value of the natural gas liquids contained in our natural gas, with the remaining portion coming from the value of the dry natural gas residue. The average Mont Belvieu price for a blended barrel of natural gas liquids was $24.19 per Bbl and $14.48 per Bbl during the three months ended March 31, 2017 and 2016, respectively.

During December 2015, a third-party natural gas processing plant located in the northern Delaware Basin became inoperable following an explosion. We estimate that this event negatively impacted production for the quarter ended March 31, 2016 by approximately 4.5 MBoepd. The plant became fully operational during April 2016.

Oil and natural gas production expenses.  The following table provides the components of our oil and natural gas production expenses for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017		2016
		Per		Per
(in millions, except per unit amounts)	Amount	Boe	Amount	Boe

Lease operating expenses	$82	$5.05	$86	$6.86
Workover costs	5	0.30	6	0.42
Total oil and natural gas production expenses	$87	$5.35	$92	$7.28

Lease operating expenses were $82 million ($5.05 per Boe) for the three months ended March 31, 2017, which was a decrease of $4 million from $86 million ($6.86 per Boe) for the three months ended March 31, 2016. The decrease in lease operating expenses during the first quarter of 2017 as compared to 2016 was primarily due to (i) implementation of operational cost efficiencies, including improved infrastructure around saltwater disposals and (ii) an overall decrease in the cost of goods and services.  The decrease in lease operating expenses per Boe was primarily due to an increase in production period over period coupled with the reduction in lease operating expenses noted above.

Production and ad valorem taxes.  The following table provides the components of our production and ad valorem tax expenses for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017		2016
		Per		Per
(in millions, except per unit amounts)	Amount	Boe	Amount	Boe

Production taxes	$44	$2.66	$17	$1.34
Ad valorem taxes	4	0.27	6	0.44
Total production and ad valorem taxes	$48	$2.93	$23	$1.78

Production taxes per unit of production were $2.66 per Boe during the three months ended March 31, 2017, an increase of 99 percent from $1.34 per Boe during 2016. Over the same period, our revenue per Boe prices (excluding the effects of derivatives) increased 68 percent. The increase in production taxes per unit of production was directly related to the increase in oil and natural gas sales. Additionally, tax credits of approximately $4 million were received during the first quarter of 2016 related to certain wells in Texas qualifying for reduced severance tax rates. Generally, production and ad valorem taxes are related to oil and natural gas sales.

Exploration and abandonments expense. The following table provides the components of our exploration and abandonments expense for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
(in millions)	2017	2016

Geological and geophysical	$6	$1
Leasehold abandonments	6	21
Other	3	1
Total exploration and abandonments	$15	$23

Our geological and geophysical expense for the periods presented above primarily consists of the costs of acquiring and processing geophysical data and core analysis.

For the three months ended March 31, 2017 and 2016, we recorded approximately $6 million and $21 million, respectively, of leasehold abandonments. For the three months ended March 31, 2017, our abandonments were primarily related to (i) acreage in our Northern Delaware Basin and Midland Basin core areas in locations where we had no future plans to drill and (ii) expiring acreage primarily located in our Southern Delaware Basin core area. For the three months ended March 31, 2016, our abandonments were primarily related to acreage in our New Mexico Shelf core area in locations where we had no future plans to drill.

Depreciation, depletion and amortization expense.   The following table provides components of our depreciation, depletion and amortization expense for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017		2016
		Per		Per
(in millions, except per unit amounts)	Amount	Boe	Amount	Boe

Depletion of proved oil and natural gas properties	$277	$16.97	$304	$24.01
Depreciation of other property and equipment	6	0.37	6	0.39
Amortization of intangible assets - operating rights	-	0.02	-	0.03
Total depletion, depreciation and amortization	$283	$17.36	$310	$24.43

Oil price used to estimate proved oil reserves at period end	$44.10		$42.77
Natural gas price used to estimate proved natural gas reserves at period end	$2.73		$2.40

Depletion of proved oil and natural gas properties was $277 million ($16.97 per Boe) for the three months ended March 31, 2017, a decrease of $27 million (9 percent) from $304 million ($24.01 per Boe) for 2016. The decrease in depletion expense was primarily due to a lower depletion rate per Boe period over period partially offset by an increase in production. The decrease in depletion expense per Boe period over period was primarily due to (i) a non-cash impairment charge of approximately $1.5 billion recorded in the first quarter of 2016 and (ii) an overall increase in proved reserves period over period primarily caused by our successful exploratory drilling program, the Reliance Acquisition and reductions in future estimated lease operating expenses, partially offset by decreased proved reserves caused by reclassification of proved undeveloped reserves to unproved reserves because they are no longer expected to be developed within five years of their initial recording.

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

We calculate the expected undiscounted future net cash flows of our long-lived assets and their integrated assets using management’s assumptions and expectations of (i) commodity prices, which are based on the NYMEX strip, (ii) pricing adjustments for differentials, (iii) production costs, (iv) capital expenditures, (v) production volumes, (vi) estimated proved reserves and risk-adjusted probable and possible reserves, and (vii) prevailing market rates of income and expenses from integrated assets. At March 31, 2017, our estimates of commodity prices for purposes of determining undiscounted future cash flows, which are based on the NYMEX strip, ranged from a 2017 price of $51.58 per barrel of oil to a 2024 price of $54.62 per barrel of oil. Similarly, natural gas prices ranged from a 2017 price of $3.32 per Mcf of natural gas decreasing to a 2020 price of $2.82 per Mcf of natural gas partially recovering to a 2024 price of $3.04 per Mcf of natural gas. Commodity prices for this purpose were held flat after 2024.

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

During the three months ended March 31, 2016, NYMEX strip prices declined as compared to December 31, 2015, and as a result the carrying amount of our Yeso field in our New Mexico Shelf core area exceeded the expected undiscounted future net cash flows resulting in a non-cash charge against earnings of approximately $1.5 billion. The Yeso field, as compared to our other fields not previously impaired, had significant proved reserves upon acquisition, which required a higher valuation than a field more exploratory in nature that has a higher risk factor adjustment in the fair value estimate. Our estimates of commodity prices for purposes of determining the estimated fair value at March 31, 2016 ranged from a 2016 price of $41.26 per barrel of oil and $2.26 per Mcf of natural gas to a 2023 price of $66.33 per barrel of oil and $3.56 per Mcf of natural gas. Commodity prices for this purpose were held flat after 2023. We did not recognize an impairment charge during the three months ended March 31, 2017.

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

Based on economic factors at March 31, 2017, we determined that undiscounted future cash flows attributable to our North Basin Bone Spring (“NBBS”) field located in the northern Delaware Basin with a net book value of approximately $1.2 billion indicated that its carrying amount was expected to be recovered; however, it may be at risk for impairment if management’s estimates of future cash flows decline, including as a result of further declines in projected commodity prices (and the resulting impact of future cash flows) subsequent to March 31, 2017. We estimate that if the oil and natural gas prices used in this analysis, and noted above, would have been approximately 10 percent lower at March 31, 2017 with no other changes in capital costs, operating costs, price differentials, or reserve performance curves, we could have recognized a non-cash impairment in that period of approximately $300 million related to our NBBS field. Other assumptions such as operating costs, well and reservoir performance, severance and ad valorem taxes, and operating and development plans would likely change given a change in oil and natural gas prices. However, we did not estimate the correlation between these assumptions and any estimated commodity price change, and these and other assumptions may worsen or partially mitigate some of the effects of a reduction in commodity prices, including the ultimate impact and amount of any potential impairment charge. As a result, we are unable to predict with certainty whether or not a decline in commodity prices alone will cause us to recognize an impairment charge in a particular field or the magnitude of any such impairment charge. We additionally note that there may be changes to both drilling and completion designs that affect the volume curves, capital costs estimates, and the amount of proved undeveloped locations that can be recorded, each of which will affect management’s estimates of future cash flows.

General and administrative expenses.  The following table provides components of our general and administrative expenses for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017		2016
		Per		Per
(in millions, except per unit amounts)	Amount	Boe	Amount	Boe

General and administrative expenses	$48	$2.91	$42	$3.32
Less: Operating fee reimbursements	(4)	(0.24)	(4)	(0.34)
Non-cash stock-based compensation	12	0.69	16	1.26
Total general and administrative expenses	$56	$3.36	$54	$4.24

General and administrative expenses were approximately $56 million ($3.36 per Boe) for the three months ended March 31, 2017, an increase of $2 million (4 percent) from $54 million ($4.24 per Boe) for 2016. The increase in cash general and administrative expenses was primarily a result of increased cash compensation, while the decrease in non-cash stock-based compensation was primarily a result of recording forfeitures as they occur rather than recording forfeiture estimates per the adoption of Accounting Standards Update (“ASU”) No. 2016-09 on January 1, 2017. The decrease in total general and administrative expenses per Boe was primarily due to increased production period over period, partially offset by the increase in general and administrative costs noted above.

We receive fees for the operation of jointly-owned oil and natural gas properties during the drilling and production phases and record such reimbursements as reductions of general and administrative expenses in the consolidated statements of operations. We earned reimbursements of approximately $4 million for each of the three months ended March 31, 2017 and 2016.

Gain on derivatives.  The following table sets forth the gain on derivatives for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
(in millions)	2017	2016

Gain on derivatives:
Oil derivatives	$266	$72
Natural gas derivatives	20	9
Total	$286	$81

The following table represents our net cash receipts from (payments on) derivatives for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
(in millions)	2017	2016

Net cash receipts from (payments on) derivatives:
Oil derivatives	$31	$252
Natural gas derivatives	(3)	7
Total	$28	$259

Our earnings are affected by the changes in value of our derivatives portfolio between periods and the related cash settlements of those derivatives, which could be significant. To the extent the future commodity price outlook declines between measurement periods, we will have mark-to-market gains, while to the extent future commodity price outlook increases between measurement periods, we will have mark-to-market losses. See Note 7 of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding significant judgments made in classifying financial instruments in the fair value hierarchy.

Gain on disposition of assets, net. In February 2017, we closed on our previously announced divestiture of our ownership interest in ACC. After adjustments for debt and working capital, we received cash proceeds from the sale of approximately $803 million. After direct transaction costs, we recorded a pre-tax gain on disposition of assets of approximately $656 million. Our net investment in ACC at the time of closing was approximately $129 million.

In February 2016, we sold certain assets in the northern Delaware Basin for estimated proceeds of approximately $294 million, prior to customary post-closing adjustments of approximately $1 million recorded in the second quarter of 2016, and recognized a pre-tax gain of approximately $111 million.

Interest expense. Interest expense was $40 million for the three months ended March 31, 2017 as compared to $54 million during 2016. The decrease was due to (i) the early redemption of the $600 million outstanding principal amount of our 7.0% unsecured senior notes due 2021 during August 2016 and (ii) the satisfaction and discharge of our obligations under the indenture of the $600 million outstanding principal amount of our 6.5% unsecured senior notes due 2022 during December 2016, partially offset by (iii) the issuance of $600 million in aggregate principal amount of 4.375% senior notes due 2025 in December  2016.

Income tax provisions.  We recorded income tax expense of $371 million, which includes a discrete income tax benefit of approximately $7 million related to excess tax benefits on stock-based awards, which are now recorded in the income tax provision due to the adoption of ASU No. 2016-09, and an income tax benefit of $594 million for the three months ended March 31, 2017 and 2016, respectively. The change in our income tax provision was primarily due to income before income taxes during the three months ended March 31, 2017, as compared to a loss before income taxes during 2016. The effective income tax rates for the three months ended March 31, 2017 and 2016 were 36.3 percent and 36.8 percent, respectively.

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

Oil and natural gas properties. Our costs incurred on oil and natural gas properties, excluding acquisitions, during the three months ended March 31, 2017 and 2016 totaled $393 million and $253 million, respectively. The increase was primarily due to our increased drilling and completion activity level during the first three months of 2017 as compared to 2016. Our intent is to manage our capital spending to be within our cash flow, excluding unbudgeted acquisitions. The primary reason for the differences in costs incurred and cash flow expenditures was our issuance of approximately 1.9 million shares of common stock related to our January 2017 acquisition and timing of payments. Total 2017 expenditures were primarily funded in part from (i) cash flows from operations, (ii) our issuance of approximately 1.9 million shares of common stock related to our January 2017 acquisition and to a lesser extent (iii) proceeds from our February 2017 divestiture of ACC.

2017 capital budget. In February 2017, we announced our updated 2017 capital budget, excluding acquisitions, of approximately $1.8 billion with expected capital spending to range between $1.6 billion and $1.8 billion. Approximately 90 percent of capital will be directed to drilling and completion activity. Our 2017 capital program is expected to continue focusing on extended length lateral drilling and multi-well pad development. Our 2017 capital budget, based on our current expectations of commodity prices and costs, is expected to be within our cash flows. However, if we were to outspend our cash flows, we believe we could use our (i) cash on hand, (ii) credit facility and (iii) other financing sources to fund any cash flow deficits. The actual amount and timing of our expenditures may differ materially from our estimates as a result of, among other things, actual drilling results, the timing of expenditures by third parties on projects that we do not operate, the costs of drilling rigs and other services and equipment, regulatory, technological and competitive developments, commodity prices, leverage metrics and industry conditions. In addition, under certain circumstances, we may consider increasing, decreasing or reallocating our capital spending plans.

Acquisitions. The following table reflects our expenditures for acquisitions of proved and unproved properties for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
(in millions)	2017	2016

Property acquisition costs:
Proved	$127	$252
Unproved	306	139
Total property acquisition costs (a)	$433	$391

(a)

Included in the property acquisition costs above are budgeted unproved leasehold acreage acquisitions of $5 million and $16 million for the three months ended March 31, 2017 and 2016, respectively. For the three months ended March 31, 2017, our unbudgeted acquisitions are primarily comprised of approximately $393 million of property acquisition costs related to our January 2017 acquisition. For the three months ended March 31, 2016, our unbudgeted acquisitions are primarily comprised of approximately $374 million of property acquisition costs related to our March 2016 acquisition.

Contractual obligations.  Our contractual obligations include long-term debt, cash interest expense on debt, derivative liabilities, asset retirement obligations, employment agreements with officers, purchase obligations, operating lease obligations and other obligations. Since December 31, 2016, the changes in our contractual obligations are not material, other than our derivative liability position, which decreased by $165 million. See Note 8 of the Condensed Notes to Consolidated

Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding our long-term debt and “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for information regarding the interest on our long-term debt and information on changes in the fair value of our open derivative obligations during the three months ended March 31, 2017.

Off-balance sheet arrangements.  Currently, we do not have any material off-balance sheet arrangements.

Capital resources.  Our primary sources of liquidity have been cash flows generated from (i) operating activities, (ii) borrowings under our credit facility, (iii) proceeds from bond and equity offerings and (iv) asset dispositions. In February 2017, we announced our updated 2017 capital budget, excluding acquisitions, of approximately $1.8 billion with expected capital spending to range between $1.6 billion and $1.8 billion. Approximately 90 percent of capital will be directed to drilling and completion activity. Our 2017 capital program is expected to continue focusing on extended length lateral drilling and multi-well pad development. Our 2017 capital budget, based on our current expectations of commodity prices and costs, is expected to be within our cash flows. However, if we were to outspend our cash flows, we believe we could use our (i) cash on hand, (ii) credit facility and (iii) other financing sources to fund any cash flow deficits. The actual amount and timing of our expenditures may differ materially from our estimates as a result of, among other things, actual drilling results, the timing of expenditures by third parties on projects that we do not operate, the costs of drilling rigs and other services and equipment, regulatory, technological and competitive developments, commodity prices, leverage metrics and industry conditions. In addition, under certain circumstances, we may consider increasing, decreasing or reallocating our capital spending plans.

The following table summarizes our changes in cash and cash equivalents for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
(in millions)	2017	2016

Net cash provided by operating activities	$407	$370
Net cash provided by (used in) investing activities	330	(122)
Net cash used in financing activities	(19)	(10)
Net increase in cash and cash equivalents	$718	$238

Cash flow from operating activities. The increase in operating cash flows during the three  months ended March 31, 2017 as compared to the same period in 2016 was primarily due to (i) an increase in oil and natural gas revenues of approximately $328 million and (ii) a decrease in cash interest expense of approximately $14 million, partially offset by (i) approximately $28 million from settlements on derivatives during the three months ended March 31, 2017, as compared to $259 million from settlements on derivatives during the comparable period in 2016, (ii) approximately $27 million of negative variances in operating assets and liabilities (iii) approximately $25 million increase in production and ad valorem tax expense and (iv) a decrease in operating cash flow of approximately $18 million due to cash tax expense of approximately $8 million for the three months ended March 31, 2017, as compared to a cash tax benefit of approximately $10 million during  the comparable period in 2016.

Our net cash provided by operating activities included a benefit of approximately $2 million and $29 million for the three  months ended March 31, 2017 and 2016, respectively, associated with changes in working capital items. Changes in working capital items adjust for the timing of receipts and payments of actual cash.

Cash flow from investing activities. During the three months ended March 31, 2017 and 2016, we invested approximately $457 million and $380 million, respectively, for capital expenditures on oil and natural gas properties. Additionally, we received approximately $806 million related to proceeds from the disposition of assets during the three months ended March 31, 2017, as compared to $292 million during the comparable period of 2016.

Cash flow from financing activities.  Net cash used in financing activities was approximately $19 million and $10 million for the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017, we had unused commitments on our credit facility of $2.5 billion. Our unused lender commitments were subsequently reduced to $2.0 billion through an amendment to our credit facility in April 2017 while our borrowing base was increased to $3.0 billion.

Advances on our amended and restated credit facility bear interest, at our option, based on (i) the prime rate of JPMorgan Chase Bank (“JPM Prime Rate”) (4.0 percent at March 31, 2017) or (ii) the London Interbank Offered Rate (“LIBOR”). The credit facility’s interest rates vary, with interest margins ranging from 125 to 225 basis points (LIBOR Rate Loans) and 25 to 125 basis points (Alternate Base Rate Loans) per annum depending on the utilization of the borrowing base. We pay commitment fees on the unused portion of the available commitment ranging from 30.0 to 37.5 basis points per annum, depending on utilization of the borrowing base. Subject to certain restrictions, with respect to our public debt ratings, the collateral securing the facility may be released.

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

Liquidity. Our principal sources of liquidity are cash on hand and available borrowing capacity under our credit facility. At March 31, 2017, we had approximately $771 million of cash on hand. Potential uses of our net cash proceeds from the sale of ACC could include (i) financing possible future acquisitions, (ii) funding future capital expenditures associated with our acquisition, exploration and development activities, (iii) retiring or purchasing outstanding debt and (iv) general corporate purposes.

At March 31, 2017, our commitments from our bank group were $2.5 billion. During April 2017, we amended our credit facility to extend the maturity date to May 9, 2022. Additionally, we increased our borrowing base to $3.0 billion and decreased our commitments from bank groups to $2.0 billion. Upon a subsequent redetermination, there is no assurance that our borrowing base will not be reduced, which could affect our liquidity.

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

As of the filing of this Quarterly Report, no changes in our credit ratings have occurred since March 31, 2017; however, we cannot be assured that our credit ratings will not be downgraded in the future.

Book capitalization and current ratio.   Our net book capitalization at March 31, 2017 was $10.4 billion, consisting of $0.8 billion of cash and cash equivalents, debt of $2.7 billion and stockholders’ equity of $8.5 billion. Our net book capitalization at December 31, 2016 was $10.2 billion, consisting of $0.1 billion of cash and cash equivalents, debt of $2.7 billion and stockholders’ equity of $7.6 billion. Our ratio of net debt to net book capitalization was 19 percent and 26  percent at  March 31, 2017 and December 31, 2016, respectively. Our ratio of current assets to current liabilities was 1.73 to 1.0 at March 31, 2017 as compared to 0.73 to 1.0 at December 31, 2016.

Inflation and changes in prices.  Our revenues, the value of our assets, and our ability to obtain bank financing or additional capital on attractive terms have been and will continue to be affected by changes in commodity prices and the costs to produce our reserves. Commodity prices are subject to significant fluctuations that are beyond our ability to control or predict. During the three months ended March 31, 2017, we received an average of $49.08 per Bbl of oil and $3.00 per Mcf of natural gas before consideration of commodity derivative contracts compared to $29.90 per Bbl of oil and $1.50 per Mcf of natural gas in the three months ended March 31, 2016. Although certain of our costs are affected by general inflation, inflation does not normally have a significant effect on our business.

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

There have been no material changes in our critical accounting policies and procedures during the three months ended March 31, 2017. See our disclosure of critical accounting policies in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the United States Securities and Exchange Commission (the “SEC”) on February 22, 2017.

Recent accounting pronouncements. In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, “Leases (Topic 842),” which supersedes current lease guidance. The new lease standard requires all leases with a term greater than one year to be recognized on the balance sheet while maintaining substantially similar classifications for finance and operating leases. Lease expense recognition on the income statement will be effectively unchanged. This guidance is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. We are evaluating the impact that this new guidance will have on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” with the objective of adding guidance to assist in evaluating whether transactions should be accounted for as asset acquisitions or as business combinations. The guidance provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the acquired assets is concentrated in a single asset or a group of similar assets, the set is not a business. If the screen is not met, to be considered a business, the set must include an input and a substantive process that together significantly contribute to the ability to create output. This new guidance is effective for annual periods beginning after December 15, 2017, and early adoption is allowed. We are evaluating the impact this new guidance will have on our consolidated financial statements. The new guidance could result in more acquisitions of oil and natural gas properties being accounted for as asset acquisitions instead of business combinations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

We are exposed to a variety of market risks, including credit risk, commodity price risk and interest rate risk. We address these risks through a program of risk management which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we are a party at March 31, 2017, and from which we may incur future gains or losses from changes in market interest rates or commodity prices and losses from extension of credit. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

Commodity price risk.  We are exposed to market risk as the prices of our commodities are subject to fluctuations resulting from changes in supply and demand. To reduce our exposure to changes in the prices of our commodities, we have entered into, and may in the future enter into, additional commodity price risk management arrangements for a portion of our oil and natural gas production. The agreements that we have entered into generally have the effect of providing us with a fixed price for a portion of our expected future oil and natural gas production over a fixed period of time. Our commodity price risk management arrangements are recorded at fair value and thus changes to the future commodity prices will have an impact on net income. The following table sets forth the hypothetical impact on the fair value of the commodity price risk management arrangements from an average increase and decrease in the commodity price of $5.00 per Bbl of oil and $0.50 per MMBtu of natural gas from the commodity prices at March 31, 2017:

	Increase of	Decrease of
	$5.00 per Bbl and	$5.00 per Bbl and
(in millions)	$0.50 per MMBtu	$0.50 per MMBtu

Gain (loss):
Oil derivatives	$(253)	$253
Natural gas derivatives	(36)	36
Total	$(289)	$289

At March 31, 2017, we had (i) oil price swaps that settle on a monthly basis covering future oil production from April 1, 2017 through December 31, 2019 and (ii) oil basis swaps covering our Midland to Cushing basis differential from April 1, 2017 to December 31, 2018. The average NYMEX oil price for the three months ended March 31, 2017 was $51.95 per Bbl. At May 1, 2017, the NYMEX oil price was $48.84 per Bbl.

At March 31, 2017, we had natural gas price swaps that settle on a monthly basis covering future natural gas production from April 1, 2017 to December 31, 2018. The average NYMEX natural gas price for the three months ended March 31, 2017 was $3.08 per MMBtu. At May 1, 2017, the NYMEX natural gas price was $3.22 per MMBtu.

A decrease in the average forward NYMEX oil and natural gas prices below those at March 31, 2017 would increase the fair value asset of our commodity derivative contracts from their recorded balance at March 31, 2017. Changes in the recorded fair value of our commodity derivative contracts are marked to market through earnings as gains or losses. The potential increase in our fair value asset would be recorded in earnings as a gain. However, an increase in the average forward NYMEX oil and natural gas prices above those at March 31, 2017 would decrease the fair value asset of our commodity derivative contracts from their recorded balance at March 31, 2017. The potential decrease in our fair value asset would be recorded in earnings as a loss. We are currently unable to estimate the effects on the earnings of future periods resulting from changes in the market value of our commodity derivative contracts.

The fair value of our derivative instruments is determined based on our valuation models. We did not change our valuation method for our derivative instruments during the three months ended March 31, 2017. The following table reconciles the changes that occurred in the fair values of our derivative instruments during the three months ended March 31, 2017:

Commodity Derivative
Instruments
(in millions)	Net Assets (Liabilities) (a)

Fair value of contracts outstanding at December 31, 2016	$(174)
Changes in fair values (b)	286
Contract maturities	(28)
Fair value of contracts outstanding at March 31, 2017	$84

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

We had no indebtedness outstanding under our credit facility at March 31, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at March 31, 2017 at the reasonable assurance level.

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

Item 1A.  Risk Factors

In addition to the risk factor set forth below and the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2016, under the headings “Item 1. Business — Competition,” “— Marketing Arrangements” and “— Applicable Laws and Regulations,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” which risks could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2016, other than updating the risk factor below. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2016 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. The updated risk factor is as follows:

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

Based on economic factors at March 31, 2017, we determined that undiscounted future cash flows attributable to our NBBS field with a net book value of approximately $1.2 billion indicated that its carrying amount was expected to be recovered; however, it may be at risk for impairment if management’s estimates of future cash flows decline, including as a result of further declines in projected commodity prices (and the resulting impact of future cash flows) subsequent to March 31, 2017. We estimate that if the oil and natural gas prices used in the estimated fair value analysis would have been approximately 10 percent lower at March 31, 2017 with no other changes in capital costs, operating costs, price differentials, or reserve performance curves, we could have recognized a non-cash impairment in that period of approximately $300 million related to our NBBS field. Other assumptions such as operating costs, well and reservoir performance, severance and ad valorem taxes, and operating and development plans would likely change given a change in oil and natural gas prices. However, we are unable to estimate the correlation between these assumptions and any estimated commodity price change, and these and other assumptions may worsen or partially mitigate some of the effects of a reduction in commodity prices, including the ultimate impact and amount of any potential impairment charge. As a result, we are unable to predict with certainty whether or not a decline in commodity prices alone will cause us to recognize an impairment charge in a particular field or the magnitude of any such impairment charge.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total number of shares withheld (a)	Average price per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plan

January 1, 2017 - January 31, 2017	134,089	$133.85	-
February 1, 2017 - February 28, 2017	469	$135.30	-
March 1, 2017 - March 31, 2017	14,367	$130.96	-

(a)		Represents shares that were withheld by us to satisfy tax withholding obligations of certain of our officers and key employees that arose upon the lapse of restrictions on restricted stock.

Item 6.  Exhibits

Exhibit Number		Exhibit

3.1		Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on August 8, 2007, and incorporated herein by reference).

3.2

Third Amended and Restated Bylaws of Concho Resources Inc., as amended March 27, 2017 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on March 28, 2017, and incorporated herein by reference).

4.1		Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K on February 22, 2013, and incorporated herein by reference).
10.1	(a)	Securities Purchase Agreement, dated January 19, 2017, between COG Operating LLC, as seller, and Plains Pipeline, L.P., as purchaser.
10.2	**

Form of Indemnification Agreement, dated March 27, 2017, between Concho Resources Inc. and Susan J. Helms (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 28, 2017, and incorporated herein by reference).

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

(a)  Filed herewith.

(b)  Furnished herewith.

**  Management compensatory plan or agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCHO RESOURCES INC.

Date:	May 4, 2017	By	/s/ Timothy A. Leach

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

3.2

Third Amended and Restated Bylaws of Concho Resources Inc., as amended March 27, 2017 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on March 28, 2017, and incorporated herein by reference).

4.1		Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K on February 22, 2013, and incorporated herein by reference).
10.1	(a)	Securities Purchase Agreement, dated January 19, 2017, between COG Operating LLC, as seller, and Plains Pipeline, L.P., as purchaser.
10.2	**

Form of Indemnification Agreement, dated March 27, 2017, between Concho Resources Inc. and Susan J. Helms (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 28, 2017, and incorporated herein by reference).

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

(a)  Filed herewith.

(b)  Furnished herewith.

**  Management compensatory plan or agreement