Form 10-Q
period 2017-09-30
CONCHO RESOURCES INC
filed 2017-11-01
CIK 1358071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Number of shares of the registrant’s common stock outstanding at October 30, 2017: 148,696,032 shares

i

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

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

iii

Concho Resources Inc.

Consolidated Balance Sheets

Unaudited

	September 30,	December 31,
(in millions, except share and per share amounts)	2017	2016
Assets
Current assets:
Cash and cash equivalents	$-	$53
Accounts receivable, net of allowance for doubtful accounts:
Oil and natural gas	271	220
Joint operations and other	223	238
Derivative instruments	4	4
Prepaid costs and other	37	31
Total current assets	535	546
Property and equipment:
Oil and natural gas properties, successful efforts method	20,754	18,476
Accumulated depletion and depreciation	(8,167)	(7,390)
Total oil and natural gas properties, net	12,587	11,086
Other property and equipment, net	232	216
Total property and equipment, net	12,819	11,302
Funds held in escrow	-	43
Deferred loan costs, net	14	11
Intangible asset - operating rights, net	24	24
Inventory	15	16
Noncurrent derivative instruments	28	-
Other assets	47	177
Total assets	$13,482	$12,119
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable - trade	$36	$28
Bank overdrafts	68	-
Revenue payable	135	132
Accrued drilling costs	381	359
Derivative instruments	37	82
Other current liabilities	153	152
Total current liabilities	810	753
Long-term debt	2,738	2,741
Deferred income taxes	1,150	766
Noncurrent derivative instruments	6	96
Asset retirement obligations and other long-term liabilities	147	140
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 authorized; 149,297,932 and
146,488,685 shares issued at September 30, 2017 and December 31, 2016, respectively	-	-
Additional paid-in capital	7,125	6,783
Retained earnings	1,573	884
Treasury stock, at cost; 597,551 and 429,708 shares at September 30, 2017 and
December 31, 2016, respectively	(67)	(44)
Total stockholders’ equity	8,631	7,623
Total liabilities and stockholders’ equity	$13,482	$12,119

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.

Consolidated Statements of Operations

Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2017	2016	2017	2016

Operating revenues:
Oil sales	$498	$348	$1,461	$929
Natural gas sales	129	82	345	181
Total operating revenues	627	430	1,806	1,110
Operating costs and expenses:
Oil and natural gas production	106	71	293	240
Production and ad valorem taxes	48	33	140	89
Exploration and abandonments	7	10	42	54
Depreciation, depletion and amortization	284	299	848	890
Accretion of discount on asset retirement obligations	2	2	6	5
Impairments of long-lived assets	-	-	-	1,525
General and administrative (including non-cash stock-based compensation of
$17 and $15 for the three months ended September 30, 2017
and 2016, respectively, and $43 for each of the nine months
ended September 30, 2017 and 2016)	64	53	180	160
(Gain) loss on derivatives	206	(41)	(289)	176
(Gain) loss on disposition of assets, net	(13)	1	(667)	(109)
Total operating costs and expenses	704	428	553	3,030
Income (loss) from operations	(77)	2	1,253	(1,920)
Other income (expense):
Interest expense	(39)	(53)	(118)	(162)
Loss on extinguishment of debt	(65)	(28)	(66)	(28)
Other, net	2	(2)	18	(9)
Total other expense	(102)	(83)	(166)	(199)
Income (loss) before income taxes	(179)	(81)	1,087	(2,119)
Income tax (expense) benefit	66	30	(398)	782
Net income (loss)	$(113)	$(51)	$689	$(1,337)
Earnings per share:
Basic net income (loss)	$(0.77)	$(0.38)	$4.64	$(10.18)
Diluted net income (loss)	$(0.77)	$(0.38)	$4.63	$(10.18)

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.

Consolidated Statement of Stockholders’ Equity

Unaudited

	Common Stock		Additional				Total
	Issued		Paid-in	Retained	Treasury Stock		Stockholders’
(in millions, except share data)	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
	(in thousands)				(in thousands)
BALANCE AT DECEMBER 31, 2016	146,489	$-	$6,783	$884	430	$(44)	$7,623
Adoption of ASU No. 2016-09 (Note 2)	-	-	8	-	-	-	8
BALANCE AT JANUARY 1, 2017	146,489	-	6,791	884	430	(44)	7,631
Net income	-	-	-	689	-	-	689
Common stock issued in business combinations	2,177	-	291	-	-	-	291
Stock options exercised	20	-	-	-	-	-	-
Grants of restricted stock	445	-	-	-	-	-	-
Performance unit share conversion	249	-	-	-	-	-	-
Cancellation of restricted stock	(82)	-	-	-	-	-	-
Stock-based compensation	-	-	43	-	-	-	43
Purchase of treasury stock	-	-	-	-	168	(23)	(23)
BALANCE AT SEPTEMBER 30, 2017	149,298	$-	$7,125	$1,573	598	$(67)	$8,631

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.

Consolidated Statements of Cash Flows

Unaudited

	Nine Months Ended
	September 30,
(in millions)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$689	$(1,337)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	848	890
Accretion of discount on asset retirement obligations	6	5
Impairments of long-lived assets	-	1,525
Exploration and abandonments, including dry holes	29	47
Non-cash stock-based compensation expense	43	43
Deferred income taxes	392	(768)
Gain on disposition of assets, net	(667)	(109)
(Gain) loss on derivatives	(289)	176
Net settlements received from derivatives	126	582
Loss on extinguishment of debt	66	28
Other non-cash items	1	10
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(61)	61
Prepaid costs and other	(1)	7
Inventory	(1)	2
Accounts payable	7	9
Revenue payable	5	(57)
Other current liabilities	(8)	(95)
Net cash provided by operating activities	1,185	1,019
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures on oil and natural gas properties	(1,958)	(927)
Additions to property, equipment and other assets	(34)	(20)
Proceeds from the disposition of assets	803	296
Direct transaction costs for disposition of assets	(18)	-
Funds held in escrow	-	(81)
Contributions to equity method investments	-	(51)
Net cash used in investing activities	(1,207)	(783)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	2,267	-
Payments of debt	(2,255)	(600)
Debt extinguishment costs	(63)	(21)
Excess tax deficiency from stock-based compensation (Note 2)	-	(1)
Net proceeds from issuance of common stock	-	1,327
Payments for loan costs	(25)	-
Purchase of treasury stock	(23)	(11)
Increase in bank overdrafts	68	-
Net cash provided by (used in) financing activities	(31)	694
Net increase (decrease) in cash and cash equivalents	(53)	930
Cash and cash equivalents at beginning of period	53	229
Cash and cash equivalents at end of period	$-	$1,159
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for business combinations	$291	$231

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2017

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

Note 2. Summary of significant accounting policies

Principles of consolidation. The consolidated financial statements of the Company include the accounts of the Company and its 100 percent owned subsidiaries. The Company consolidates the financial statements of these entities. The consolidated financial statements also include the accounts of a variable interest entity (“VIE”) where the Company is the primary beneficiary of the arrangements. See Note 4 for additional information regarding the circumstances surrounding the VIE. All material intercompany balances and transactions have been eliminated.

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

Cash equivalents. The Company considers all cash on hand, depository accounts held by banks, money market accounts and investments with an original maturity of three months or less to be cash equivalents. The Company’s cash and cash equivalents are held in financial institutions in amounts that exceed the insurance limits of the Federal Deposit Insurance Corporation. However, management believes that the Company’s counterparty risks are minimal based on the reputation and history of the institutions selected. At December 31, 2016, the majority of the Company’s cash was invested in stable value government money market funds.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2017

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

The Company owns a 23.75 percent membership interest in Oryx Southern Delaware Holdings, LLC (“Oryx”), an entity that operates a crude oil gathering and transportation system in the Southern Delaware Basin. The Company accounts for its investment in Oryx under the equity method of accounting for investments in unconsolidated affiliates. The Company’s net investment in Oryx was approximately $47 million and $42 million at September 30, 2017 and December 31, 2016, respectively, and is included in other assets in the Company’s consolidated balance sheets. Gains and losses incurred from the Company’s equity investment in Oryx are recorded in other income (expense) in its consolidated statements of operations.

Revenue recognition. Oil and natural gas revenues are recorded at the time of physical transfer of such products to the purchaser, which for the Company is primarily at the wellhead. The Company follows the sales method of accounting for oil and natural gas sales, recognizing revenues based on the Company’s actual proceeds from the oil and natural gas sold to purchasers.

General and administrative expense. The Company receives fees for the operation of jointly-owned oil and natural gas properties during the drilling and production phases and records such reimbursements as reductions of general and administrative expense. The Company earned reimbursements of approximately $4 million for each of the three months ended September 30, 2017 and 2016 and approximately $12 million for each of the nine months ended September 30, 2017 and 2016.

Recently adopted accounting pronouncements. The Company adopted Accounting Standards Update (“ASU”) No. 2016-09, “Compensation–Stock Compensations (Topic 718): Improvements to Employee Share-based Payment Accounting,” on January 1, 2017. The adoption did not have an impact on prior period consolidated financial statements. The Company elected to account for forfeitures of share-based payments as they occur. At December 31, 2016, the Company had not recorded compensation expense of approximately $8 million based on forecasted forfeitures nor the associated deferred tax benefit of approximately $3 million. The Company recognized all excess tax benefits not previously recorded, which totaled approximately $5 million at December 31, 2016. Upon adoption, the Company recorded a cumulative-effect adjustment, which decreased retained earnings by less than $1 million, increased additional paid-in capital by approximately $8 million, and decreased net deferred income taxes by approximately $8 million. The Company elected to prospectively classify excess tax benefits and deficiencies as operating activities on the consolidated statements of cash flows and will prospectively record those excess tax benefits and deficiencies as discrete items in the income tax provision in the consolidated statements of operations. Under the new standard, for the nine months ended September 30, 2017, the Company recorded excess tax benefits of approximately $6 million as offsets to the Company’s income tax provision. Also under the new standard, for the three and nine months ended September 30, 2017, the Company recorded forfeitures of share-based payments of approximately $1 million and $7 million, respectively.

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

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2017

Unaudited

recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services.

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which deferred the effective date of ASU No. 2014-09 by one year. That new standard is now effective for annual reporting periods beginning after December 15, 2017. The Company expects to use the modified retrospective method to adopt the standard, meaning the cumulative effect of initially applying the standard will be recognized with an adjustment to retained earnings on January 1, 2018. The Company has substantially completed its internal evaluation of the adoption of this standard, which included a review of all revenue-related contracts with customers and the application of the new revenue recognition model against those contracts. The Company is also updating its revenue recognition policy to conform to the new standard. The Company also expects to expand its revenue recognition related disclosure. Including those changes previously discussed, the Company does not expect this new guidance will have a material impact on its consolidated financial statements.

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

September 30, 2017

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

The following table reflects the Company’s net capitalized exploratory well activity during the nine months ended September 30, 2017:

Nine Months Ended
(in millions)	September 30, 2017

Beginning capitalized exploratory well costs	$151
Additions to exploratory well costs pending the determination of proved reserves	255
Reclassifications due to determination of proved reserves	(136)
Ending capitalized exploratory well costs	$270

The following table provides an aging at September 30, 2017 and December 31, 2016 of capitalized exploratory well costs based on the date drilling was completed:

	September 30,	December 31,
(in millions, except number of projects)	2017	2016

Capitalized exploratory well costs that have been capitalized for a period of one year or less	$266	$141
Capitalized exploratory well costs that have been capitalized for a period greater than one year	4	10
Total capitalized exploratory well costs	$270	$151
Number of projects with exploratory well costs that have been capitalized for a period greater
than one year	4	8

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2017

Unaudited

Note 4. Acquisitions and divestitures

Midland Basin acquisition. In July 2017, the Company completed an acquisition in the Midland Basin. As consideration for the acquisition, the Company paid approximately $595 million in cash. The acquisition is subject to customary post-closing adjustments.

Concurrent with the acquisition, the Company entered into a transaction structured as a reverse like-kind exchange (“Reverse 1031 Exchange”) in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). In connection with the Reverse 1031 Exchange, the Company assigned the ownership of the oil and natural gas properties acquired to a VIE formed by an exchange accommodation titleholder. The Company operates the properties pursuant to a management agreement with the VIE. At September 30, 2017, the Company was determined to be the primary beneficiary of the VIE, as the Company had the ability to control the activities that most significantly impact the VIE’s economic performance. The assets currently held by the VIE attributable to the acquisition will be conveyed to the Company or one of its subsidiaries, and the VIE structure will terminate, upon the earlier of (i) the completion of the Reverse 1031 Exchange or (ii) the expiration of the time allowed by the treasury regulations and published Internal Revenue Service guidance to complete the Reverse 1031 Exchange, which is 180 days from commencement. At September 30, 2017, the VIE’s total assets and liabilities included in the Company’s consolidated balance sheet were approximately $607 million and $605 million, respectively.

Northern Delaware Basin acquisition. In April 2017, the Company closed on the remainder of its acquisition in the Northern Delaware Basin. As consideration for the entire acquisition, the Company paid approximately $160 million in cash, of which $43 million was held in escrow at December 31, 2016, and issued to the seller approximately 2.2 million shares of its common stock with an approximate value of $291 million.

ACC divestiture. In February 2017, the Company closed on the divestiture of its ownership interest in ACC. The Company and its joint venture partner entered into separate agreements to sell 100 percent of their respective ownership interests in ACC. After adjustments for debt and working capital, the Company received cash proceeds from the sale of approximately $801 million. After direct transaction costs, the Company recorded a pre-tax gain on disposition of assets of approximately $655 million. The Company’s net investment in ACC at the time of closing was approximately $129 million.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2017

Unaudited

Note 5.  Stock incentive plan

The Company’s 2015 Stock Incentive Plan provides for granting stock options, restricted stock awards and performance awards to directors, officers and employees of the Company. The restricted stock-based compensation awards generally vest over a period ranging from one to eight years.

A summary of the Company’s Stock Incentive Plan activity for the nine months ended September 30, 2017 is presented below:

	Restricted	Stock	Performance
	Stock Shares	Options	Units

Outstanding at December 31, 2016	1,157,270	20,000	331,526
Awards granted (a)	445,384	-	108,398
Options exercised	-	(20,000)	-
Awards cancelled / forfeited	(82,200)	-	(43,333)
Lapse of restrictions	(389,965)	-	-
Outstanding at September 30, 2017	1,130,489	-	396,591

(a) Weighted average grant date fair value per share/unit	$121.77	$-	$183.48

The following table reflects the future stock-based compensation expense to be recorded for all the stock-based compensation awards that were outstanding at September 30, 2017:

(in millions)

Remaining 2017	$17
2018	47
2019	25
Thereafter	8
Total	$97

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2017

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

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2017

Unaudited

Financial Assets and Liabilities Measured at Fair Value

The following table presents the carrying amounts and fair values of the Company’s financial instruments at September 30, 2017 and December 31, 2016:

		September 30, 2017		December 31, 2016
		Carrying	Fair	Carrying	Fair
(in millions)		Value	Value	Value	Value

	Assets:
	Derivative instruments	$32	$32	$4	$4

	Liabilities:
	Derivative instruments	$43	$43	$178	$178
	Credit facility	$368	$368	$-	$-
	$600 million 5.5% senior notes due 2022 (a)	$-	$-	$594	$620
	$1,550 million 5.5% senior notes due 2023 (a)	$-	$-	$1,555	$1,621
	$600 million 4.375% senior notes due 2025 (a)	$593	$632	$592	$599
	$1,000 million 3.75% senior notes due 2027 (a)	$988	$1,006	$-	$-
	$800 million 4.875% senior notes due 2047 (a)	$789	$834	$-	$-

(a)	The carrying value includes associated deferred loan costs and any premium (discount).

Credit facility. The carrying amount of the Company’s credit facility approximates its fair value, as the applicable interest rates are variable and reflective of market rates.

Senior notes. The fair values of the Company’s senior notes are based on quoted market prices. The debt securities are not actively traded and, therefore, are classified as Level 2 in the fair value hierarchy.

Other financial assets and liabilities. The Company has other financial instruments consisting primarily of receivables, payables and other current assets and liabilities. The carrying amounts approximate fair value due to the short maturity of these instruments.

Derivative instruments. The fair value of the Company’s derivative instruments is estimated by management considering various factors, including closing exchange and over-the-counter quotations and the time value of the underlying commitments. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following tables summarize (i) the valuation of each of the Company’s financial instruments by required fair value hierarchy levels and (ii) the gross fair value by the appropriate balance sheet classification, even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the Company’s consolidated balance sheets at September 30, 2017 and December 31, 2016. The Company nets the fair value of derivative instruments by counterparty in the Company’s consolidated balance sheets.

September 30, 2017
	Fair Value Measurements Using					Net
	Quoted Prices				Gross	Fair Value
	in Active	Significant			Amounts	Presented
	Markets for	Other	Significant		Offset in the	in the
	Identical	Observable	Unobservable		Consolidated	Consolidated
	Assets	Inputs	Inputs	Total	Balance	Balance
(in millions)	(Level 1)	(Level 2)	(Level 3)	Fair Value	Sheet	Sheet

Assets:
Current:
Commodity derivatives	$-	$35	$-	$35	$(31)	$4
Noncurrent:
Commodity derivatives	-	44	-	44	(16)	28

Liabilities:
Current:
Commodity derivatives	-	(68)	-	(68)	31	(37)
Noncurrent:
Commodity derivatives	-	(22)	-	(22)	16	(6)

Net derivative instruments	$-	$(11)	$-	$(11)	$-	$(11)

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2017

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

Concentrations of credit risk. At September 30, 2017, the Company’s primary concentrations of credit risk are the risk of collecting accounts receivable and the risk of counterparties’ failure to perform under derivative obligations.

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

September 30, 2017

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

The Company calculates the expected undiscounted future net cash flows of its long-lived assets and their integrated assets using management’s assumptions and expectations of (i) commodity prices, which are based on the New York Mercantile Exchange (“NYMEX”) strip, (ii) pricing adjustments for differentials, (iii) production costs, (iv) capital expenditures, (v) production volumes, (vi) estimated proved reserves and risk-adjusted probable and possible reserves, and (vii) prevailing market rates of income and expenses from integrated assets. At September 30, 2017, the Company’s estimates of commodity prices for purposes of determining undiscounted future cash flows, which are based on the NYMEX strip, ranged from a 2017 price of $52.29 per barrel of oil decreasing to a 2021 price of $50.77 per barrel of oil partially recovering to a 2024 price of $52.01 per barrel of oil. Similarly, natural gas prices ranged from a 2017 price of $3.14 per Mcf of natural gas decreasing to a 2020 price of $2.85 per Mcf of natural gas partially recovering to a 2024 price of $2.88 per Mcf of natural gas. Commodity prices for this purpose were held flat after 2024.

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

September 30, 2017

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

The following table summarizes the amounts reported in earnings related to the commodity derivative instruments for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016

Gain (loss) on derivatives:
Oil derivatives	$(205)	$36	$260	$(173)
Natural gas derivatives	(1)	5	29	(3)
Total	$(206)	$41	$289	$(176)

The following table represents the Company’s net cash receipts from (payments on) derivatives for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016

Net cash receipts from (payments on) derivatives:
Oil derivatives	$28	$154	$129	$566
Natural gas derivatives	2	1	(3)	16
Total	$30	$155	$126	$582

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2017

Unaudited

Commodity derivative contracts at September 30, 2017. The following table sets forth the Company’s outstanding derivative contracts at September 30, 2017. When aggregating multiple contracts, the weighted average contract price is disclosed. All of the Company’s derivative contracts at September 30, 2017 are expected to settle by December 31, 2019.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Oil Price Swaps: (a)
2017:
Volume (Bbl)				9,370,080	9,370,080
Price per Bbl				$51.33	$51.33
2018:
Volume (Bbl)	8,180,629	7,546,170	7,064,318	6,676,007	29,467,124
Price per Bbl	$51.54	$51.45	$51.36	$51.26	$51.41
2019:
Volume (Bbl)	5,314,000	5,090,000	4,897,000	4,721,000	20,022,000
Price per Bbl	$52.54	$52.52	$52.54	$52.55	$52.54
Oil Basis Swaps: (b)
2017:
Volume (Bbl)				8,508,000	8,508,000
Price per Bbl				$(0.74)	$(0.74)
2018:
Volume (Bbl)	7,936,000	7,521,000	6,961,000	6,684,000	29,102,000
Price per Bbl	$(1.02)	$(1.01)	$(1.01)	$(1.01)	$(1.01)
2019:
Volume (Bbl)	4,581,000	4,428,000	4,262,000	4,139,000	17,410,000
Price per Bbl	$(1.17)	$(1.17)	$(1.18)	$(1.18)	$(1.17)
Natural Gas Price Swaps: (c)
2017:
Volume (MMBtu)				14,673,000	14,673,000
Price per MMBtu				$3.10	$3.10
2018:
Volume (MMBtu)	11,156,000	10,641,000	10,219,000	9,904,000	41,920,000
Price per MMBtu	$3.06	$3.05	$3.05	$3.04	$3.05
2019:
Volume (MMBtu)	2,791,533	2,681,387	2,578,537	2,489,535	10,540,992
Price per MMBtu	$2.86	$2.85	$2.85	$2.85	$2.85

(a) The index prices for the oil price swaps are based on the NYMEX – West Texas Intermediate (“WTI”) monthly average futures price.
(b) The basis differential price is between Midland – WTI and Cushing – WTI.
(c) The index prices for the natural gas price swaps are based on the NYMEX – Henry Hub last trading day futures price.

Derivative counterparties.  The Company uses credit and other financial criteria to evaluate the creditworthiness of counterparties to its derivative instruments. The Company believes that all of its derivative counterparties are currently acceptable credit risks. The Company is not required to provide credit support or collateral to any counterparties under its derivative contracts, nor are they required to provide credit support to the Company. In September 2017, the Company elected to enter into an “Investment Grade Period” under the Credit Facility, as defined below, which had the effect of releasing all collateral formerly securing the Credit Facility. Additionally, as a result of the Company’s Investment Grade Period election along with amendments to certain ISDA Agreements with the Company’s derivative counterparties, the Company’s derivatives are no longer secured. See Note 8 for additional information regarding the Credit Facility.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2017

Unaudited

Note 8. Debt

The Company’s debt consisted of the following at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
(in millions)	2017	2016

Credit facility	$368	$-
5.5% unsecured senior notes due 2022	-	600
5.5% unsecured senior notes due 2023	-	1,550
4.375% unsecured senior notes due 2025	600	600
3.75% unsecured senior notes due 2027	1,000	-
4.875% unsecured senior notes due 2047	800	-
Unamortized original issue premium (discount), net	(6)	22
Senior notes issuance costs, net	(24)	(31)
Less: current portion	-	-
Total long-term debt	$2,738	$2,741

Credit facility. The Company’s credit facility, as amended and restated (the “Credit Facility”), has a maturity date of May 9, 2022. At September 30, 2017, the Company’s commitments from its bank group were $2.0 billion.

In April 2017, the Company amended the Credit Facility to extend the maturity date, increase the borrowing base and decrease unused lender commitments. The amendment also lowered the corporate ratings floor sufficient to automatically terminate an Investment Grade Period under the Credit Facility from (i) “Ba1” to “Ba2” for Moody’s Investors Service, Inc. (“Moody’s”) and (ii) “BB+” to “BB” for S&P Global Ratings (“S&P”).

The Company recorded a loss on extinguishment of debt of approximately $1 million during the nine months ended September 30, 2017 for the proportional amount of unamortized deferred loan costs associated with banks that are no longer in the Credit Facility syndicate as a result of the April 2017 amendment.

In September 2017, the Company elected to enter into an Investment Grade Period under the Credit Facility, which had the effect of releasing all collateral formerly securing the Credit Facility. If the Investment Grade Period under the Credit Facility terminates (whether automatically due to a downgrade of the Company’s credit ratings below certain thresholds or by the Company’s election), the Credit Facility will once again be secured by a first lien on substantially all of the Company’s oil and natural gas properties and by a pledge of the equity interests in its subsidiaries. At September 30, 2017, certain of the Company’s 100 percent owned subsidiaries are guarantors under the Credit Facility.

During an Investment Grade Period, advances on the Credit Facility bear interest, at the Company’s option, based on (i) an alternative base rate, which is equal to the highest of (a) the prime rate of JPMorgan Chase Bank (4.25 percent at September 30, 2017), (b) the federal funds effective rate plus 0.5 percent and (c) the London Interbank Offered Rate (“LIBOR”) plus 1.0 percent or (ii) LIBOR. The Credit Facility’s interest rates and commitment fees on the unused portion of the available commitment vary depending on the Company’s credit ratings from Moody’s and S&P. At the Company’s current credit ratings, LIBOR Rate Loans and Alternate Base Rate Loans bear interest margins of 150 basis points and 50 basis points per annum, respectively, and commitment fees on the unused portion of the available commitment are 25 basis points per annum.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2017

Unaudited

The Credit Facility contains various restrictive covenants and compliance requirements, which include:

•         maintenance of certain financial ratios, including maintenance of a quarterly ratio of consolidated total debt to consolidated earnings before interest expense, income taxes, depletion, depreciation, and amortization, exploration expense and other noncash income and expenses to be no greater than 4.25 to 1.0, and during an Investment Grade Period, if the Company does not have both a rating of “Baa3” or better from Moody’s and a rating of “BBB-” or better from S&P, maintenance of a quarterly ratio of PV-9 of the Company’s oil and natural gas properties reflected in its most recently delivered reserve report to consolidated total debt to be no less than 1.50 to 1.0;

•         limits on the incurrence of additional indebtedness and certain types of liens;

•         restrictions as to mergers, combinations and dispositions of assets; and

•         restrictions on the payment of cash dividends.

Senior notes. Interest on the Company’s senior notes is paid in arrears semi-annually. The senior notes are fully and unconditionally guaranteed on a senior unsecured basis by certain of the Company’s 100 percent owned subsidiaries, subject to customary release provisions as described in Note 13.

In September 2017, the Company issued $1,800 million in aggregate principal amount of unsecured senior notes, consisting of $1,000 million in aggregate principal amount of 3.75% unsecured senior notes due 2027 (the “3.75% Notes”) and $800 million in aggregate principal amount of 4.875% unsecured senior notes due 2047 (the “4.875% Notes” and, together with the 3.75% Notes, the “Notes”). The 3.75% Notes were issued at a price equal to 99.636 percent of par, and the 4.875% Notes were issued at a price equal to 99.749 percent of par. The Company received net proceeds of approximately $1,777 million.

Additionally, in September 2017, the Company completed a cash tender offer (the “Tender Offer”) to purchase any and all of the outstanding $600 million aggregate principal amount of its 5.5% unsecured senior notes due 2022 and the outstanding $1,550 million aggregate principal amount of its 5.5% unsecured senior notes due 2023 (collectively, the “5.5% Notes”). The Company received tenders from the holders of approximately $1,232 million in aggregate principal amount, or approximately 57.3 percent, of its outstanding 5.5% Notes in connection with the Tender Offer at a price of 102.934 percent of the unpaid principal amount plus accrued and unpaid interest to the settlement date.

In connection with the Tender Offer, the Company redeemed the remaining outstanding 5.5% Notes not purchased in the Tender Offer at a price, including the make-whole premium as determined in accordance with the indentures, of 102.75 percent of the unpaid principal amount plus accrued and unpaid interest. Additionally in September 2017, the Company completed a satisfaction and discharge of the redeemed notes, where the Company prepaid interest to October 13, 2017. The Company used the net proceeds from the offering of the Notes, together with cash on hand and borrowings under its Credit Facility, to fund the Tender Offer and the satisfaction and discharge of its obligations under the indentures of the 5.5% Notes.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2017

Unaudited

As a result of these transactions, the Company recorded a loss on extinguishment of debt for the three and nine months ended September 30, 2017 as follows:

(in millions)	Tender Offer	Extinguishment	Total

Tender premium	$36	$-	$36
Make-whole premium	-	25	25
Prepaid interest	-	2	2
Unamortized original issue premium	(11)	(8)	(19)
Unamortized deferred loan costs	12	9	21
Total loss on extinguishment of debt	$37	$28	$65

At September 30, 2017, the Company was in compliance with the covenants under all of its debt instruments.

Principal maturities of long-term debt.  Principal maturities of long-term debt outstanding at September 30, 2017 were as follows:

(in millions)

Remaining 2017	$-
2018	-
2019	-
2020	-
2021	-
2022	368
Thereafter	2,400
Total	$2,768

Interest expense.  The following amounts have been incurred and charged to interest expense for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016

Cash payments for interest	$73	$109	$138	$215
Non-cash interest	1	3	5	7
Net changes in accruals	(35)	(59)	(25)	(60)
Total interest expense	$39	$53	$118	$162

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2017

Unaudited

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

Commitments. The Company periodically enters into contractual arrangements under which the Company is committed to expend funds. These contractual arrangements relate to purchase agreements the Company has entered into including drilling commitments, water commitment agreements, throughput volume delivery commitments, power commitments, fixed asset commitments and maintenance commitments. The following table summarizes the Company’s commitments at September 30, 2017:

(in millions)

Remaining 2017	$10
2018	40
2019	59
2020	32
2021	31
2022	26
Thereafter	88
Total	$286

Operating leases. The Company leases vehicles, equipment and office facilities under non-cancellable operating leases. Lease payments associated with these operating leases were approximately $2 million for each of the three months ended September 30, 2017 and 2016 and approximately $7 million and $6 million for the nine months ended September 30, 2017 and 2016, respectively.

Future minimum lease commitments under non-cancellable operating leases at September 30, 2017 were as follows:

(in millions)

Remaining 2017	$2
2018	9
2019	7
2020	6
2021	4
2022	-
Thereafter	1
Total	$29

Note 10. Income taxes

The effective income tax rates were 36.7 percent and 37.3 percent for the three months ended September 30, 2017 and 2016, respectively, and 36.6 percent and 36.9 percent for the nine months ended September 30, 2017 and 2016, respectively. Total income tax expense for the nine months ended September 30, 2017 differed from amounts computed by applying the United States federal statutory tax rates to pre-tax income primarily due to state income taxes and the impact of permanent differences between book and taxable income. The Company recorded a discrete income tax benefit of approximately $6 million for the nine months ended September 30, 2017 related to excess tax benefits on stock-based awards, which are recorded in the income tax provision pursuant to ASU No. 2016-09, which was adopted on January 1, 2017. Total income tax benefit for the three months ended September 30, 2017 and the three and nine months ended September 30, 2016 differed from amounts computed by applying the United States federal statutory tax rates to pre-tax loss primarily due to state income taxes, partially offset by the impact of permanent differences between book and taxable loss.

Note 11. Related party transactions

The Company paid royalties on certain properties to a partnership in which a director of the Company is the general partner and owns a 3.5 percent partnership interest. These payments were reported in the Company’s consolidated statements of operations and totaled approximately $1 million for each of the three months ended September 30, 2017 and 2016 and approximately $5 million and $3 million for the nine months ended September 30, 2017 and 2016, respectively.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2017

Unaudited

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

The following table reconciles the Company’s earnings from operations and earnings attributable to common stockholders to the basic and diluted earnings used to determine the Company’s earnings per share amounts for the three and nine months ended September 30, 2017 and 2016, respectively, under the two-class method:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016

Net income (loss) as reported	$(113)	$(51)	$689	$(1,337)
Participating basic earnings (a)	-	-	(5)	-
Basic earnings attributable to common stockholders	(113)	(51)	684	(1,337)
Reallocation of participating earnings	-	-	-	-
Diluted earnings attributable to common stockholders	$(113)	$(51)	$684	$(1,337)

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

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2017

Unaudited

The following table is a reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016

Weighted average common shares outstanding:
Basic	147,557	135,454	147,233	131,417
Dilutive common stock options	-	-	4	-
Dilutive performance units	-	-	549	-
Diluted	147,557	135,454	147,786	131,417

The following table is a summary of the performance units that were not included in the computation of diluted earnings per share, as inclusion of these items would be antidilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016

Number of antidilutive units:
Antidilutive performance units	-	-	107	-

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

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2017

Unaudited

Note 13. Subsidiary guarantors

At September 30, 2017, certain of the Company’s 100 percent owned subsidiaries have fully and unconditionally guaranteed the Company’s senior notes. The indentures governing the Company’s senior notes provide that the guarantees of its subsidiary guarantors will be released in certain customary circumstances including (i) in connection with any sale, exchange or other disposition, whether by merger, consolidation or otherwise, of the capital stock of that guarantor to a person that is not the Company or a restricted subsidiary of the Company, such that, after giving effect to such transaction, such guarantor would no longer constitute a subsidiary of the Company, (ii) in connection with any sale, exchange or other disposition (other than a lease) of all or substantially all of the assets of that guarantor to a person that is not the Company or a restricted subsidiary of the Company, (iii) upon the merger of a guarantor into the Company or any other guarantor or the liquidation or dissolution of a guarantor, (iv) if the Company designates any restricted subsidiary that is a guarantor to be an unrestricted subsidiary in accordance with the indenture, (v) upon legal defeasance or satisfaction and discharge of the indenture and (vi) upon written notice of such release or discharge by the Company to the trustee following the release or discharge of all guarantees by such guarantor of any indebtedness that resulted in the creation of such guarantee, except a discharge or release by or as a result of payment under such guarantee.

See Note 8 for a summary of the Company’s senior notes. In accordance with practices accepted by the United States Securities and Exchange Commission, the Company has prepared condensed consolidating financial statements in order to quantify the assets, results of operations and cash flows of such subsidiaries as subsidiary guarantors. In addition, two of the Company’s subsidiaries do not guarantee the Company’s senior notes and are included in the Company’s consolidated financial statements. One of such entities is a VIE that was formed to effectuate a tax-free exchange of assets, and the other entity is a 100 percent owned subsidiary that was recently acquired. These entities are referred to as “Subsidiary Non-Guarantors” in the tables below.

The following condensed consolidating balance sheets at September 30, 2017 and December 31, 2016, condensed consolidating statements of operations for the three and nine months ended September 30, 2017 and 2016 and condensed consolidating statements of cash flows for the nine months ended September 30, 2017 and 2016, present financial information for Concho Resources Inc. as the parent on a stand-alone basis (carrying any investments in subsidiaries under the equity method), financial information for the subsidiary guarantors on a stand-alone basis (carrying any investment in non-guarantor subsidiaries under the equity method), financial information for the subsidiary non-guarantors on a stand-alone basis and the consolidation and elimination entries necessary to arrive at the information for the Company on a consolidated basis. All current and deferred income taxes are recorded on Concho Resources Inc., as the subsidiaries are flow-through entities for income tax purposes. The subsidiary guarantors and subsidiary non-guarantors are not restricted from making distributions to the Company.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2017

Unaudited

Condensed Consolidating Balance Sheet
September 30, 2017

	Parent	Subsidiary	Subsidiary	Consolidating
(in millions)	Issuer	Guarantors	Non-Guarantors	Entries	Total

ASSETS
Accounts receivable - related parties	$8,903	$(653)	$-	$(8,250)	$-
Other current assets	14	515	6	-	535
Oil and natural gas properties, net	-	11,968	619	-	12,587
Property and equipment, net	-	232	-	-	232
Investment in subsidiaries	2,963	-	-	(2,963)	-
Other long-term assets	42	86	-	-	128
Total assets	$11,922	$12,148	$625	$(11,213)	$13,482

LIABILITIES AND EQUITY
Accounts payable - related parties	$(653)	$8,290	$613	$(8,250)	$-
Other current liabilities	50	756	4	-	810
Long-term debt	2,738	-	-	-	2,738
Other long-term liabilities	1,156	141	6	-	1,303
Equity	8,631	2,961	2	(2,963)	8,631
Total liabilities and equity	$11,922	$12,148	$625	$(11,213)	$13,482

Condensed Consolidating Balance Sheet
December 31, 2016

	Parent	Subsidiary	Consolidating
(in millions)	Issuer	Guarantors	Entries	Total

ASSETS
Accounts receivable - related parties	$8,991	$(336)	$(8,655)	$-
Other current assets	12	534	-	546
Oil and natural gas properties, net	-	11,086	-	11,086
Property and equipment, net	-	216	-	216
Investment in subsidiaries	1,989	-	(1,989)	-
Other long-term assets	11	260	-	271
Total assets	$11,003	$11,760	$(10,644)	$12,119

LIABILITIES AND EQUITY
Accounts payable - related parties	$(336)	$8,991	$(8,655)	$-
Other current liabilities	114	639	-	753
Long-term debt	2,741	-	-	2,741
Other long-term liabilities	861	141	-	1,002
Equity	7,623	1,989	(1,989)	7,623
Total liabilities and equity	$11,003	$11,760	$(10,644)	$12,119

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2017

Unaudited

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2017

	Parent	Subsidiary	Subsidiary	Consolidating
(in millions)	Issuer	Guarantors	Non-Guarantors	Entries	Total

Total operating revenues	$-	$619	$8	$-	$627
Total operating costs and expenses	(207)	(491)	(6)	-	(704)
Income (loss) from operations	(207)	128	2	-	(77)
Interest expense	(39)	-	-	-	(39)
Loss on extinguishment of debt	(65)	-	-	-	(65)
Other, net	132	2	-	(132)	2
Income (loss) before income
taxes	(179)	130	2	(132)	(179)
Income tax benefit	66	-	-	-	66
Net income (loss)	$(113)	$130	$2	$(132)	$(113)

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2016

	Parent	Subsidiary	Consolidating
(in millions)	Issuer	Guarantors	Entries	Total

Total operating revenues	$-	$430	$-	$430
Total operating costs and expenses	41	(469)	-	(428)
Income (loss) from operations	41	(39)	-	2
Interest expense	(52)	(1)	-	(53)
Loss on extinguishment of debt	(28)	-	-	(28)
Other, net	(42)	(2)	42	(2)
Loss before income taxes	(81)	(42)	42	(81)
Income tax benefit	30	-	-	30
Net loss	$(51)	$(42)	$42	$(51)

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2017

	Parent	Subsidiary	Subsidiary	Consolidating
(in millions)	Issuer	Guarantors	Non-Guarantors	Entries	Total

Total operating revenues	$-	$1,798	$8	$-	$1,806
Total operating costs and expenses	288	(835)	(6)	-	(553)
Income from operations	288	963	2	-	1,253
Interest expense	(117)	(1)	-	-	(118)
Loss on extinguishment of debt	(66)	-	-	-	(66)
Other, net	982	18	-	(982)	18
Income before income taxes	1,087	980	2	(982)	1,087
Income tax expense	(398)	-	-	-	(398)
Net income	$689	$980	$2	$(982)	$689

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2016

	Parent	Subsidiary	Consolidating
(in millions)	Issuer	Guarantors	Entries	Total

Total operating revenues	$-	$1,110	$-	$1,110
Total operating costs and expenses	(177)	(2,853)	-	(3,030)
Loss from operations	(177)	(1,743)	-	(1,920)
Interest expense	(159)	(3)	-	(162)
Loss on extinguishment of debt	(28)	-	-	(28)
Other, net	(1,755)	(10)	1,756	(9)
Loss before income taxes	(2,119)	(1,756)	1,756	(2,119)
Income tax benefit	782	-	-	782
Net loss	$(1,337)	$(1,756)	$1,756	$(1,337)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2017

	Parent	Subsidiary	Subsidiary	Consolidating
(in millions)	Issuer	Guarantors	Non-Guarantors	Entries	Total

Net cash flows provided by operating activities	$99	$1,084	$2	$-	$1,185
Net cash flows used in investing activities	-	(592)	(615)	-	(1,207)
Net cash flows provided by (used in) financing
activities	(99)	(545)	613	-	(31)
Net decrease in cash and cash equivalents	-	(53)	-	-	(53)
Cash and cash equivalents at beginning of period	-	53	-	-	53
Cash and cash equivalents at end of period	$-	$-	$-	$-	$-

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2016

	Parent	Subsidiary	Consolidating
(in millions)	Issuer	Guarantors	Entries	Total

Net cash flows provided by (used in) operating activities	$(694)	$1,713	$-	$1,019
Net cash flows used in investing activities	-	(783)	-	(783)
Net cash flows provided by financing activities	694	-	-	694
Net increase in cash and cash equivalents	-	930	-	930
Cash and cash equivalents at beginning of period	-	229	-	229
Cash and cash equivalents at end of period	$-	$1,159	$-	$1,159

Note 14. Subsequent events

New commodity derivative contracts.  After September 30, 2017, the Company entered into the following oil price swaps, oil basis swaps and natural gas price swaps to hedge additional amounts of the Company’s estimated future production:

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter	Total

Oil Price Swaps: (a)
	2017:
	Volume (Bbl)				846,000	846,000
	Price per Bbl				$51.29	$51.29
	2018:
	Volume (Bbl)	953,000	600,000	407,000	296,000	2,256,000
	Price per Bbl	$51.55	$51.39	$51.43	$51.28	$51.45
	2019:
	Volume (Bbl)	1,035,000	1,046,500	828,000	828,000	3,737,500
	Price per Bbl	$51.25	$51.25	$51.14	$51.14	$51.20
Oil Basis Swaps: (b)
	2017:
	Volume (Bbl)				1,499,000	1,499,000
	Price per Bbl				$(0.12)	$(0.12)
	2018:
	Volume (Bbl)	540,000	546,000	276,000	276,000	1,638,000
	Price per Bbl	$(0.21)	$(0.21)	$(0.38)	$(0.38)	$(0.27)
	2019:
	Volume (Bbl)	1,395,000	1,410,500	1,426,000	1,426,000	5,657,500
	Price per Bbl	$(0.68)	$(0.68)	$(0.68)	$(0.68)	$(0.68)
Natural Gas Price Swaps: (c)
	2017:
	Volume (MMBtu)				3,660,000	3,660,000
	Price per MMBtu				$3.02	$3.02
	2018:
	Volume (MMBtu)	5,400,000	5,460,000	4,600,000	4,600,000	20,060,000
	Price per MMBtu	$3.02	$3.02	$3.01	$3.01	$3.02
	2019:
	Volume (MMBtu)	1,800,000	1,820,000	1,840,000	1,840,000	7,300,000
	Price per MMBtu	$2.86	$2.86	$2.86	$2.86	$2.86

(a)	The index prices for the oil price swaps are based on the NYMEX – WTI monthly average futures price.
(b)	The basis differential price is between Midland – WTI and Cushing – WTI.
(c)	The index prices for the natural gas price swaps are based on the NYMEX – Henry Hub last trading day futures price.

Note 15. Supplementary information

Capitalized costs

	September 30,	December 31,
(in millions)	2017	2016

Oil and natural gas properties:
Proved	$17,950	$16,620
Unproved	2,804	1,856
Less: accumulated depletion	(8,167)	(7,390)
Net capitalized costs for oil and natural gas properties	$12,587	$11,086

Costs incurred for oil and natural gas producing activities

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016

Property acquisition costs:
Proved	$162	$1	$301	$257
Unproved	472	14	865	172
Exploration	252	177	725	513
Development	175	97	478	287
Total costs incurred for oil and natural gas properties	$1,061	$289	$2,369	$1,229

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

Overview

We are an independent oil and natural gas company engaged in the acquisition, development, exploration and production of oil and natural gas properties. Our core operations are primarily focused in the Permian Basin of southeast New Mexico and west Texas. Concho’s legacy in the Permian Basin provides us a deep understanding of operating and geological trends. We are actively applying new technologies, such as extended length lateral drilling, multi-well pad development and enhanced completion techniques, throughout our four core operating areas: the Northern Delaware Basin, the Southern Delaware Basin, the Midland Basin and the New Mexico Shelf. Oil comprised 59 percent of our 720 MMBoe of estimated proved reserves at December 31, 2016 and 62 percent of our 186,449 Boe of average daily production for the nine months ended September 30, 2017. We seek to operate the wells in which we own an interest, and we operated wells that accounted for 92 percent of our proved developed producing reserves and 79 percent of our 7,858 gross wells at December 31, 2016. By controlling operations, we are able to more effectively manage the cost and timing of exploration and development of our properties, including the drilling and stimulation methods used.

Financial and Operating Performance

Our financial and operating performance for the nine months ended September 30, 2017 and 2016 included the following highlights:

•         Net income was $689 million ($4.63 per diluted share) as compared to net loss of $1.3 billion ($(10.18) per diluted share) for the first nine months of 2017 and 2016, respectively. The increase was primarily due to:

•       no recorded impairments of long-lived assets during the nine months ended September 30, 2017, as compared to $1.5 billion in non-cash impairment charges in 2016,  primarily attributable to properties in our New Mexico Shelf area;

•       $696 million increase in oil and natural gas revenues as a result of a 28 percent increase in production and a 28 percent increase in commodity price realizations per Boe (excluding the effects of derivative activities);

•       gain on disposition of assets, net increased $558 million due to a gain of approximately $667 million during the nine months ended September 30, 2017 primarily due to our disposition of Alpha Crude Connector, LLC (“ACC”), as compared to a gain of approximately $109 million during 2016 primarily attributable to our Northern Delaware Basin divestiture in February 2016;

•       $465  million change in (gain) loss on derivatives due to a $289 million gain on derivatives during the nine months ended September 30, 2017, as compared to a $176 million loss on derivatives during 2016; and

•       $42 million decrease in depreciation, depletion and amortization expense, primarily due to a decrease in the depletion rate per Boe period over period, partially offset by an increase in production;

partially offset by:

•       $1.2 billion change in our income tax provision due to income before income taxes during the nine months ended September 30, 2017, as compared to a loss before income taxes during 2016;

•       $53 million increase in production expense, primarily due to increased production associated with our wells successfully drilled and completed in 2016 and 2017; and

•       $51 million increase in production and ad valorem tax expense, primarily due to increased production taxes as a result of increased oil and natural gas sales.

•         Average daily sales volumes of 186,449 Boe per day during the first nine months of 2017 increased 28 percent as compared to 145,868 Boe per day during 2016.

•         Net cash provided by operating activities increased by approximately $166 million to $1,185 million for the first nine months of 2017, as compared to $1,019 million in the first nine months of 2016, primarily due to an increase in oil and natural gas revenues and decreased cash interest expense, partially offset by (i) a decrease in cash settlements on derivatives, (ii) increased production expense, (iii) increased production tax expense and (iv) changes related to cash income taxes.

•         Cash decreased by approximately $53 million during the first nine months of 2017 primarily as a result of cash paid to tender and extinguish our 5.5% Notes, as defined below, and cash paid for the Midland Basin and Northern Delaware Basin acquisitions, partially offset by proceeds from the issuance of the Notes, as defined below, and proceeds from our February 2017 divestiture of ACC.

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

Although we cannot predict the occurrence of events that may affect future commodity prices or the degree to which these prices will be affected, the prices for any commodity that we produce will generally approximate current market prices in the geographic region of the production. From time to time, we expect that we may economically hedge a portion of our commodity price risk to mitigate the impact of price volatility on our business. See Notes 7 and 14 of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding our commodity derivative positions at September 30, 2017 and additional derivative contracts entered into subsequent to September 30, 2017, respectively.

Oil and natural gas prices have been subject to significant fluctuations during the past several years. The average oil and natural gas prices were higher during the comparable periods of 2017 measured against 2016. The following table sets forth the average New York Mercantile Exchange (“NYMEX”) oil and natural gas prices for the three and nine months ended September 30, 2017 and 2016, as well as the high and low NYMEX prices for the same periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Average NYMEX prices:
Oil (Bbl)	$48.12	$45.03	$49.45	$41.45
Natural gas (MMBtu)	$2.95	$2.80	$3.06	$2.35

High and Low NYMEX prices:
Oil (Bbl):
High	$52.22	$48.99	$54.45	$51.23
Low	$44.23	$39.51	$42.53	$26.21
Natural gas (MMBtu):
High	$3.15	$3.06	$3.72	$3.06
Low	$2.77	$2.55	$2.56	$1.64

Further, the NYMEX oil price and NYMEX natural gas price reached highs and lows of $54.15 and $49.29 per Bbl and $3.01 and $2.75 per MMBtu, respectively, during the period from October 1, 2017 to October 30, 2017. At October 30, 2017, the NYMEX oil price and NYMEX natural gas price were $54.15 per Bbl and $2.97 per MMBtu, respectively.

Historically, and during the nine months ended September 30, 2017, we derived a significant portion of our total natural gas revenues from the value of the natural gas liquids contained in our natural gas, with the remaining portion coming from the value of the dry natural gas residue. The average Mont Belvieu price for a blended barrel of natural gas liquids was $25.04 per Bbl and $17.82 per Bbl during the three months ended September 30, 2017 and 2016, respectively, and $23.74 per Bbl and $16.82 per Bbl during the nine months ended September 30, 2017 and 2016, respectively.

Recent Events

Senior notes. In September 2017, we issued $1,800 million in aggregate principal amount of unsecured senior notes, consisting of $1,000 million in aggregate principal amount of 3.75% unsecured senior notes due 2027 (the “3.75% Notes”) and $800 million in aggregate principal amount of 4.875% unsecured senior notes due 2047 (the “4.875% Notes” and, together with the 3.75% Notes, the “Notes”). We used the net proceeds of approximately $1,777 million, together with cash on hand and borrowings under the Credit Facility, as defined below, to fund the cash tender offer (the “Tender Offer”) and the satisfaction and discharge of the outstanding $600 million aggregate principal amount of our 5.5% unsecured senior notes due 2022 and the outstanding $1,550 million aggregate principal amount of our 5.5% unsecured senior notes due 2023 (collectively, the “5.5% Notes”). As a result of these transactions, we recorded a loss on extinguishment of debt related to the 5.5% Notes of approximately $65 million during each of the three and nine months ended September 30, 2017. See Note 8 of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding our senior notes.

Investment grade period. In September 2017, we elected to enter into an “Investment Grade Period” under the amended and restated credit facility (the “Credit Facility”), which had the effect of releasing all collateral formerly securing the Credit Facility. If the Investment Grade Period under the Credit Facility terminates (whether automatically due to a downgrade of our credit ratings below certain thresholds or by our election), the Credit Facility will once again be secured by a first lien on substantially all of our oil and natural gas properties and by a pledge of the equity interests in our subsidiaries. Additionally, as a result of our Investment Grade Period election along with amendments to certain International Swap Dealers Association Master Agreements (“ISDA Agreements”) with our derivative counterparties, our derivatives are no longer secured.

Midland Basin acquisition. In July 2017, we completed an acquisition in the Midland Basin. As consideration for the acquisition, we paid approximately $595 million in cash. The acquisition is subject to customary post-closing adjustments. Concurrent with the acquisition, we entered into a transaction structured as a reverse like-kind exchange in accordance with Section 1031 of the Internal Revenue Code of 1986. See Note 4 of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding this transaction.

Derivative Financial Instruments

Derivative financial instrument exposure. At September 30, 2017, the fair value of our financial derivatives was a net liability of $11 million. Under the terms of our financial derivative instruments, we do not have exposure to potential “margin calls” on our financial derivative instruments. We currently have no reason to believe that our counterparties to these commodity derivative contracts are not financially viable. The terms of our Credit Facility do not allow us to offset amounts we may owe a lender against amounts we may be owed related to our financial instruments with such party. In September 2017, we elected to enter into an Investment Grade Period under the Credit Facility, which had the effect of releasing all collateral formerly securing the Credit Facility and derivative obligations. See Note 8 of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding our Credit Facility.

New commodity derivative contracts. After September 30, 2017, we entered into the following oil price swaps, oil basis swaps and natural gas price swaps to hedge additional amounts of our estimated future production:

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter	Total

Oil Price Swaps: (a)
	2017:
	Volume (Bbl)				846,000	846,000
	Price per Bbl				$51.29	$51.29
	2018:
	Volume (Bbl)	953,000	600,000	407,000	296,000	2,256,000
	Price per Bbl	$51.55	$51.39	$51.43	$51.28	$51.45
	2019:
	Volume (Bbl)	1,035,000	1,046,500	828,000	828,000	3,737,500
	Price per Bbl	$51.25	$51.25	$51.14	$51.14	$51.20
Oil Basis Swaps: (b)
	2017:
	Volume (Bbl)				1,499,000	1,499,000
	Price per Bbl				$(0.12)	$(0.12)
	2018:
	Volume (Bbl)	540,000	546,000	276,000	276,000	1,638,000
	Price per Bbl	$(0.21)	$(0.21)	$(0.38)	$(0.38)	$(0.27)
	2019:
	Volume (Bbl)	1,395,000	1,410,500	1,426,000	1,426,000	5,657,500
	Price per Bbl	$(0.68)	$(0.68)	$(0.68)	$(0.68)	$(0.68)
Natural Gas Price Swaps: (c)
	2017:
	Volume (MMBtu)				3,660,000	3,660,000
	Price per MMBtu				$3.02	$3.02
	2018:
	Volume (MMBtu)	5,400,000	5,460,000	4,600,000	4,600,000	20,060,000
	Price per MMBtu	$3.02	$3.02	$3.01	$3.01	$3.02
	2019:
	Volume (MMBtu)	1,800,000	1,820,000	1,840,000	1,840,000	7,300,000
	Price per MMBtu	$2.86	$2.86	$2.86	$2.86	$2.86

(a)	The index prices for the oil price swaps are based on the NYMEX – West Texas Intermediate (“WTI”) monthly average futures price.

(b)	The basis differential price is between Midland – WTI and Cushing – WTI.
(c)	The index prices for the natural gas price swaps are based on the NYMEX – Henry Hub last trading day futures price.

Results of Operations

The following table sets forth summary information concerning our production and operating data for the three and nine months ended September 30, 2017 and 2016. The actual historical data in this table excludes results from our acquisition from Reliance Energy, Inc. (the “Reliance Acquisition”) for periods prior to October 2016. Because of normal production declines, increased or decreased drilling activities, fluctuations in commodity prices and the effects of our acquisitions or divestitures, the historical information presented below should not be interpreted as being indicative of future results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Production and operating data:
Average daily production volumes:
Oil (Bbl)	119,565	91,120	115,484	89,854
Natural gas (Mcf)	441,587	370,609	425,791	336,084
Total (Boe)	193,163	152,888	186,449	145,868

Average prices per unit:
Oil, without derivatives (Bbl)	$45.29	$41.52	$46.34	$37.75
Oil, with derivatives (Bbl) (a)	$47.81	$59.87	$50.45	$60.74
Natural gas, without derivatives (Mcf)	$3.18	$2.42	$2.96	$1.97
Natural gas, with derivatives (Mcf) (a)	$3.22	$2.46	$2.94	$2.14
Total, without derivatives (Boe)	$35.29	$30.61	$35.47	$27.78
Total, with derivatives (Boe) (a)	$36.96	$41.65	$37.95	$42.35

Operating costs and expenses per Boe:
Oil and natural gas production	$5.99	$4.98	$5.76	$6.00
Production and ad valorem taxes	$2.70	$2.38	$2.75	$2.23
Depreciation, depletion and amortization	$16.00	$21.27	$16.66	$22.27
General and administrative	$3.60	$3.80	$3.56	$4.02

(a)	Includes the effect of net cash receipts from (payments on) derivatives:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016

Net cash receipts from (payments on) derivatives:
Oil derivatives	$28	$154	$129	$566
Natural gas derivatives	2	1	(3)	16
Total	$30	$155	$126	$582

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

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Oil and natural gas revenues.  Revenue from oil and natural gas operations was $627 million for the three months ended September 30, 2017, an increase of $197 million (46 percent) from $430 million for 2016. This increase was primarily due to the increase in oil and natural gas production as well as the increase in realized oil and natural gas prices (excluding the effects of derivative activities). Specific factors affecting oil and natural gas revenues include the following:

•         average daily oil production was 119,565 Bbl  for the three months ended September 30, 2017, an increase  of 28,445 Bbl  (31 percent) from 91,120 Bbl  for 2016;

•         average realized oil price (excluding the effects of derivative activities) was $45.29 per Bbl during the three months ended September 30, 2017, an increase of 9 percent  from $41.52  per Bbl during 2016. For the three months ended September 30, 2017, our crude oil price differential relative to NYMEX was $(2.83) per Bbl, or a realization of approximately 94 percent, as compared to a crude oil price differential relative to NYMEX of $(3.51) per Bbl, or a realization of approximately 92 percent, for 2016. The basis differential between the location of Midland, Texas and Cushing, Oklahoma (NYMEX pricing location) for our oil directly impacts our realized oil price. For the three months ended September 30, 2017 and 2016, the average market basis differential between WTI-Midland and WTI-Cushing was a price reduction of $0.75 per Bbl and $0.31 per Bbl, respectively. Additionally, we incur fixed deductions from the posted Midland oil price based on the location of our oil within the Permian Basin. These fixed deductions were less per Boe during the three months ended September 30, 2017 as compared to 2016 primarily due to more production transported through pipelines;

•         average daily natural gas production was 441,587 Mcf  for the three months ended September 30, 2017, an increase  of 70,978 Mcf  (19 percent) from 370,609 Mcf  for 2016; and

•         average realized natural gas price (excluding the effects of derivative activities) was $3.18 per Mcf during the three months ended September 30, 2017, an increase of 31 percent  from $2.42 per Mcf during 2016. For the three months ended September 30, 2017 and 2016, we realized approximately 108 percent and 86 percent, respectively, of the average NYMEX natural gas prices for the respective periods. The increase in our realized natural gas price (excluding the effects of derivatives) as a percentage of NYMEX during the three months ended September 30, 2017 as compared to 2016 was primarily due to an increase in the average Mont Belvieu price for a blended barrel of natural gas liquids. Historically, and during the three months ended September 30, 2017, we derived a significant portion of our total natural gas revenues from the value of the natural gas liquids contained in our natural gas, with the remaining portion coming from the value of the dry natural gas residue. The average Mont Belvieu price for a blended barrel of natural gas liquids was $25.04 per Bbl and $17.82 per Bbl during the three months ended September 30, 2017 and 2016, respectively.

Oil and natural gas production expenses.  The following table provides the components of our oil and natural gas production expenses for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017		2016
		Per		Per
(in millions, except per unit amounts)	Amount	Boe	Amount	Boe

Lease operating expenses	$100	$5.68	$66	$4.63
Workover costs	6	0.31	5	0.35
Total oil and natural gas production expenses	$106	$5.99	$71	$4.98

Lease operating expenses were $100 million ($5.68 per Boe) for the three months ended September 30, 2017, which was an increase of $34 million from $66 million ($4.63 per Boe) during 2016. The increase in lease operating expenses during the third quarter of 2017 as compared to 2016 was primarily due to (i) increased production associated with our wells successfully drilled and completed in 2016 and 2017, (ii) our acquisitions during the fourth quarter of 2016 and first nine months of 2017 and (iii) an increase in cost of services.  The increase in lease operating expenses per Boe was primarily due to the increase in lease operating expenses noted above including higher expenses per Boe on properties associated with our recent acquisitions in the fourth quarter of 2016 and first nine months of 2017.

Production and ad valorem taxes.  The following table provides the components of our production and ad valorem tax expenses for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017		2016
		Per		Per
(in millions, except per unit amounts)	Amount	Boe	Amount	Boe

Production taxes	$44	$2.48	$31	$2.25
Ad valorem taxes	4	0.22	2	0.13
Total production and ad valorem taxes	$48	$2.70	$33	$2.38

Production taxes per unit of production were $2.48 per Boe during the three months ended September 30, 2017, an increase of 10 percent from $2.25 per Boe during 2016. Over the same period, our revenue per Boe (excluding the effects of derivatives) increased 15 percent. The increase in production taxes per unit of production was directly related to the increase in oil and natural gas sales, partially offset by a higher percentage of our total production originating in Texas, which has a lower tax rate than New Mexico. Production taxes fluctuate with the market value of our production sold, while ad valorem taxes are generally based on the valuation of our oil and natural gas properties at the beginning of the year, which vary across the different areas in which we operate.

Exploration and abandonments expense. The following table provides the components of our exploration and abandonments expense for the three months ended September 30, 2017 and 2016:

	Three Months Ended
	September 30,
(in millions)	2017	2016

Geological and geophysical	$2	$2
Exploratory dry hole costs	-	-
Leasehold abandonments	5	8
Other	-	-
Total exploration and abandonments	$7	$10

Our geological and geophysical expense for the periods presented above primarily consists of the costs of acquiring and processing geophysical data and core analysis.

For the three months ended September 30, 2017 and 2016, we recorded approximately $5 million and $8 million, respectively, of leasehold abandonments. For the three months ended September 30, 2017, our abandonments were primarily related to drilling locations in our Northern Delaware Basin and New Mexico Shelf core areas which, based on multiple factors, are no longer likely to be drilled and acreage in our Southern Delaware Basin core area where we have no future development plans. For the three months ended September 30, 2016, our abandonments were primarily related to expiring acreage.

Depreciation, depletion and amortization expense.   The following table provides components of our depreciation, depletion and amortization expense for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017		2016
		Per		Per
(in millions, except per unit amounts)	Amount	Boe	Amount	Boe

Depletion of proved oil and natural gas properties	$279	$15.67	$294	$20.88
Depreciation of other property and equipment	5	0.31	5	0.36
Amortization of intangible assets - operating rights	-	0.02	-	0.03
Total depletion, depreciation and amortization	$284	$16.00	$299	$21.27

Oil price used to estimate proved oil reserves at period end	$46.27		$38.17
Natural gas price used to estimate proved natural gas reserves at period end	$3.00		$2.28

Depletion of proved oil and natural gas properties was $279 million ($15.67 per Boe) for the three months ended September 30, 2017 and $294 million ($20.88 per Boe) for 2016. The decrease in depletion expense was primarily due to a lower depletion rate per Boe period over period partially offset by an increase in production. The decrease in depletion expense per Boe period over period was primarily due to (i) lower drilling and completion costs per Boe of proved developed reserves added and (ii) an overall increase in proved reserves period over period primarily due to our successful exploratory drilling program, the Reliance Acquisition, the Northern Delaware Basin acquisition, the Midland Basin acquisition, reductions in future estimated lease operating expenses and an increase in commodity prices period over period, partially offset by decreased proved reserves caused by reclassification of proved undeveloped reserves to unproved reserves because they are no longer expected to be developed within five years of their initial recording.

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

We estimate undiscounted future net cash flows of our long-lived assets and their integrated assets using management’s assumptions and expectations of (i) commodity prices, which are based on the NYMEX strip, (ii) pricing adjustments for differentials, (iii) production costs, (iv) capital expenditures, (v) production volumes, (vi) estimated proved reserves and risk-adjusted probable and possible reserves, and (vii) prevailing market rates of income and expenses from integrated assets. At September 30, 2017, our estimates of commodity prices for purposes of determining undiscounted future cash flows, which are based on the NYMEX strip, ranged from a 2017 price of $52.29 per barrel of oil decreasing to a 2021 price of $50.77 per barrel of oil partially recovering to a 2024 price of $52.01 per barrel of oil. Similarly, natural gas prices ranged from a 2017 price of $3.14 per Mcf of natural gas decreasing to a 2020 price of $2.85 per Mcf of natural gas partially recovering to a 2024 price of $2.88 per Mcf of natural gas. Commodity prices for this purpose were held flat after 2024.

We estimate fair values of our long-lived assets and their integrated assets using a discounted future cash flow model. Fair value assumptions associated with the calculation of discounted future net cash flows include (i) market estimates of commodity prices, (ii) pricing adjustments for differentials, (iii) production costs, (iv) capital expenditures, (v) production volumes, (vi) estimated proved reserves and risk-adjusted probable and possible reserves, (vii) prevailing market rates of income and expenses from integrated assets and (viii) discount rate. The expected future net cash flows were discounted using an annual rate of 10 percent to determine fair value. We did not recognize an impairment charge during the three months ended September 30, 2017 or 2016.

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

Based on economic factors at September 30, 2017, we determined that undiscounted future cash flows attributable to our North Basin Bone Spring (“NBBS”) field located in the Northern Delaware Basin with a net book value of approximately $1.1 billion indicated that its carrying amount was expected to be recovered; however, it may be at risk for impairment if management’s estimates of future cash flows decline, including as a result of further declines in projected commodity prices (and the resulting impact of future cash flows). We estimate that if the future oil and natural gas prices used in this analysis, and noted above, would have been approximately 10 percent lower at September 30, 2017 with no other changes in capital costs, operating costs, price differentials, or reserve performance curves, we could have recognized a non-cash impairment in that period of approximately $470 million related to our NBBS field. Other assumptions such as operating costs, well and reservoir performance, severance and ad valorem taxes, and operating and development plans would likely change given a change in oil and natural gas prices. However, we did not estimate the correlation between these assumptions and any estimated commodity price change, and these and other assumptions may worsen or partially mitigate some of the effects of a reduction in commodity prices, including the ultimate impact and amount of any potential impairment charge. As a result, we are unable to predict with certainty whether or not a decline in commodity prices alone will cause us to recognize an impairment charge in a particular field or the magnitude of any such impairment charge. We additionally note that there may be changes to both drilling and completion designs that affect the volume curves, capital costs estimates, and the amount of proved undeveloped locations that can be recorded, each of which will affect management’s estimates of future cash flows.

General and administrative expenses.  The following table provides components of our general and administrative expenses for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017		2016
		Per		Per
(in millions, except per unit amounts)	Amount	Boe	Amount	Boe

General and administrative expenses	$51	$2.89	$42	$3.04
Less: Operating fee reimbursements	(4)	(0.24)	(4)	(0.29)
Non-cash stock-based compensation	17	0.95	15	1.05
Total general and administrative expenses	$64	$3.60	$53	$3.80

General and administrative expenses were approximately $64 million ($3.60 per Boe) for the three months ended September 30, 2017, an increase of $11 million (21 percent) from $53 million ($3.80 per Boe) for 2016. The increase in cash general and administrative expenses was primarily driven by increased compensation expense as a result of increased employee headcount. The increase in non-cash stock-based compensation was primarily due to the increase in employee headcount coupled with lower forfeitures in the third quarter of 2017. The decrease in total general and administrative expenses per Boe was primarily due to increased production period over period, partially offset by the increase in general and administrative costs noted above.

We receive fees for the operation of jointly-owned oil and natural gas properties during the drilling and production phases and record such reimbursements as reductions to general and administrative expenses in the consolidated statements of operations. We earned reimbursements of approximately $4 million for each of the three months ended September 30, 2017 and 2016.

Gain (loss) on derivatives.  The following table sets forth the gain (loss) on derivatives for the three months ended September 30, 2017 and 2016:

	Three Months Ended
	September 30,
(in millions)	2017	2016

Gain (loss) on derivatives:
Oil derivatives	$(205)	$36
Natural gas derivatives	(1)	5
Total	$(206)	$41

The following table represents our net cash receipts from derivatives for the three months ended September 30, 2017 and 2016:

	Three Months Ended
	September 30,
(in millions)	2017	2016

Net cash receipts from derivatives:
Oil derivatives	$28	$154
Natural gas derivatives	2	1
Total	$30	$155

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

Interest expense. Interest expense was $39 million for the three months ended September 30, 2017 as compared to $53 million during 2016. The decrease was primarily due to (i) approximately $11 million of interest expense related to our $600 million 7.0% unsecured senior notes due 2021 (the “7.0% Notes”) that were redeemed in September 2016 and (ii) approximately $10 million of interest expense related to our $600 million 6.5% unsecured senior notes due 2022 (the “6.5% Notes”) that were satisfied and discharged in December 2016, partially offset by approximately $7 million of interest expense related to our $600 million 4.375% unsecured senior notes due 2025 (the “4.375% Notes”) issued in December 2016.

Loss on extinguishment of debt.  We recorded a loss on extinguishment of debt of approximately $65 million for the three months ended September 30, 2017. This amount includes approximately $36 million associated with the premium paid for the Tender Offer, approximately $25 million associated with the make-whole premium paid for the early extinguishment of the 5.5% Notes, approximately $21 million of unamortized deferred loan costs and approximately $2 million of additional interest on the 5.5% Notes to October 13, 2017, which was paid in September 2017, reduced by approximately $19 million of unamortized premium.

We recorded a loss on extinguishment of debt of approximately $28 million for the three months ended September 30, 2016. This amount includes $21 million associated with the make-whole premium paid for the early redemption of our 7.0% Notes and approximately $7 million of unamortized deferred loan costs.

Income tax provisions.  We recorded an income tax benefit of $66 million and $30 million for the three months ended September 30, 2017 and 2016, respectively. The change in our income tax provision was primarily due to the increase in our net loss before income taxes. The effective income tax rates for the three months ended September 30, 2017 and 2016 were 36.7 percent and 37.3 percent, respectively.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Oil and natural gas revenues.  Revenue from oil and natural gas operations was $1,806 million for the nine months ended September 30, 2017, an increase of $696 million (63 percent) from $1,110 million for 2016. This increase was primarily due to the increase in oil and natural gas production as well as the increase in realized oil and natural gas prices (excluding the effects of derivative activities). Specific factors affecting oil and natural gas revenues include the following:

•         average daily oil production was 115,484 Bbl  for the nine months ended September 30, 2017, an increase  of 25,630 Bbl  (29 percent) from 89,854 Bbl  for 2016;

•         average realized oil price (excluding the effects of derivative activities) was $46.34 per Bbl during the nine months ended September 30, 2017, an increase of 23 percent  from $37.75  per Bbl during 2016. For the nine months ended September 30, 2017, our crude oil price differential relative to NYMEX was $(3.11) per Bbl, or a realization of approximately 94 percent, as compared to a crude oil price differential relative to NYMEX of $(3.70) per Bbl, or a realization of approximately 91 percent, for 2016. The basis differential between the location of Midland, Texas and Cushing, Oklahoma (NYMEX pricing location) for our oil directly impacts our realized oil price. For the nine months ended September 30, 2017 and 2016, the average market basis differential between WTI-Midland and WTI-Cushing was a price reduction of $0.31 per Bbl and $0.11 per Bbl, respectively. Additionally, we incur fixed deductions from the posted Midland oil price based on the location of our oil within the Permian Basin. These fixed deductions were less per Boe during the nine months ended September 30, 2017 as compared to 2016 primarily due to more production transported through pipelines and successful renegotiation of fixed deductions for trucked volumes;

•         average daily natural gas production was 425,791 Mcf  for the nine months ended September 30, 2017, an increase  of 89,707 Mcf  (27 percent) from 336,084 Mcf  for 2016; and

•         average realized natural gas price (excluding the effects of derivative activities) was $2.96 per Mcf during the nine months ended September 30, 2017, an increase of 50 percent  from $1.97 per Mcf during 2016. For the nine months ended September 30, 2017 and 2016, we realized approximately 97 percent and 84 percent, respectively, of the average NYMEX natural gas prices for the respective periods. The increase in our realized natural gas price (excluding the effects of derivatives) as a percentage of NYMEX during the nine  months ended September 30, 2017 as compared to 2016 was primarily due to an increase in the average Mont Belvieu price for a blended barrel of natural gas liquids. Historically, and during the nine  months ended September 30, 2017, we derived a significant portion of our total natural gas revenues from the value of the natural gas liquids contained in our natural gas, with the remaining portion coming from the value of the dry natural gas residue. The average Mont Belvieu price for a blended barrel of natural gas liquids was $23.74 per Bbl and $16.82 per Bbl during the nine months ended September 30, 2017 and 2016, respectively.

During December 2015, a third-party natural gas processing plant located in the Northern Delaware Basin became inoperable following an explosion. We estimate that this event negatively impacted production for the nine months ended September 30, 2016 by approximately 1.6 MBoepd. The plant became fully operational during April 2016.

Oil and natural gas production expenses.  The following table provides the components of our oil and natural gas production expenses for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017		2016
		Per		Per
(in millions, except per unit amounts)	Amount	Boe	Amount	Boe

Lease operating expenses	$278	$5.47	$225	$5.62
Workover costs	15	0.29	15	0.38
Total oil and natural gas production expenses	$293	$5.76	$240	$6.00

Lease operating expenses were $278 million ($5.47 per Boe) for the nine months ended September 30, 2017, which was an increase of $53 million from $225 million ($5.62 per Boe) during 2016. The increase in lease operating expenses during the nine months ended September 30, 2017 as compared to 2016 was primarily due to (i) increased production associated with our wells successfully drilled and completed in 2016 and 2017, (ii) our acquisitions during the fourth quarter of 2016 and first nine months of 2017 and (iii) increased cost of services, partially offset by a decrease in facility expense. The decrease in lease operating expenses per Boe was primarily due to increased production during the first nine months of 2017 as compared to 2016, partially offset by the increase in total lease operating expenses as noted above.

Production and ad valorem taxes.  The following table provides the components of our production and ad valorem tax expenses for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017		2016
		Per		Per
(in millions, except per unit amounts)	Amount	Boe	Amount	Boe

Production taxes	$128	$2.52	$78	$1.96
Ad valorem taxes	12	0.23	11	0.27
Total production and ad valorem taxes	$140	$2.75	$89	$2.23

Production taxes per unit of production were $2.52 per Boe during the nine months ended September 30, 2017, an increase of 29 percent from $1.96 per Boe during 2016. Over the same period, our revenue per Boe (excluding the effects of derivatives) increased 28 percent. The increase in production taxes per unit of production was directly related to the increase in oil and natural gas sales. Additionally, tax credits of approximately $4 million were received during the first quarter of 2016 related to certain wells in Texas qualifying for reduced severance tax rates. Production taxes fluctuate with the market value of our production sold, while ad valorem taxes are generally based on the valuation of our oil and natural gas properties at the beginning of the year, which vary across the different areas in which we operate.

Exploration and abandonments expense. The following table provides the components of our exploration and abandonments expense for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30,
(in millions)	2017	2016

Geological and geophysical	$9	$6
Exploratory dry hole costs	-	7
Leasehold abandonments	29	40
Other	4	1
Total exploration and abandonments	$42	$54

Our geological and geophysical expense for the periods presented above primarily consists of the costs of acquiring and processing geophysical data and core analysis.

Our exploratory dry hole costs during the nine months ended September 30, 2016 were primarily related to an uneconomic well in our Northern Delaware Basin core area that was attempting to establish commercial production through testing of multiple zones. We did not recognize any exploratory dry hole costs during the nine months ended September 30, 2017.

For the nine  months ended September 30, 2017 and 2016, we recorded approximately $29 million and $40 million, respectively, of leasehold abandonments. For the nine  months ended September 30, 2017, our abandonments were primarily related to (i) non-contiguous acreage expiring in our Southern Delaware Basin core area and (ii) acreage in our Northern Delaware Basin and New Mexico Shelf core areas in locations where we have no future plans to drill. For the nine  months ended September 30, 2016, our abandonments were primarily related to (i) drilling locations in our Northern Delaware Basin and New Mexico Shelf core areas which, based on multiple factors, are no longer likely to be drilled, (ii) acreage in our Northern Delaware Basin and New Mexico Shelf core areas where we have no future development plans and (iii) expiring acreage.

Depreciation, depletion and amortization expense.  The following table provides components of our depreciation, depletion and amortization expense for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017		2016
		Per		Per
(in millions, except per unit amounts)	Amount	Boe	Amount	Boe

Depletion of proved oil and natural gas properties	$830	$16.31	$874	$21.86
Depreciation of other property and equipment	17	0.33	15	0.38
Amortization of intangible assets - operating rights	1	0.02	1	0.03
Total depletion, depreciation and amortization	$848	$16.66	$890	$22.27

Depletion of proved oil and natural gas properties was $830 million ($16.31 per Boe) for the nine months ended September 30, 2017, a decrease of $44 million (5 percent) from $874 million ($21.86 per Boe) for 2016. The decrease in depletion expense was primarily due to a lower depletion rate per Boe period over period partially offset by an increase in production. The decrease in depletion expense per Boe period over period was primarily due to (i) lower drilling and completion costs per Boe of proved developed reserves added, (ii) an overall increase in proved reserves period over period primarily caused by our successful exploratory drilling program, the Reliance Acquisition, the Northern Delaware Basin acquisition, the Midland Basin acquisition, reductions in future estimated lease operating expenses and higher commodity prices period over period, partially offset by decreased proved reserves caused by reclassification of proved undeveloped reserves to unproved reserves because they are no longer expected to be developed within five years of their initial recording and (iii) a non-cash impairment charge of approximately $1.5 billion recorded in the first quarter of 2016.

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

We estimate undiscounted future net cash flows of our long-lived assets and their integrated assets using management’s assumptions and expectations of (i) commodity prices, which are based on the NYMEX strip, (ii) pricing adjustments for differentials, (iii) production costs, (iv) capital expenditures, (v) production volumes, (vi) estimated proved reserves and risk-adjusted probable and possible reserves, and (vii) prevailing market rates of income and expenses from integrated assets. At September 30, 2017, our estimates of commodity prices for purposes of determining undiscounted future cash flows, which are based on the NYMEX strip, ranged from a 2017 price of $52.29 per barrel of oil decreasing to a 2021 price of $50.77 per barrel of oil partially recovering to a 2024 price of $52.01 per barrel of oil. Similarly, natural gas prices ranged from a 2017 price of $3.14 per Mcf of natural gas decreasing to a 2020 price of $2.85 per Mcf of natural gas partially recovering to a 2024 price of $2.88 per Mcf of natural gas. Commodity prices for this purpose were held flat after 2024.

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

During the three months ended March 31, 2016, NYMEX strip prices declined as compared to December 31, 2015, and as a result the carrying amount of our Yeso field in our New Mexico Shelf core area exceeded the expected undiscounted future net cash flows resulting in a non-cash charge against earnings of approximately $1.5 billion. The Yeso field, as compared to our other fields not previously impaired, had significant proved reserves upon acquisition, which required a higher valuation than a field more exploratory in nature that has a higher risk factor adjustment in the fair value estimate. Our estimates of commodity prices for purposes of determining the estimated fair value at March 31, 2016 ranged from a 2016 price of $41.26 per barrel of oil and $2.26 per Mcf of natural gas to a 2023 price of $66.33 per barrel of oil and $3.56 per Mcf of natural gas. Commodity prices for this purpose were held flat after 2023. We did not recognize an impairment charge during the nine months ended September 30, 2017.

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

Based on economic factors at September 30, 2017, we determined that undiscounted future cash flows attributable to our NBBS field located in the Northern Delaware Basin with a net book value of approximately $1.1 billion indicated that its carrying amount was expected to be recovered; however, it may be at risk for impairment if management’s estimates of future cash flows decline, including as a result of further declines in projected commodity prices (and the resulting impact of future cash flows). We estimate that if the future oil and natural gas prices used in this analysis, and noted above, would have been approximately 10 percent lower at September 30, 2017 with no other changes in capital costs, operating costs, price differentials, or reserve performance curves, we could have recognized a non-cash impairment in that period of approximately $470 million related to our NBBS field. Other assumptions such as operating costs, well and reservoir performance, severance and ad valorem taxes, and operating and development plans would likely change given a change in oil and natural gas prices. However, we did not estimate the correlation between these assumptions and any estimated commodity price change, and these and other assumptions may worsen or partially mitigate some of the effects of a reduction in commodity prices, including the ultimate impact and amount of any potential impairment charge. As a result, we are unable to predict with certainty whether or not a decline in commodity prices alone will cause us to recognize an impairment charge in a particular field or the magnitude of any such impairment charge. We additionally note that there may be changes to both drilling and completion designs that affect the volume curves, capital costs estimates, and the amount of proved undeveloped locations that can be recorded, each of which will affect management’s estimates of future cash flows.

General and administrative expenses.  The following table provides components of our general and administrative expenses for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017		2016
		Per		Per
(in millions, except per unit amounts)	Amount	Boe	Amount	Boe

General and administrative expenses	$149	$2.95	$129	$3.24
Less: Operating fee reimbursements	(12)	(0.24)	(12)	(0.30)
Non-cash stock-based compensation	43	0.85	43	1.08
Total general and administrative expenses	$180	$3.56	$160	$4.02

General and administrative expenses were approximately $180 million ($3.56 per Boe) for the nine months ended September 30, 2017, an increase of $20 million (13 percent) from $160 million ($4.02 per Boe) for 2016. The increase in cash general and administrative expenses was primarily a result of increased compensation expense. The decrease in total general and administrative expenses per Boe was primarily due to increased production period over period, partially offset by the increase in general and administrative costs noted above.

We receive fees for the operation of jointly-owned oil and natural gas properties during the drilling and production phases and record such reimbursements as reductions of general and administrative expenses in the consolidated statements of operations. We earned reimbursements of approximately $12 million for each of the nine months ended September 30, 2017 and 2016.

Gain (loss) on derivatives.  The following table sets forth the gain (loss) on derivatives for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30,
(in millions)	2017	2016

Gain (loss) on derivatives:
Oil derivatives	$260	$(173)
Natural gas derivatives	29	(3)
Total	$289	$(176)

The following table represents our net cash receipts from (payments on) derivatives for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30,
(in millions)	2017	2016

Net cash receipts from (payments on) derivatives:
Oil derivatives	$129	$566
Natural gas derivatives	(3)	16
Total	$126	$582

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

Gain on disposition of assets, net. In February 2017, we closed on our previously announced divestiture of our ownership interest in ACC. After adjustments for debt and working capital, we received cash proceeds from the sale of approximately $801 million. After direct transaction costs, we recorded a pre-tax gain on disposition of assets of approximately $655 million. Our net investment in ACC at the time of closing was approximately $129 million.

In February 2016, we sold certain assets in the Northern Delaware Basin for proceeds of approximately $292 million and recognized a pre-tax gain of approximately $110 million.

Interest expense. Interest expense was $118 million for the nine months ended September 30, 2017 as compared to $162 million during 2016. The decrease was primarily due to (i) approximately $32 million of interest expense related to our $600 million 7.0% Notes that were redeemed in September 2016 and (ii) approximately $29 million of interest expense related to our $600 million 6.5% Notes that were satisfied and discharged in December 2016, partially offset by approximately $20 million of interest expense related to our $600 million 4.375% Notes issued in December 2016.

Loss on extinguishment of debt.  We recorded a loss on extinguishment of debt of approximately $66 million for the nine months ended September 30, 2017. This amount includes (i) approximately $36 million associated with the premium paid for the Tender Offer, approximately $25 million associated with the make-whole premium paid for the early extinguishment of the 5.5% Notes, approximately $21 million of unamortized deferred loan costs and approximately $2 million of additional interest on the 5.5% Notes to October 13, 2017, which was paid in September 2017, reduced by approximately $19 million of unamortized premium; and (ii) approximately $1 million representing the proportional amount of unamortized deferred loan costs associated with banks that are no longer in the credit facility syndicate as a result of the April 2017 credit facility amendment.

We recorded a loss on extinguishment of debt of approximately $28 million for the nine months ended September 30, 2016. This amount includes $21 million associated with the make-whole premium paid for the early redemption of the 7.0% Notes and approximately $7 million of unamortized deferred loan costs.

Income tax provisions.  We recorded income tax expense of $398 million, which includes a discrete income tax benefit of approximately $6 million related to excess tax benefits on stock-based awards, which are recorded in the income tax provision pursuant to ASU No. 2016-09, which was adopted on January 1, 2017, and an income tax benefit of $782 million for the nine months ended September 30, 2017 and 2016, respectively. The change in our income tax provision was primarily due to income before income taxes during the nine months ended September 30, 2017, as compared to a loss before income taxes during 2016. The effective income tax rates for the nine months ended September 30, 2017 and 2016 were 36.6 percent and 36.9 percent, respectively.

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

Oil and natural gas properties. Our costs incurred on oil and natural gas properties, excluding acquisitions, during the nine months ended September 30, 2017 and 2016 totaled $1.2 billion and $800 million, respectively. The increase was primarily due to our increased drilling and completion activity level during the first nine months of 2017 as compared to 2016. Our intent is to manage our capital spending to be within our cash flow, excluding unbudgeted acquisitions. The primary reason for the differences in costs incurred and cash flow expenditures was our issuance of approximately 2.2 million shares of common stock related to our Northern Delaware Basin acquisition and timing of payments. Total 2017 expenditures were primarily funded in part from (i) cash flows from operations, (ii) our issuance of approximately 2.2 million shares of common stock related to our Northern Delaware Basin acquisition and to a lesser extent (iii) proceeds from our February 2017 divestiture of ACC.

2017 capital budget. In February 2017, we announced our updated 2017 capital budget, excluding acquisitions, of approximately $1.8 billion with expected capital spending to range between $1.6 billion and $1.8 billion. Approximately 90 percent of capital will be directed to drilling and completion activity. Our 2017 capital program, based on our current expectations of commodity prices and costs, is expected to be within our cash flows. However, if we were to outspend our cash flows, we believe we could use our credit facility and other financing sources to fund any cash flow deficits. The actual amount and timing of our expenditures may differ materially from our estimates as a result of, among other things, actual drilling results, the timing of expenditures by third parties on projects that we do not operate, the costs of drilling rigs and other services and equipment, regulatory, technological and competitive developments, commodity prices, leverage metrics and industry conditions. In addition, under certain circumstances, we may consider increasing, decreasing or reallocating our capital spending plans.

Acquisitions. The following table reflects our expenditures for acquisitions of proved and unproved properties for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30,
(in millions)	2017	2016

Property acquisition costs:
Proved	$301	$257
Unproved	865	172
Total property acquisition costs (a)	$1,166	$429

(a)

Included in the property acquisition costs above are budgeted unproved leasehold acreage acquisitions of approximately $26 million for each of the nine months ended September 30, 2017 and 2016. For the nine months ended September 30, 2017, our unbudgeted acquisitions are primarily comprised of approximately $603 million and $452 million of property acquisition costs related to our Midland Basin and Northern Delaware Basin acquisitions, respectively. For the nine months ended September 30, 2016, our unbudgeted acquisitions are primarily comprised of approximately $375 million of property acquisition costs related to our Southern Delaware Basin acquisition.

Contractual obligations.  Our contractual obligations include long-term debt, cash interest expense on debt, derivative liabilities, asset retirement obligations, employment agreements with officers, purchase obligations, operating lease obligations and other obligations. Since December 31, 2016, the changes in our contractual obligations are not material, other than our cash interest expense on debt and our derivative liability position. Cash interest expense on debt increased by $854 million due to the issuance of the Notes which have maturity dates of 2027 and 2047, as compared to the retired 5.5% Notes which had maturity dates of 2022 and 2023. Our derivative liability position decreased from December 31, 2016 by $135 million. See Note 8 of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding our long-term debt and “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for information regarding the interest on our long-term debt and information on changes in the fair value of our open derivative obligations during the nine months ended September 30, 2017.

Off-balance sheet arrangements.  Currently, we do not have any material off-balance sheet arrangements.

Capital resources.  Our primary sources of liquidity have been cash flows generated from (i) operating activities, (ii) borrowings under our credit facility, (iii) proceeds from bond and equity offerings and (iv) asset dispositions. In February 2017, we announced our updated 2017 capital budget, excluding acquisitions, of approximately $1.8 billion with expected capital spending to range between $1.6 billion and $1.8 billion. Our 2017 capital program, based on our current expectations of commodity prices and costs, is expected to be within our cash flows. However, if we were to outspend our cash flows, we believe we could use our credit facility and other financing sources to fund any cash flow deficits. The actual amount and timing of our expenditures may differ materially from our estimates as a result of, among other things, actual drilling results, the timing of expenditures by third parties on projects that we do not operate, the costs of drilling rigs and other services and equipment, regulatory, technological and competitive developments, commodity prices, leverage metrics and industry conditions. In addition, under certain circumstances, we may consider increasing, decreasing or reallocating our capital spending plans.

The following table summarizes our changes in cash and cash equivalents for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30,
(in millions)	2017	2016

Net cash provided by operating activities	$1,185	$1,019
Net cash used in investing activities	(1,207)	(783)
Net cash provided by (used in) financing activities	(31)	694
Net increase (decrease) in cash and cash equivalents	$(53)	$930

Cash flow from operating activities. The increase in operating cash flows during the nine  months ended September 30, 2017 as compared to the same period in 2016 was primarily due to an increase in oil and natural gas revenues of approximately $696 million and a decrease in cash interest expense of approximately $42 million, partially offset by (i) approximately $126  million from settlements on derivatives during the nine months ended September 30, 2017, as compared to $582  million from settlements on derivatives during the comparable period in 2016, (ii) approximately $53 million increase in production expense, (iii) approximately $51 million increase in production tax expense and (iv) a decrease in operating cash flow of approximately $20 million due to cash tax expense of approximately $6 million for the nine  months ended September 30, 2017, as compared to a cash tax benefit of approximately $14 million during the comparable period in 2016.

Our net cash provided by operating activities included a reduction of approximately $59 million and $73 million for the nine  months ended September 30, 2017 and 2016, respectively, associated with changes in working capital items. Changes in working capital items adjust for the timing of receipts and payments of actual cash.

Cash flow from investing activities. During the nine months ended September 30, 2017 and 2016, we invested approximately $1,958 million and $927 million, respectively, for capital expenditures on oil and natural gas properties. Additionally, we received approximately $803  million related to proceeds from the disposition of assets during the nine months ended September 30, 2017, as compared to $296  million during the comparable period of 2016.

Cash flow from financing activities. Net cash used in financing activities was approximately $31 million for the nine  months ended September 30, 2017 while net cash provided by financing activities was approximately $694 million for the nine  months ended September 30, 2016. Below is a description of our significant financing activities:

•         In September 2017, we issued $1,800 million in aggregate principal amount of the Notes, for which we received net proceeds of approximately $1,777 million. We used the net proceeds from the offering, together with cash on hand and borrowings under our credit facility, to fund the (i) Tender Offer of $1,232 million principal amount of our 5.5% Notes at a price equal to 102.934 percent of par and (ii) satisfaction and discharge of our remaining obligations of $918 million principal amount under the indentures of the 5.5% Notes at a price equal to 102.75 percent of par. The early extinguishment price included approximately $36 million associated with the premium paid for the Tender Offer, approximately $25 million for the make-whole premium paid for the early extinguishment of the 5.5% Notes and approximately $2 million for prepaid interest as part of the satisfaction and discharge.

•         In September 2016, we redeemed the $600 million outstanding principal amount of our 7.0% Notes at a price equal to 103.5 percent of par. The redemption price included the make-whole premium for the early redemption of $21 million.

•         In August 2016, we issued approximately 10.4 million shares of our common stock in a public offering at $130.90 per share and received net proceeds of approximately $1.3 billion.

•         During the first nine months of 2017, we borrowed $368 million on our credit facility.

•         During the first nine months of 2016, we had no outstanding borrowings under our credit facility.

In April 2017, we amended our credit facility to decrease our unused lender commitments. At September 30, 2017, we had unused commitments on our credit facility of approximately $1.6  billion.

Advances on our Credit Facility bear interest, at our option, based on (i) an alternative base rate, which is equal to the highest of (a) the prime rate of JPMorgan Chase Bank (4.25 percent at September 30, 2017), (b) the federal funds effective rate plus 0.5 percent and (c) the London Interbank Offered Rate (“LIBOR”) plus 1.0 percent or (ii) LIBOR. The credit facility’s interest rates and commitment fees on the unused portion of the available commitment vary depending on our credit ratings from Moody’s Investors Service, Inc. (“Moody’s”) and S&P Global Ratings (“S&P”). At our current credit ratings, LIBOR Rate Loans and Alternate Base Rate Loans bear interest margins of 150 basis points and 50 basis points per annum, respectively, and commitment fees on the unused portion of the available commitment are 25 basis points per annum. In September 2017, we elected to enter into an Investment Grade Period under our credit facility, which had the effect of releasing all collateral formerly securing the credit facility. If the Investment Grade Period under the credit facility terminates (whether automatically or by our election), the credit facility will once again be secured by a first lien on substantially all of our oil and natural gas properties and by a pledge of the equity interests in our subsidiaries.

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

Liquidity. Our principal source of liquidity is available borrowing capacity under our credit facility. At September 30, 2017, our commitments from our bank group were $2.0 billion.

Debt ratings. We receive debt credit ratings from S&P, Moody’s and Fitch Ratings (“Fitch”), which are subject to regular reviews. In August 2017, our long-term debt was assigned a first-time investment grade rating by Fitch, and our rating by S&P was raised to an investment grade rating. In determining our ratings, the agencies consider a number of qualitative and quantitative factors including, but not limited to: the industry in which we operate, production growth opportunities, liquidity, debt levels and asset and reserve mix. An explanation of the significance of each rating may be obtained from the applicable rating agency.

A downgrade in our credit ratings could (i) negatively impact our costs of capital and our ability to effectively execute aspects of our strategy, (ii) affect our ability to raise debt in the public debt markets, and the cost of any new debt could be much higher than our outstanding debt and (iii) negatively affect our ability to obtain additional financing or the interest rate, fees and other terms associated with such additional financing. Further, if we are unable to maintain credit ratings of “Ba2” or better from Moody’s and “BB” or better from S&P, the Investment Grade Period will automatically terminate and cause the credit facility to once again be secured by a first lien on substantially all of our oil and natural gas properties and by a pledge of the equity interests in our subsidiaries. These and other impacts of a downgrade in our credit ratings could have a material adverse effect on our business, financial condition and results of operations.

As of the filing of this Quarterly Report, no changes in our credit ratings have occurred since September 30, 2017; however, we cannot be assured that our credit ratings will not be downgraded in the future.

Book capitalization and current ratio.    Our net book capitalization at September 30, 2017 was $11.3 billion, consisting of debt of $2.7 billion and stockholders’ equity of $8.6 billion. Our net book capitalization at December 31, 2016 was $10.2 billion, consisting of $0.1 billion of cash and cash equivalents, debt of $2.7 billion and stockholders’ equity of $7.6 billion. Our ratio of net debt to net book capitalization was 24 percent and 26  percent at September 30, 2017 and December 31, 2016, respectively. Our ratio of current assets to current liabilities was 0.66 to 1.0 at September 30, 2017 as compared to 0.73 to 1.0 at December 31, 2016.

Inflation and changes in prices.  Our revenues, the value of our assets, and our ability to obtain bank financing or additional capital on attractive terms have been and will continue to be affected by changes in commodity prices and the costs to produce our reserves. Commodity prices are subject to significant fluctuations that are beyond our ability to control or predict. During the nine months ended September 30, 2017, we received an average of $46.34 per Bbl of oil and $2.96 per Mcf of natural gas before consideration of commodity derivative contracts compared to $37.75 per Bbl of oil and $1.97 per Mcf of natural gas in the nine months ended September 30, 2016. Although certain of our costs are affected by general inflation, inflation does not normally have a significant effect on our business.

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

There have been no material changes in our critical accounting policies and procedures during the nine months ended September 30, 2017. See our disclosure of critical accounting policies in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the United States Securities and Exchange Commission (the “SEC”) on February 22, 2017.

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

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which deferred the effective date of ASU No. 2014-09 by one year. That new standard is now effective for annual reporting periods beginning after December 15, 2017. We expect to use the modified retrospective method to adopt the standard, meaning the cumulative effect of initially applying the standard will be recognized with an adjustment to retained earnings on January 1, 2018. We have substantially completed our internal evaluation of the adoption of this standard, which included a review of all revenue-related contracts with customers and the application of the new revenue recognition model against those contracts. We are also updating our revenue recognition policy to conform to the new standard. We also expect to expand our revenue recognition related disclosure. Including those changes previously discussed, we do not expect this new guidance will have a material impact on our consolidated financial statements.

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

We are exposed to a variety of market risks, including credit risk, commodity price risk and interest rate risk. We address these risks through a program of risk management which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we are a party at September 30, 2017, and from which we may incur future gains or losses from changes in market interest rates or commodity prices and losses from extension of credit. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

We have entered into ISDA Agreements with each of our derivative counterparties. The terms of the ISDA Agreements provide us and the counterparties with rights of set-off upon the occurrence of defined acts of default by either us or a counterparty to a derivative, whereby the party not in default may set off all derivative liabilities owed to the defaulting party against all derivative asset receivables from the defaulting party.  See Note 7 of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding our derivative activities.

Commodity price risk.  We are exposed to market risk as the prices of our commodities are subject to fluctuations resulting from changes in supply and demand. To reduce our exposure to changes in the prices of our commodities, we have entered into, and may in the future enter into, additional commodity price risk management arrangements for a portion of our oil and natural gas production. The agreements that we have entered into generally have the effect of providing us with a fixed price for a portion of our expected future oil and natural gas production over a fixed period of time. Our commodity price risk management arrangements are recorded at fair value and thus changes to the future commodity prices will have an impact on net income. The following table sets forth the hypothetical impact on the fair value of the commodity price risk management arrangements from an average increase and decrease in the commodity price of $5.00 per Bbl of oil and $0.50 per MMBtu of natural gas from the commodity prices at September 30, 2017:

	Increase of	Decrease of
	$5.00 per Bbl and	$5.00 per Bbl and
(in millions)	$0.50 per MMBtu	$0.50 per MMBtu

Gain (loss):
Oil derivatives	$(289)	$289
Natural gas derivatives	(31)	31
Total	$(320)	$320

At September 30, 2017, we had (i) oil price swaps that settle on a monthly basis covering future oil production from October 1, 2017 through December 31, 2019 and (ii) oil basis swaps covering our Midland to Cushing basis differential from October 1, 2017 to December 31, 2019. The average NYMEX oil price for the nine months ended September 30, 2017 was $49.45 per Bbl. At October 30, 2017, the NYMEX oil price was $54.15 per Bbl.

At September 30, 2017, we had natural gas price swaps that settle on a monthly basis covering future natural gas production from October 1, 2017 to December 31, 2019. The average NYMEX natural gas price for the nine months ended September 30, 2017 was $3.06 per MMBtu. At October 30, 2017, the NYMEX natural gas price was $2.97 per MMBtu.

A decrease in the average forward NYMEX oil and natural gas prices below those at September 30, 2017 would decrease the fair value liability of our commodity derivative contracts from their recorded balance at September 30, 2017. Changes in the recorded fair value of our commodity derivative contracts are marked to market through earnings as gains or losses. The potential decrease in our fair value liability would be recorded in earnings as a gain. However, an increase in the average forward NYMEX oil and natural gas prices above those at September 30, 2017 would increase the fair value liability of our commodity derivative contracts from their recorded balance at September 30, 2017. The potential increase in our fair value liability would be recorded in earnings as a loss. We are currently unable to estimate the effects on the earnings of future periods resulting from changes in the market value of our commodity derivative contracts.

The fair value of our derivative instruments is determined based on our valuation models. We did not change our valuation method for our derivative instruments during the nine months ended September 30, 2017. The following table reconciles the changes that occurred in the fair values of our derivative instruments during the nine months ended September 30, 2017:

Commodity Derivative
Instruments
(in millions)	Net Assets (Liabilities) (a)

Fair value of contracts outstanding at December 31, 2016	$(174)
Changes in fair values (b)	289
Contract maturities	(126)
Fair value of contracts outstanding at September 30, 2017	$(11)

(a) Represents the fair values of open derivative contracts subject to market risk.
(b) At inception, new derivative contracts entered into by us have no intrinsic value.

See Note 7 of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding our derivative instruments.

Interest rate risk.  Our exposure to changes in interest rates relates primarily to debt obligations. We manage our interest rate exposure by limiting our variable-rate debt to a certain percentage of total capitalization and by monitoring the effects of market changes in interest rates. To reduce our exposure to changes in interest rates we may, in the future, enter into interest rate risk management arrangements for a portion of our outstanding debt. The agreements that we have entered into generally have the effect of providing us with a fixed interest rate for a portion of our variable rate debt. We may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to existing debt issues. Interest rate derivatives are used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio. We are exposed to changes in interest rates as a result of our credit facility, and the terms of our credit facility require us to pay higher interest rate margins as our credit ratings decrease.

We had total indebtedness of $368 million outstanding under our credit facility at September 30, 2017. The impact of a one percent increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $4 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at September 30, 2017 at the reasonable assurance level.

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

Item 1A.  Risk Factors

In addition to the information set forth in this Quarterly Report, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2016, under the headings “Item 1. Business — Competition,” “— Marketing Arrangements” and “— Applicable Laws and Regulations,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” which risks could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2016, other than updating the risk factor below. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2016 and in this Quarterly Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. The updated risk factor is as follows:

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

Based on economic factors at September 30, 2017, we determined that undiscounted future cash flows attributable to our NBBS field with a net book value of approximately $1.1 billion indicated that its carrying amount was expected to be recovered; however, it may be at risk for impairment if management’s estimates of future cash flows decline, including as a result of further declines in projected commodity prices (and the resulting impact of future cash flows) subsequent to September 30, 2017. We estimate that if the oil and natural gas prices used in the estimated fair value analysis would have been approximately 10 percent lower at September 30, 2017 with no other changes in capital costs, operating costs, price differentials, or reserve performance curves, we could have recognized a non-cash impairment in that period of approximately $470 million related to our NBBS field. Other assumptions such as operating costs, well and reservoir performance, severance and ad valorem taxes, and operating and development plans would likely change given a change in oil and natural gas prices. However, we are unable to estimate the correlation between these assumptions and any estimated commodity price change, and these and other assumptions may worsen or partially mitigate some of the effects of a reduction in commodity prices, including the ultimate impact and amount of any potential impairment charge. As a result, we are unable to predict with certainty whether or not a decline in commodity prices alone will cause us to recognize an impairment charge in a particular field or the magnitude of any such impairment charge.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total number of shares withheld (a)	Average price per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plan

July 1, 2017 - July 31, 2017	585	$121.87	-
August 1, 2017 - August 31, 2017	5,103	$116.37	-
September 1, 2017 - September 30, 2017	213	$123.73	-

(a)		Represents shares that were withheld by us to satisfy tax withholding obligations of certain of our officers and key employees that arose upon the lapse of restrictions on restricted stock.

Item 6.  Exhibits

Exhibit Number		Exhibit

3.1		Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on August 8, 2007, and incorporated herein by reference).

3.2

Third Amended and Restated Bylaws of Concho Resources Inc., as amended March 27, 2017 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on March 28, 2017, and incorporated herein by reference).

4.1		Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K on February 22, 2013, and incorporated herein by reference).
4.2

Twelfth Supplemental Indenture, dated September 26, 2017, among Concho Resources Inc., the subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on September 26, 2017, and incorporated herein by reference).

4.3

Thirteenth Supplemental Indenture, dated September 26, 2017, among Concho Resources Inc., the subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K on September 26, 2017, and incorporated herein by reference).

4.4		Form of 3.750% Senior Notes due 2027 (included in Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 26, 2017, and incorporated herein by reference).
4.5		Form of 4.875% Senior Notes due 2047 (included in Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 26, 2017, and incorporated herein by reference).
31.1	(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	(a)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	(b)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	(a)	XBRL Instance Document.

101.SCH	(a)	XBRL Schema Document.

101.CAL	(a)	XBRL Calculation Linkbase Document.

101.DEF	(a)	XBRL Definition Linkbase Document.

101.LAB	(a)	XBRL Labels Linkbase Document.

101.PRE	(a)	XBRL Presentation Linkbase Document.

(a)  Filed herewith.

(b)  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCHO RESOURCES INC.

Date:	November 1, 2017	By	/s/ Timothy A. Leach

Timothy A. Leach
Chairman of the Board of Directors and Chief Executive
Officer
(Principal Executive Officer)

		By	/s/ Jack F. Harper

Jack F. Harper
President and Chief Financial Officer
(Principal Financial Officer)

		By	/s/ Brenda R. Schroer

Brenda R. Schroer
Senior Vice President, Chief Accounting Officer and Treasurer
(Principal Accounting Officer)