Form 10-Q
period 2018-06-30
CONCHO RESOURCES INC
filed 2018-08-02
CIK 1358071

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

Number of shares of the registrant’s common stock outstanding at July 30, 2018: 200,263,524 shares

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements and information contained in or incorporated by reference into this report that express a belief, expectation, or intention, or that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include statements, projections and estimates concerning our future financial position, operations, performance, business strategy, oil and natural gas reserves, drilling program, capital expenditures, liquidity and capital resources, the timing and success of specific projects, outcomes and effects of litigation, claims, disputes and derivative activities. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “will,” “goal” or other words that convey the uncertainty of future events or outcomes. Forward-looking statements are not guarantees of performance. We have based these forward-looking statements on our current expectations and assumptions about future events and their potential effect on us. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Actual results may differ materially from those implied or expressed by any forward-looking statements. These forward-looking statements speak only as of the date of this report, or if earlier, as of the date they were made. We disclaim any obligation to update or revise these statements unless required by law, whether as a result of new information, future events or otherwise, and we caution you not to rely on them unduly. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties relating to, among other matters, the risks discussed in “Part II, Item 1A. Risk Factors” in this Quarterly Report and in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017, and the other information included in our filings with the Securities and Exchange Commission and our public disclosure, as well as those factors summarized below:

•           risks associated with our recent acquisition of RSP Permian, Inc., including increased expenses and integration efforts and failure to realize the expected benefits of the transaction;

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

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

iii

Concho Resources Inc.

Consolidated Balance Sheets

Unaudited

	June 30,	December 31,
(in millions, except share and per share amounts)	2018	2017
Assets
Current assets:
Cash and cash equivalents	$55	$-
Accounts receivable, net of allowance for doubtful accounts:
Oil and natural gas	410	331
Joint operations and other	245	212
Inventory	17	14
Derivative instruments	173	-
Prepaid costs and other	50	35
Total current assets	950	592
Property and equipment:
Oil and natural gas properties, successful efforts method	22,518	21,267
Accumulated depletion and depreciation	(8,962)	(8,460)
Total oil and natural gas properties, net	13,556	12,807
Other property and equipment, net	235	234
Total property and equipment, net	13,791	13,041
Deferred loan costs, net	12	13
Intangible assets, net	21	26
Other assets	19	60
Total assets	$14,793	$13,732
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable - trade	$51	$43
Bank overdrafts	-	116
Revenue payable	226	183
Accrued drilling costs	354	330
Derivative instruments	358	277
Other current liabilities	257	216
Total current liabilities	1,246	1,165
Long-term debt	2,371	2,691
Deferred income taxes	981	687
Noncurrent derivative instruments	168	102
Asset retirement obligations and other long-term liabilities	136	172
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 authorized; 150,194,743 and
149,324,849 shares issued at June 30, 2018 and December 31, 2017, respectively	-	-
Additional paid-in capital	7,177	7,142
Retained earnings	2,812	1,840
Treasury stock, at cost; 813,347 and 598,049 shares at June 30, 2018 and
December 31, 2017, respectively	(98)	(67)
Total stockholders’ equity	9,891	8,915
Total liabilities and stockholders’ equity	$14,793	$13,732

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.

Consolidated Statements of Operations

Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2018	2017	2018	2017

Operating revenues:
Oil sales	$795	$461	$1,588	$963
Natural gas sales	150	106	304	216
Total operating revenues	945	567	1,892	1,179
Operating costs and expenses:
Oil and natural gas production	130	100	260	187
Production and ad valorem taxes	70	44	140	92
Gathering, processing and transportation	9	-	20	-
Exploration and abandonments	8	20	26	35
Depreciation, depletion and amortization	310	281	627	564
Accretion of discount on asset retirement obligations	2	2	4	4
General and administrative (including non-cash stock-based
compensation of $18 and $14 for the three months ended
June 30, 2018 and 2017, respectively, and $35 and $26 for
the six months ended June 30, 2018 and 2017, respectively)	72	60	137	116
(Gain) loss on derivatives	133	(209)	168	(495)
Gain on disposition of assets, net	(1)	-	(724)	(654)
Total operating costs and expenses	733	298	658	(151)
Income from operations	212	269	1,234	1,330
Other income (expense):
Interest expense	(27)	(39)	(57)	(79)
Loss on extinguishment of debt	-	(1)	-	(1)
Other, net	(8)	16	89	16
Total other income (expense)	(35)	(24)	32	(64)
Income before income taxes	177	245	1,266	1,266
Income tax expense	(40)	(93)	(294)	(464)
Net income	$137	$152	$972	$802
Earnings per share:
Basic net income	$0.92	$1.02	$6.52	$5.41
Diluted net income	$0.92	$1.02	$6.50	$5.39

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.

Consolidated Statement of Stockholders’ Equity

Unaudited

	Common Stock		Additional				Total
	Issued		Paid-in	Retained	Treasury Stock		Stockholders’
(in millions, except share data)	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
	(in thousands)				(in thousands)
BALANCE AT DECEMBER 31, 2017	149,325	$-	$7,142	$1,840	598	$(67)	$8,915
Net income	-	-	-	972	-	-	972
Grants of restricted stock	447	-	-	-	-	-	-
Performance unit share conversion	446	-	-	-	-	-	-
Cancellation of restricted stock	(23)	-	-	-	-	-	-
Stock-based compensation	-	-	35	-	-	-	35
Purchase of treasury stock	-	-	-	-	215	(31)	(31)
BALANCE AT JUNE 30, 2018	150,195	$-	$7,177	$2,812	813	$(98)	$9,891

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.

Consolidated Statements of Cash Flows

Unaudited

	Six Months Ended
	June 30,
(in millions)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$972	$802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	627	564
Accretion of discount on asset retirement obligations	4	4
Exploration and abandonments, including dry holes	14	24
Non-cash stock-based compensation expense	35	26
Deferred income taxes	294	454
Gain on disposition of assets, net	(724)	(654)
(Gain) loss on derivatives	168	(495)
Net settlements received from (paid on) derivatives	(194)	96
Loss on extinguishment of debt	-	1
Other	(95)	1
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(56)	(24)
Prepaid costs and other	(22)	(3)
Inventory	(3)	1
Accounts payable	5	(2)
Revenue payable	43	(2)
Other current liabilities	22	12
Net cash provided by operating activities	1,090	805
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and natural gas properties	(941)	(624)
Acquisitions of oil and natural gas properties	(19)	(239)
Additions to property, equipment and other assets	(11)	(30)
Proceeds from the disposition of assets	261	803
Direct transaction costs for disposition of assets	(3)	(18)
Funds held in escrow	-	(60)
Distribution from equity method investment	148	-
Net cash used in investing activities	(565)	(168)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	1,222	105
Payments of debt	(1,544)	(105)
Payments for loan costs	(1)	(7)
Purchase of treasury stock	(31)	(21)
Decrease in bank overdrafts	(116)	-
Net cash used in financing activities	(470)	(28)
Net increase in cash and cash equivalents	55	609
Cash and cash equivalents at beginning of period	-	53
Cash and cash equivalents at end of period	$55	$662
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for business combinations	$-	$291

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2018

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

Reclassifications. Certain prior period amounts have been reclassified to conform to the 2018 presentation. These reclassifications had no impact on net income, total stockholders’ equity or total cash flows.

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

Cash equivalents. The Company considers all cash on hand, depository accounts held by banks, money market accounts and investments with an original maturity of three months or less to be cash equivalents. The Company’s cash and cash equivalents are held in financial institutions in amounts that may exceed the insurance limits of the Federal Deposit Insurance Corporation. However, management believes that the Company’s counterparty risks are minimal based on the reputation and history of the institutions selected. At June 30, 2018, the majority of the Company’s cash was invested in stable value government money market funds.

Equity method investments. The Company accounts for its equity method investments under the equity method of accounting and includes the investment balance in other assets on the consolidated balance sheets. Gains and losses incurred from the Company’s equity investments are recorded in other income on the consolidated statements of operations.

 The Company owns a 23.75 percent membership interest in Oryx Southern Delaware Holdings, LLC (“Oryx”), an entity that operates a crude oil gathering and transportation system in the Southern Delaware Basin. In February 2018, Oryx

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2018

Unaudited

obtained a term loan of $800 million. The proceeds were used in part to fund a cash distribution to its equity holders, of which the Company received a distribution of approximately $157 million. Of this amount, approximately $54 million fully offset the Company’s net investment in Oryx. The remaining distribution of approximately $103 million was recorded in other income on the Company’s consolidated statement of operations since the lenders to the term loan do not have recourse against the Company, and the Company has no contractual obligation to repay the distribution.

The Company’s net investment in Oryx was approximately $49 million at December 31, 2017. The Company recorded income of approximately $1 million for the three months ended June 30, 2017 and $5 million and $2 million for the six months ended June 30, 2018 and 2017, respectively. The Company will not record income or loss on the Oryx investment until such net income is greater than the distribution in excess of its investment.

In February 2017, the Company closed on the divestiture of its 50 percent membership interest in a midstream joint venture, Alpha Crude Connector, LLC (“ACC”), that constructed a crude oil gathering and transportation system in the Northern Delaware Basin. See Note 5 for additional information regarding the disposition of ACC.

Litigation contingencies. The Company is a party to proceedings and claims incidental to its business. In each reporting period, the Company assesses these claims in an effort to determine the degree of probability and range of possible loss for potential accrual in its consolidated financial statements. The amount of any resulting losses may differ from these estimates. An accrual is recorded for a material loss contingency when its occurrence is probable and damages are reasonably estimable. See Note 10 for additional information.

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

The Company enters into contracts with customers to sell its oil and natural gas production. Revenue on these contracts is recognized in accordance with the five-step revenue recognition model prescribed in ASC 606. Specifically, revenue is recognized when the Company’s performance obligations under these contracts are satisfied, which generally occurs with the transfer of control of the oil and natural gas to the purchaser. Control is generally considered transferred when the following criteria are met: (i) transfer of physical custody, (ii) transfer of title, (iii) transfer of risk of loss and (iv) relinquishment of any repurchase rights or other similar rights. Given the nature of the products sold, revenue is recognized at a point in time based on the amount of consideration the Company expects to receive in accordance with the price specified in the contract. Consideration under the oil and natural gas marketing contracts is typically received from the purchaser one to two months after production. At June 30, 2018, the Company had receivables related to contracts with customers of $410 million.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2018

Unaudited

The following table shows the impact of the adoption of ASC 606 on the Company’s current period results as compared to the previous revenue recognition standard, ASC Topic 605, “Revenue recognition” (“ASC 605”):

	Three Months Ended			Six Months Ended
	June 30, 2018			June 30, 2018
	Under	Under	Increase	Under	Under	Increase
(in millions)	ASC 606	ASC 605	(Decrease)	ASC 606	ASC 605	(Decrease)

Operating revenues:
Oil sales	$795	$794	$1	$1,588	$1,585	$3
Natural gas sales	150	144	6	304	292	12

Operating costs and expenses:
Oil and natural gas production	130	132	(2)	260	265	(5)
Gathering, processing and transportation	9	-	9	20	-	20

Net income	$137	$137	$-	$972	$972	$-

Oil Contracts. The majority of the Company’s oil marketing contracts transfer physical custody and title at or near the wellhead, which is generally when control of the oil has been transferred to the purchaser. The majority of the oil produced is sold under contracts using market-based pricing which is then adjusted for differentials based upon delivery location and oil quality. To the extent the differentials are incurred after the transfer of control of the oil, the differentials are included in oil sales on the statements of operations as they represent part of the transaction price of the contract. If the differentials, or other related costs, are incurred prior to the transfer of control of the oil, those costs are included in gathering, processing and transportation on the Company’s consolidated statements of operations as they represent payment for services performed outside of the contract with the customer.

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

General and administrative expense. The Company receives fees for the operation of jointly-owned oil and natural gas properties during the drilling and production phases and records such reimbursements as reductions to general and administrative expense. Such fees totaled approximately $5 million and $4 million for the three months ended June 30, 2018 and 2017, respectively, and $9 million and $8 million for the six months ended June 30, 2018 and 2017, respectively.

New accounting pronouncements issued but not yet adopted. In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which supersedes current lease guidance. The new lease standard requires all leases with a term greater than one year to be

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2018

Unaudited

recognized on the balance sheet while maintaining substantially similar classifications for financing and operating leases. Lease expense recognition on the consolidated statements of operations will be effectively unchanged. This guidance is effective for reporting periods beginning after December 15, 2018, and early adoption is permitted. The Company does not plan to early adopt the standard. The Company enters into lease agreements to support its operations. These agreements are for leases on assets such as office space, vehicles, well equipment and drilling rigs. The Company has substantially completed the process of reviewing and determining the contracts to which this new guidance applies. The Company is currently enhancing its accounting system in order to track and calculate additional information necessary for adoption of this standard. The Company believes this new guidance will have a moderate impact on its consolidated balance sheets due to the recognition of right-of-use assets and lease liabilities that are not recognized under currently applicable guidance.

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

June 30, 2018

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

The following table reflects the Company’s net capitalized exploratory well activity during the six months ended June 30, 2018:

Six Months Ended
(in millions)	June 30, 2018

Beginning capitalized exploratory well costs	$182
Additions to exploratory well costs pending the determination of proved reserves	344
Reclassifications due to determination of proved reserves	(128)
Disposition of wells	(14)
Ending capitalized exploratory well costs	$384

The following table provides an aging at June 30, 2018 and December 31, 2017 of capitalized exploratory well costs based on the date drilling was completed:

	June 30,	December 31,
(in millions, except number of projects)	2018	2017

Capitalized exploratory well costs that have been capitalized for a period of one year	$384	$180
or less
Capitalized exploratory well costs that have been capitalized for a period greater
than one year	-	2
Total capitalized exploratory well costs	$384	$182
Number of projects with exploratory well costs that have been capitalized for a period
greater than one year	-	2

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2018

Unaudited

Note 4. RSP Acquisition

On March 27, 2018, the Company and RSP Permian, Inc. (“RSP”) entered into an Agreement and Plan of Merger (the “Acquisition Agreement”) under which the Company will acquire RSP through an all-stock transaction (the “RSP Acquisition”). On July 19, 2018, the RSP Acquisition was completed. In connection with the RSP Acquisition, the Company incurred approximately $6 million and $10 million for consulting, investment banking, advisory, legal and other acquisition-related fees during the three and six months ended June 30, 2018, respectively, which are included in other expense on the consolidated statements of operations. Refer to Note 15 for additional information regarding the RSP Acquisition.

Note 5. Acquisitions, divestitures and nonmonetary transactions

During the six months ended June 30, 2018, the Company entered into the following transactions:

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

Southern Delaware Basin divestitures. In January 2018, the Company closed on two asset sales transactions of certain non-core assets in Reeves and Ward Counties with combined preliminary proceeds of approximately $280 million, subject to customary post-closing adjustments. After direct transaction costs, the Company recorded a pre-tax gain of approximately $134 million, which is included in gain on disposition of assets, net on its consolidated statement of operations for the six months ended June 30, 2018. The assets divested included proved and unproved oil and natural gas properties on approximately 20,000 net acres.

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

Nonmonetary transactions. During the six months ended June 30, 2018, the Company completed multiple nonmonetary transactions. These transactions included the exchange of both proved and unproved oil and natural gas properties. Certain of these transactions were accounted for at fair value and, as a result, the Company recorded pre-tax gains of approximately $15 million.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2018

Unaudited

During the six months ended June 30, 2017, the Company entered into the following transactions:

Northern Delaware Basin acquisition. In January and April 2017, the Company closed on the two-part acquisition in the Northern Delaware Basin. As consideration for the entire acquisition, the Company paid approximately $160 million in cash and issued to the seller approximately 2.2 million shares of its common stock with an approximate value of $291 million.

ACC divestiture. In February 2017, the Company closed on the divestiture of its ownership interest in ACC. The Company and its joint venture partner entered into separate agreements to sell 100 percent of their respective ownership interests in ACC. After adjustments for debt and working capital, the Company received cash proceeds from the sale of approximately $803 million. After direct transaction costs, the Company recorded a pre-tax gain of approximately $655 million, which is included in gain on disposition of assets, net on its consolidated statement of operations for the six months ended June 30, 2017. The Company’s net investment in ACC at the time of closing was approximately $129 million.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2018

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

A summary of the Company’s restricted stock shares and performance unit activity under the Plan for the six months ended June 30, 2018 is presented below:

	Restricted	Performance
	Stock Shares	Units

Outstanding at December 31, 2017	1,149,246	247,647
Awards granted (a)	446,554	111,490
Awards cancelled / forfeited	(23,492)	-
Lapse of restrictions	(358,600)	-
Outstanding at June 30, 2018	1,213,708	359,137

(a) Weighted average grant date fair value per share/unit	$134.45	$216.03

The following table reflects the future stock-based compensation expense to be recorded for all the stock-based compensation awards that were outstanding at June 30, 2018:

(in millions)

Remaining 2018	$39
2019	51
2020	31
Thereafter	10
Total	$131

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2018

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

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2018

Unaudited

Financial Assets and Liabilities Measured at Fair Value

The following table presents the carrying amounts and fair values of the Company’s financial instruments at June 30, 2018 and December 31, 2017:

		June 30, 2018		December 31, 2017
		Carrying	Fair	Carrying	Fair
(in millions)		Value	Value	Value	Value

	Assets:
	Derivative instruments	$173	$173	$-	$-

	Liabilities:
	Derivative instruments	$526	$526	$379	$379
	Credit facility	$-	$-	$322	$322
	$600 million 4.375% senior notes due 2025 (a)	$594	$602	$593	$624
	$1,000 million 3.75% senior notes due 2027 (a)	$988	$961	$987	$1,012
	$800 million 4.875% senior notes due 2047 (a)	$789	$808	$789	$874

(a)	The carrying value includes associated deferred loan costs and any discount.

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

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2018

Unaudited

Derivative instruments. The fair value of the Company’s derivative instruments is estimated by management considering various factors, including closing exchange and over-the-counter quotations and the time value of the underlying commitments. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following tables summarize (i) the valuation of each of the Company’s financial instruments by required fair value hierarchy levels and (ii) the gross fair value by the appropriate balance sheet classification, even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the Company’s consolidated balance sheets at June 30, 2018 and December 31, 2017. The Company nets the fair value of derivative instruments by counterparty in the Company’s consolidated balance sheets.

June 30, 2018
	Fair Value Measurements Using					Net
	Quoted Prices				Gross	Fair Value
	in Active	Significant			Amounts	Presented
	Markets for	Other	Significant		Offset in the	in the
	Identical	Observable	Unobservable	Total	Consolidated	Consolidated
	Assets	Inputs	Inputs	Fair	Balance	Balance
(in millions)	(Level 1)	(Level 2)	(Level 3)	Value	Sheet	Sheet

Assets:
Current:
Commodity derivatives	$-	$344	$-	$344	$(171)	$173
Noncurrent:
Commodity derivatives	-	55	-	55	(55)	-

Liabilities:
Current:
Commodity derivatives	-	(529)	-	(529)	171	(358)
Noncurrent:
Commodity derivatives	-	(223)	-	(223)	55	(168)

Net derivative instruments	$-	$(353)	$-	$(353)	$-	$(353)

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2018

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

Concentrations of credit risk. At June 30, 2018, the Company’s primary concentrations of credit risk are the risk of collecting accounts receivable and the risk of counterparties’ failure to perform under derivative obligations.

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

June 30, 2018

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

The following table summarizes the amounts reported in earnings related to the commodity derivative instruments for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017

Gain (loss) on derivatives:
Oil derivatives	$(128)	$199	$(161)	$465
Natural gas derivatives	(5)	10	(7)	30
Total	$(133)	$209	$(168)	$495

The following table represents the Company’s net cash receipts from (payments on) derivatives for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017

Net cash receipts from (payments on) derivatives:
Oil derivatives	$(86)	$70	$(199)	$101
Natural gas derivatives	4	(2)	5	(5)
Total	$(82)	$68	$(194)	$96

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2018

Unaudited

Commodity derivative contracts at June 30, 2018. The following table sets forth the Company’s outstanding derivative contracts at June 30, 2018. When aggregating multiple contracts, the weighted average contract price is disclosed. All of the Company’s derivative contracts at June 30, 2018 are expected to settle by December 31, 2020.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Oil Price Swaps: (a)
2018:
Volume (Bbl)			10,431,318	9,351,007	19,782,325
Price per Bbl			$54.65	$54.14	$54.41
2019:
Volume (Bbl)	8,382,000	7,785,500	7,299,000	6,910,000	30,376,500
Price per Bbl	$53.74	$53.61	$53.57	$53.52	$53.61
2020:
Volume (Bbl)	3,971,000	3,787,000	3,621,000	3,517,000	14,896,000
Price per Bbl	$56.21	$56.18	$56.15	$56.14	$56.17
Oil Basis Swaps: (b)
2018:
Volume (Bbl)			8,465,000	7,757,000	16,222,000
Price per Bbl			$(0.85)	$(0.89)	$(0.87)
2019:
Volume (Bbl)	9,570,000	9,235,500	8,786,000	8,325,000	35,916,500
Price per Bbl	$(2.44)	$(2.53)	$(2.43)	$(2.54)	$(2.48)
2020:
Volume (Bbl)	5,551,000	5,551,000	5,612,000	5,612,000	22,326,000
Price per Bbl	$(0.57)	$(0.57)	$(0.57)	$(0.57)	$(0.57)
Natural Gas Price Swaps: (c)
2018:
Volume (MMBtu)			19,420,000	18,458,000	37,878,000
Price per MMBtu			$3.01	$3.00	$3.00
2019:
Volume (MMBtu)	7,291,533	7,231,387	7,178,537	7,089,535	28,790,992
Price per MMBtu	$2.82	$2.81	$2.81	$2.81	$2.81
2020:
Volume (MMBtu)	3,276,000	3,276,000	3,128,000	3,128,000	12,808,000
Price per MMBtu	$2.70	$2.70	$2.70	$2.70	$2.70

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

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2018

Unaudited

Note 9. Debt

The Company’s debt consisted of the following at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
(in millions)	2018	2017

Credit facility	$-	$322
4.375% unsecured senior notes due 2025 (a)	600	600
3.75% unsecured senior notes due 2027	1,000	1,000
4.875% unsecured senior notes due 2047	800	800
Unamortized original issue discount	(5)	(6)
Senior notes issuance costs, net	(24)	(25)
Less: current portion	-	-
Total long-term debt	$2,371	$2,691

(a)	For each of the twelve-month periods beginning on January 15, 2020, 2021, 2022, 2023 and thereafter, these notes are callable at 103.281%, 102.188%, 101.094% and 100%, respectively.

Credit facility. The Company’s Credit Facility has a maturity date of May 9, 2022. At June 30, 2018, the Company’s commitments from its bank group were $2.0 billion.

The Company recorded a loss on extinguishment of debt of approximately $1 million during the six months ended June 30, 2017, representing the proportional amount of unamortized deferred loan costs associated with banks that are no longer in the Credit Facility syndicate as a result of the April 2017 Credit Facility amendment.

Senior notes.  Interest on the Company’s senior notes is paid in arrears semi-annually. The senior notes are fully and unconditionally guaranteed on a senior unsecured basis by certain of the Company’s 100 percent owned subsidiaries, subject to customary release provisions as described in Note 14.

In July 2018, the Company issued $1,600 million in aggregate principal amount of unsecured senior notes, consisting of $1,000 million in aggregate principal amount of 4.3% unsecured senior notes due 2028 and $600 million in aggregate principal amount of 4.85% unsecured senior notes due 2048. See Note 15 for additional information regarding the offering.

At June 30, 2018, the Company was in compliance with the covenants under all of its debt instruments.

Principal maturities of long-term debt.  Principal maturities of long-term debt outstanding at June 30, 2018 were as follows:

(in millions)

Remaining 2018	$-
2019	-
2020	-
2021	-
2022	-
2023	-
Thereafter	2,400
Total	$2,400

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2018

Unaudited

Interest expense.  The following amounts have been incurred and charged to interest expense for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017

Cash payments for interest	$42	$4	$60	$65
Non-cash interest	2	1	3	4
Net changes in accruals	(15)	34	(3)	10
Interest costs incurred	29	39	60	79
Less: capitalized interest	(2)	-	(3)	-
Total interest expense	$27	$39	$57	$79

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2018

Unaudited

Note 10. Commitments and contingencies

Legal actions.  The Company is a party to proceedings and claims incidental to its business. Assessing contingencies is highly subjective and requires judgment about uncertain future events. When evaluating contingencies related to legal proceedings, the Company may be unable to estimate losses due to a number of factors, including potential defenses, the procedural status of the matter in question, the presence of complex legal and/or factual issues, the ongoing discovery and/or development of information important to the matter. For material matters that the Company believes an unfavorable outcome is reasonably possible, it has disclosed the nature of the matter and a range of potential exposure, unless an estimate cannot be made at this time. The Company does not believe that the loss for any other litigation matters and claims that are reasonably possible to occur will have a material adverse effect on its financial position, results of operations or liquidity. The Company will continue to evaluate proceedings and claims involving the Company on a regular basis and will establish and adjust any estimated accruals as appropriate.

Mabee Ranch litigation.  On July 30, 2018, the owners of certain mineral and surface interests on the Mabee Ranch in Martin and Andrews Counties, Texas filed a lawsuit against the Company in Martin County District Court. These owners claim that the Company breached certain leases by, among other things, exceeding permitted surface uses, failing to obtain required consents and failing to pay certain royalties due to them. The owners are seeking compensatory and exemplary money damages related to this alleged conduct as well as a declaration from the court that their mineral leases with the Company have terminated. The Company is currently reviewing the allegations and intends to vigorously defend itself against these claims. At this stage, the Company is unable to make a reasonable estimate of any potential loss related to this litigation.

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

Commitments. The Company periodically enters into contractual arrangements under which the Company is committed to expend funds. These contractual arrangements relate to purchase agreements the Company has entered into including drilling commitments, water commitment agreements, throughput volume delivery commitments, fixed and variable power commitments, sand commitment agreements, fixed asset commitments and maintenance commitments. The following table summarizes the Company’s commitments at June 30, 2018:

(in millions)

Remaining 2018	$24
2019	46
2020	56
2021	53
2022	22
2023	19
Thereafter	60
Total	$280

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2018

Unaudited

Operating leases. The Company leases vehicles, equipment and office facilities under non-cancellable operating leases. Lease payments associated with these operating leases were approximately $3 million for each of the three months ended June 30, 2018 and 2017 and approximately $6 million and $5 million for the six months ended June 30, 2018 and 2017, respectively.

Future minimum lease commitments under non-cancellable operating leases at June 30, 2018 were as follows:

(in millions)

Remaining 2018	$6
2019	11
2020	9
2021	7
2022	1
2023	-
Thereafter	1
Total	$35

Note 11. Income taxes

The Company’s provision for income taxes for the six months ended June 30, 2018 and 2017 is based on the estimated annual effective tax rate plus discrete items. The effective income tax rates were 23 percent and 38 percent for the three months ended June 30, 2018 and 2017, respectively, and 23 percent and 37 percent for the six months ended June 30, 2018 and 2017, respectively.

The difference between the Company’s effective tax rates for the three and six months ended June 30, 2018 and 2017 is primarily due to (i) the reduction of the U.S. federal statutory corporate income tax rate from 35 percent to 21 percent, (ii) the impact of changes in non-deductible expenses and (iii) state income taxes, net of federal income tax benefits.  The Company recorded a discrete income tax benefit related to stock-based awards of approximately $3 million and $6 million for the six months ended June 30, 2018 and 2017, respectively.

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

At June 30, 2018, the Company has not completed its accounting for all of the tax effects of the TCJA and has not made an adjustment to the provisional tax benefit recorded under SAB 118 at December 31, 2017. In addition, the Company has considered in its estimated annual effective tax rate for 2018 the impact of the statutory changes enacted by the TCJA, including reasonable estimates of those provisions effective for the 2018 tax year.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2018

Unaudited

Note 12. Related party transactions

The Company paid royalties on certain properties to a partnership in which a director of the Company is the general partner and owns a 3.5 percent partnership interest. These payments were reported in the Company’s consolidated statements of operations and totaled approximately $3 million and $2 million for the three months ended June 30, 2018 and 2017, respectively, and approximately $4 million for each of the six months ended June 30, 2018 and 2017.

Note 13. Earnings per share

The Company uses the two-class method of calculating earnings per share because certain of the Company’s unvested share-based awards qualify as participating securities.

The Company’s basic earnings per share attributable to common stockholders is computed as (i) net income as reported, (ii) less participating basic earnings (iii) divided by weighted average basic common shares outstanding. The Company’s diluted earnings per share attributable to common stockholders is computed as (i) basic earnings attributable to common stockholders, (ii) plus reallocation of participating earnings (iii) divided by weighted average diluted common shares outstanding. Refer to Note 15 for information regarding the RSP Acquisition subsequent event that, if it had occurred before the end of the reporting period, would have impacted the number of common shares outstanding at June 30, 2018.

The following table reconciles the Company’s earnings from operations and earnings attributable to common stockholders to the basic and diluted earnings used to determine the Company’s earnings per share amounts for the three and six months ended June 30, 2018 and 2017, respectively, under the two-class method:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017

Net income as reported	$137	$152	$972	$802
Participating basic earnings (a)	(1)	(1)	(8)	(6)
Basic earnings attributable to common stockholders	136	151	964	796
Reallocation of participating earnings	-	-	-	-
Diluted earnings attributable to common stockholders	$136	$151	$964	$796

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

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2018

Unaudited

The following table is a reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017

Weighted average common shares outstanding:
Basic	147,938	147,304	147,931	147,071
Dilutive common stock options	-	-	-	6
Dilutive performance units	177	462	357	581
Diluted	148,115	147,766	148,288	147,658

The following table is a summary of the performance units that were not included in the computation of diluted earnings per share, as inclusion of these items would be antidilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017

Number of antidilutive units:
Antidilutive performance units	218	107	109	108

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

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2018

Unaudited

Note 14. Subsidiary guarantors

At June 30, 2018, certain of the Company’s 100 percent owned subsidiaries have fully and unconditionally guaranteed the Company’s senior notes. The indentures governing the Company’s senior notes provide that the guarantees of its subsidiary guarantors will be released in certain customary circumstances including (i) in connection with any sale, exchange or other disposition, whether by merger, consolidation or otherwise, of the capital stock of that guarantor to a person that is not the Company or a restricted subsidiary of the Company, such that, after giving effect to such transaction, such guarantor would no longer constitute a subsidiary of the Company, (ii) in connection with any sale, exchange or other disposition (other than a lease) of all or substantially all of the assets of that guarantor to a person that is not the Company or a restricted subsidiary of the Company, (iii) upon the merger of a guarantor into the Company or any other guarantor or the liquidation or dissolution of a guarantor, (iv) if the Company designates any restricted subsidiary that is a guarantor to be an unrestricted subsidiary in accordance with the indenture, (v) upon legal defeasance or satisfaction and discharge of the indenture and (vi) upon written notice of such release or discharge by the Company to the trustee following the release or discharge of all guarantees by such guarantor of any indebtedness that resulted in the creation of such guarantee, except a discharge or release by or as a result of payment under such guarantee.

See Note 9 for a summary of the Company’s senior notes. In accordance with practices accepted by the SEC, the Company has prepared condensed consolidating financial statements in order to quantify the assets, results of operations and cash flows of such subsidiaries as subsidiary guarantors. In addition, one of the Company’s subsidiaries does not guarantee the Company’s senior notes and is included in the Company’s consolidated financial statements. This entity is a 100 percent owned subsidiary that was recently acquired, and is referred to as a “Subsidiary Non-Guarantor” in the tables below. An additional entity did not guarantee the Company’s senior notes at December 31, 2017. This entity was a VIE that was formed to effectuate a tax-free exchange of assets. During the six months ended June 30, 2018, the Reverse 1031 Exchange was completed and all assets and liabilities attributable to the VIE were conveyed to the Company. This entity did not guarantee the Company’s senior notes until the conveyance was completed. See Note 5 for additional information regarding the completion of the Reverse 1031 Exchange.

The following condensed consolidating balance sheets at June 30, 2018 and December 31, 2017, condensed consolidating statements of operations for the three and six  months ended June 30, 2018 and 2017 and condensed consolidating statements of cash flows for the six  months ended June 30, 2018 and 2017, present financial information for Concho Resources Inc. as the parent on a stand-alone basis (carrying any investments in subsidiaries under the equity method), financial information for the subsidiary guarantors on a stand-alone basis (carrying any investment in non-guarantor subsidiaries under the equity method), financial information for the subsidiary non-guarantors on a stand-alone basis and the consolidation and elimination entries necessary to arrive at the information for the Company on a consolidated basis. All current and deferred income taxes are recorded on Concho Resources Inc., as the subsidiaries are flow-through entities for income tax purposes. The subsidiary guarantors and subsidiary non-guarantors are not restricted from making distributions to the Company.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2018

Unaudited

Condensed Consolidating Balance Sheet
June 30, 2018

	Parent	Subsidiary	Subsidiary	Consolidating
(in millions)	Issuer	Guarantors	Non-Guarantor	Entries	Total

ASSETS
Accounts receivable - related parties	$8,257	$(674)	$-	$(7,583)	$-
Other current assets	187	763	-	-	950
Oil and natural gas properties, net	-	13,539	17	-	13,556
Property and equipment, net	-	235	-	-	235
Investment in subsidiaries	4,693	-	-	(4,693)	-
Other long-term assets	22	30	-	-	52
Total assets	$13,159	$13,893	$17	$(12,276)	$14,793

LIABILITIES AND EQUITY
Accounts payable - related parties	$(674)	$8,240	$17	$(7,583)	$-
Other current liabilities	426	820	-	-	1,246
Long-term debt	2,367	4	-	-	2,371
Other long-term liabilities	1,149	136	-	-	1,285
Equity	9,891	4,693	-	(4,693)	9,891
Total liabilities and equity	$13,159	$13,893	$17	$(12,276)	$14,793

Condensed Consolidating Balance Sheet
December 31, 2017

	Parent	Subsidiary	Subsidiary	Consolidating
(in millions)	Issuer	Guarantors	Non-Guarantors	Entries	Total

ASSETS
Accounts receivable - related parties	$8,836	$(669)	$-	$(8,167)	$-
Other current assets	6	576	10	-	592
Oil and natural gas properties, net	-	12,192	615	-	12,807
Property and equipment, net	-	234	-	-	234
Investment in subsidiaries	3,202	-	-	(3,202)	-
Other long-term assets	23	76	-	-	99
Total assets	$12,067	$12,409	$625	$(11,369)	$13,732

LIABILITIES AND EQUITY
Accounts payable - related parties	$(669)	$8,223	$613	$(8,167)	$-
Other current liabilities	341	821	3	-	1,165
Long-term debt	2,691	-	-	-	2,691
Other long-term liabilities	789	166	6	-	961
Equity	8,915	3,199	3	(3,202)	8,915
Total liabilities and equity	$12,067	$12,409	$625	$(11,369)	$13,732

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2018

Unaudited

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2018

	Parent	Subsidiary	Subsidiary	Consolidating
(in millions)	Issuer	Guarantors	Non-Guarantor	Entries	Total

Total operating revenues	$-	$945	$-	$-	$945
Total operating costs and expenses	(134)	(599)	-	-	(733)
Income (loss) from operations	(134)	346	-	-	212
Interest expense	(27)	-	-	-	(27)
Other, net	338	(8)	-	(338)	(8)
Income before income taxes	177	338	-	(338)	177
Income tax expense	(40)	-	-	-	(40)
Net income	$137	$338	$-	$(338)	$137

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2017

	Parent	Subsidiary	Consolidating
(in millions)	Issuer	Guarantors	Entries	Total

Total operating revenues	$-	$567	$-	$567
Total operating costs and expenses	210	(508)	-	(298)
Income from operations	210	59	-	269
Interest expense	(38)	(1)	-	(39)
Loss on extinguishment of debt	(1)	-	-	(1)
Other, net	74	16	(74)	16
Income before income taxes	245	74	(74)	245
Income tax expense	(93)	-	-	(93)
Net income	$152	$74	$(74)	$152

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2018

Unaudited

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2018

	Parent	Subsidiary	Subsidiary	Consolidating
(in millions)	Issuer	Guarantors	Non-Guarantor	Entries	Total

Total operating revenues	$-	$1,887	$5	$-	$1,892
Total operating costs and expenses	(168)	(487)	(3)	-	(658)
Income (loss) from operations	(168)	1,400	2	-	1,234
Interest expense	(57)	-	-	-	(57)
Other, net	1,491	89	-	(1,491)	89
Income before income taxes	1,266	1,489	2	(1,491)	1,266
Income tax expense	(294)	-	-	-	(294)
Net income	$972	$1,489	$2	$(1,491)	$972

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2017

	Parent	Subsidiary	Consolidating
(in millions)	Issuer	Guarantors	Entries	Total

Total operating revenues	$-	$1,179	$-	$1,179
Total operating costs and expenses	495	(344)	-	151
Income from operations	495	835	-	1,330
Interest expense	(78)	(1)	-	(79)
Loss on extinguishment of debt	(1)	-	-	(1)
Other, net	850	16	(850)	16
Income before income taxes	1,266	850	(850)	1,266
Income tax expense	(464)	-	-	(464)
Net income	$802	$850	$(850)	$802

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2018

Unaudited

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2018

	Parent	Subsidiary	Subsidiary	Consolidating
(in millions)	Issuer	Guarantors	Non-Guarantor	Entries	Total

Net cash flows provided by operating activities	$354	$736	$-	$-	$1,090
Net cash flows used in investing activities	-	(565)	-	-	(565)
Net cash flows used in financing activities	(354)	(116)	-	-	(470)
Net increase in cash and cash equivalents	-	55	-	-	55
Cash and cash equivalents at beginning of period	-	-	-	-	-
Cash and cash equivalents at end of period	$-	$55	$-	$-	$55

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2017

	Parent	Subsidiary	Consolidating
(in millions)	Issuer	Guarantors	Entries	Total

Net cash flows provided by operating activities	$28	$777	$-	$805
Net cash flows used in investing activities	-	(168)	-	(168)
Net cash flows used in financing activities	(28)	-	-	(28)
Net increase in cash and cash equivalents	-	609	-	609
Cash and cash equivalents at beginning of period	-	53	-	53
Cash and cash equivalents at end of period	$-	$662	$-	$662

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2018

Unaudited

Note 15. Subsequent events

RSP Acquisition. On July 19, 2018, the Company completed the RSP Acquisition. Under the terms of the Acquisition Agreement, each share of RSP common stock was converted into 0.320 of a share of the Company’s common stock. The Company issued approximately 51 million shares of common stock at a price of $148.27 per share, resulting in total consideration paid by the Company to the former RSP shareholders of approximately $7.6 billion. The Company is in the process of evaluating the business combination accounting considerations, including the consideration transferred and the initial purchase price allocation.

Long-term debt. On July 2, 2018, the Company issued $1,600 million in aggregate principal amount of unsecured senior notes, consisting of $1,000 million in aggregate principal amount of 4.3% unsecured senior notes due 2028 (the “4.3% Notes”) and $600 million in aggregate principal amount of 4.85% unsecured senior notes due 2048 (the “4.85% Notes” and, together with the 4.3% Notes, the “Notes”). The 4.3% Notes were issued at a price equal to 99.660 percent of par, and the 4.85% Notes were issued at a price equal to 99.740 percent of par. The net proceeds of approximately $1,579 million were used to redeem RSP’s outstanding $700 million aggregate principal amount of 6.625% unsecured senior notes due 2022 and $450 million aggregate principal amount of 5.25% unsecured senior notes due 2025 and to repay a portion of the outstanding indebtedness under RSP’s existing credit facility. The Company repaid the remaining balance under RSP’s credit facility with borrowings under its Credit Facility.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2018

Unaudited

New commodity derivative contracts.  After June 30, 2018, the Company entered into the following derivative contracts to hedge additional amounts of estimated future production. The table below also includes the commodity derivative contracts assumed by the Company in connection with the RSP Acquisition.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Oil Price Swaps: (a)
2018:
Volume (Bbl)			2,143,000	2,315,000	4,458,000
Price per Bbl			$67.03	$66.68	$66.85
2019:
Volume (Bbl)	2,235,250	2,123,250	2,055,000	1,978,000	8,391,500
Price per Bbl	$62.50	$62.27	$62.11	$61.95	$62.22
2020:
Volume (Bbl)	455,000	455,000	460,000	460,000	1,830,000
Price per Bbl	$61.58	$61.58	$61.58	$61.58	$61.58
Oil Three-Way Collars: (a)
2018:
Volume (Bbl)			1,319,000	1,227,000	2,546,000
Ceiling price per Bbl			$60.56	$60.96	$60.75
Floor price per Bbl			$47.79	$48.00	$47.89
Short put price per Bbl			$37.79	$38.00	$37.89
Oil Costless Collars: (a)
2018:
Volume (Bbl)			1,212,000	1,058,000	2,270,000
Ceiling price per Bbl			$60.10	$60.11	$60.11
Floor price per Bbl			$46.33	$46.52	$46.42
2019:
Volume (Bbl)	1,335,250	1,213,250	1,135,000	1,058,000	4,741,500
Ceiling price per Bbl	$64.67	$64.00	$63.47	$62.95	$63.83
Floor price per Bbl	$56.46	$56.06	$55.74	$55.43	$55.96
Oil Basis Swaps: (b)
2018:
Volume (Bbl)			1,830,000	2,760,000	4,590,000
Price per Bbl			$(0.42)	$(0.42)	$(0.42)
2019:
Volume (Bbl)	2,160,000	2,184,000	2,208,000	2,208,000	8,760,000
Price per Bbl	$(5.09)	$(5.09)	$(5.09)	$(5.09)	$(5.09)
2020:
Volume (Bbl)	2,184,000	2,184,000	2,208,000	2,208,000	8,784,000
Price per Bbl	$(1.32)	$(1.32)	$(1.32)	$(1.32)	$(1.32)

(a)	The oil derivative contracts are settled based on the NYMEX – WTI monthly average futures price.
(b)	The basis differential price is between Midland – WTI and Cushing – WTI.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2018

Unaudited

Note 16. Supplementary information

Capitalized costs

	June 30,	December 31,
(in millions)	2018	2017

Oil and natural gas properties:
Proved	$19,331	$18,565
Unproved	3,187	2,702
Less: accumulated depletion	(8,962)	(8,460)
Net capitalized costs for oil and natural gas properties	$13,556	$12,807 (a)

(a)		Approximately $135 million of the balance at December 31, 2017 relates to assets held for sale that were disposed of during January 2018.

Costs incurred for oil and natural gas producing activities

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017

Property acquisition costs:
Proved	$-	$12	$-	$139
Unproved	5	87	18	393
Exploration	335	238	578	473
Development	166	145	373	303
Total costs incurred for oil and natural gas properties	$506	$482	$969	$1,308

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

Overview

We are an independent oil and natural gas company engaged in the acquisition, development, exploration and production of oil and natural gas properties. Our core operations are primarily focused in the Permian Basin of Southeast New Mexico and West Texas. Concho’s legacy in the Permian Basin provides us a deep understanding of operating and geological trends. We are actively developing our resource base by utilizing extended length lateral drilling, enhanced completion techniques, multi-well pad locations and large-scale development projects throughout our operating areas. Oil comprised 60 percent of our 840 MMBoe of estimated proved reserves at December 31, 2017 and 63 percent of our 21 MMBoe of production for the six months ended June 30, 2018. We seek to operate the wells in which we own an interest, and we operated wells that accounted for 92 percent of our proved developed producing reserves and 79 percent of our 8,152 gross wells at December 31, 2017. By controlling operations, we are able to more effectively manage the cost and timing of exploration and development of our properties, including the drilling and stimulation methods used.

Financial and Operating Performance

Our financial and operating performance for the six months ended June 30, 2018 and 2017 included the following highlights:

•          Net income was $972 million ($6.50 per diluted share) as compared to $802 million ($5.39 per diluted share) for the first six months of 2018 and 2017, respectively. The increase was primarily due to:

•        $713 million increase in oil and natural gas revenues as a result of a 25 percent increase in production and a 29 percent increase in commodity price realizations per Boe (excluding the effects of derivative activities);

•        $170 million decrease in our income tax provision primarily due to the lower U.S. federal statutory corporate income tax rate as a result of the Tax Cuts and Jobs Act (the “TCJA”) for the six months ended June 30, 2018, as compared to 2017;

•        $73 million increase in other income, primarily due to a gain of approximately $103 million on the equity method investment distribution received from Oryx Southern Delaware Holdings, LLC (“Oryx”); and

•        $70 million net increase in gain on disposition of assets due to a gain of approximately $724 million during the six months ended June 30, 2018 primarily due to our February 2018 acquisition and divestiture and Southern Delaware Basin divestitures, as compared to a gain of approximately $654 million during 2017 primarily due to our disposition of Alpha Crude Connector, LLC (“ACC”);

partially offset by:

•        $663 million change in (gain) loss on derivatives due to a $168 million loss on derivatives during the six months ended June 30, 2018, as compared to a $495 million gain during 2017;

•        $73 million increase in production expense, primarily due to (i) increased production associated with our wells successfully drilled and completed in 2017 and 2018, (ii) our acquisitions and nonmonetary transactions during the last half of 2017 and first half of 2018, (iii) increased cost of services and (iv) increased workover costs;

•        $63 million increase in depreciation, depletion and amortization expense, primarily due to an increase in production, partially offset by a lower depletion rate per Boe; and

•        $48 million increase in production and ad valorem tax expense, primarily due to increased production taxes as a result of increased oil and natural gas sales.

•          Average daily sales volumes of 228 MBoe per day during the first six months of 2018 increased 25 percent as compared to 183 MBoe per day during 2017.

•          Net cash provided by operating activities increased by approximately $285 million to $1,090 million for the first six months of 2018, as compared to $805 million in the first six months of 2017, primarily due to an increase in oil and natural gas revenues, partially offset by (i) changes related to cash settlements on derivatives, (ii) increased production expense and (iii) increased production tax expense.

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

•          the quality of the oil we produce;

•          the price and availability of alternative fuels; and

•          the cost and availability of products and personnel needed for us to produce oil and natural gas, including rigs, crews, sand, water and water disposal.

Although we cannot predict the occurrence of events that may affect future commodity prices or the degree to which these prices will be affected, the prices for any commodity that we produce will generally approximate current market prices in the geographic region of the production. From time to time, we expect that we may economically hedge a portion of our commodity price risk to mitigate the impact of price volatility on our business. See Notes 8 and 15 of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding our commodity derivative positions at June 30, 2018 and additional derivative contracts entered into subsequent to June 30, 2018, respectively.

Oil and natural gas prices have been subject to significant fluctuations during the past several years. The average oil  price was higher and the average gas price was lower during the comparable periods of 2018 measured against 2017, respectively. The following table sets forth the average New York Mercantile Exchange (“NYMEX”) oil and natural gas prices for the three and six months ended June 30, 2018 and 2017, as well as the high and low NYMEX prices for the same periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Average NYMEX prices:
Oil (Bbl)	$67.85	$48.32	$65.42	$50.12
Natural gas (MMBtu)	$2.83	$3.15	$2.84	$3.12

High and Low NYMEX prices:
Oil (Bbl):
High	$74.15	$53.40	$74.15	$54.45
Low	$62.06	$42.53	$59.19	$42.53
Natural gas (MMBtu):
High	$3.02	$3.42	$3.63	$3.72
Low	$2.66	$2.89	$2.55	$2.56

Further, the NYMEX oil price and NYMEX natural gas price reached highs and lows of $74.15 and $67.89 per Bbl and $2.92 and $2.72 per MMBtu, respectively, during the period from July 1, 2018 to July 30, 2018. At July 30, 2018, the NYMEX oil price and NYMEX natural gas price were $70.13 per Bbl and $2.80 per MMBtu, respectively.

Historically, and during the six months ended June 30, 2018, we derived a significant portion of our total natural gas revenues from the value of the natural gas liquids contained in our natural gas, with the remaining portion coming from the value of the dry natural gas residue. Because of our liquids-rich natural gas stream and the related value of the natural gas liquids being included in our natural gas revenues, our realized natural gas price (excluding the effects of derivatives) reflected a price greater than the related NYMEX natural gas price for the three and six months ended June 30, 2018. The average Mont Belvieu price for a blended barrel of natural gas liquids was $29.72 per Bbl and $21.99 per Bbl during the three months ended June 30, 2018 and 2017, respectively, and $28.68 per Bbl and $23.09 per Bbl during the six months ended June 30, 2018 and 2017, respectively.

Recent Events

RSP Acquisition. On July 19, 2018, we completed our acquisition of RSP Permian, Inc. (“RSP”) through an all-stock transaction (the “RSP Acquisition”). Under the terms of the Agreement and Plan of Merger (the “Acquisition Agreement”), each share of RSP common stock was converted into 0.320 of a share of our common stock. We issued approximately 51 million shares of common stock at a price of $148.27 per share, resulting in total consideration paid to the former RSP shareholders of approximately $7.6 billion.

Long-term debt. On July 2, 2018, we issued $1,600 million in aggregate principal amount of unsecured senior notes, consisting of $1,000 million in aggregate principal amount of 4.3% unsecured senior notes due 2028 (the “4.3% Notes”) and $600 million in aggregate principal amount of 4.85% unsecured senior notes due 2048 (the “4.85% Notes” and, together with the 4.3% Notes, the “Notes”). The net proceeds of approximately $1,579 million were used to redeem RSP’s outstanding $700 million aggregate principal amount of 6.625% unsecured senior notes due 2022 and $450 million aggregate principal amount of 5.25% unsecured senior notes due 2025 (collectively, the “RSP Notes”) and to repay a portion of the outstanding indebtedness under RSP’s existing credit facility. We repaid the remaining balance under RSP’s credit facility with borrowings under our Credit Facility, as defined below.

2018 capital budget. In July 2018, our board approved a revised 2018 capital budget up to $2.7 billion. The revised budget includes capital we plan to invest during the second half of the year on the acquired RSP assets. We expect our 2018 capital spending to range between $2.5 billion and $2.6 billion, excluding acquisitions. Our 2018 capital budget, excluding acquisitions and based on our current expectations of commodity prices and costs, is expected to be within our operating cash flows.

Derivative Financial Instruments

Derivative financial instrument exposure. At June 30, 2018, the fair value of our financial derivatives was a net liability of $353 million. Under the terms of our financial derivative instruments, we do not have exposure to potential “margin calls” on our financial derivative instruments. The terms of our credit facility, as amended and restated (our “Credit Facility”), do not allow us to offset amounts we may owe a lender against amounts we may be owed related to our financial instruments with such party.

New commodity derivative contracts. After June 30, 2018, we entered into derivative contracts to hedge additional amounts of estimated future production. Refer to Note 15 of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding these commodity derivative contracts.

Results of Operations

The following table sets forth summary information concerning our production and operating data for the three and six months ended June 30, 2018 and 2017. Because of normal production declines, increased or decreased drilling activities, fluctuations in commodity prices and the effects of acquisitions and divestitures, the historical information presented below should not be interpreted as being indicative of future results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Production and operating data:
Net production volumes:
Oil (MBbl)	13,029	10,303	25,968	20,527
Natural gas (MMcf)	46,837	39,018	92,285	75,615
Total (MBoe)	20,835	16,806	41,349	33,130

Average daily production volumes:
Oil (Bbl)	143,176	113,220	143,470	113,409
Natural gas (Mcf)	514,692	428,769	509,862	417,762
Total (Boe)	228,958	184,682	228,447	183,036

Average prices per unit:
Oil, without derivatives (Bbl)	$60.98	$44.75	$61.13	$46.91
Oil, with derivatives (Bbl) (a)	$54.34	$51.60	$53.47	$51.86
Natural gas, without derivatives (Mcf)	$3.19	$2.71	$3.29	$2.85
Natural gas, with derivatives (Mcf) (a)	$3.29	$2.67	$3.34	$2.78
Total, without derivatives (Boe)	$45.31	$33.73	$45.74	$35.57
Total, with derivatives (Boe) (a)	$41.37	$37.84	$41.04	$38.48

Operating costs and expenses per Boe: (b)
Oil and natural gas production	$6.24	$5.91	$6.28	$5.64
Production and ad valorem taxes	$3.37	$2.62	$3.39	$2.77
Gathering, processing and transportation	$0.45	$-	$0.49	$-
Depreciation, depletion and amortization	$14.88	$16.69	$15.16	$17.02
General and administrative	$3.37	$3.70	$3.35	$3.54

(a)	Includes the effect of net cash receipts from (payments on) derivatives:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017

Net cash receipts from (payments on) derivatives:
Oil derivatives	$(86)	$70	$(199)	$101
Natural gas derivatives	4	(2)	5	(5)
Total	$(82)	$68	$(194)	$96

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

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Oil and natural gas revenues.  Revenue from oil and natural gas operations was $945 million for the three months ended June 30, 2018, an increase of $378 million (67 percent) from $567 million for 2017. This increase was primarily due to the increase in oil and natural gas production as well as the increase in realized oil and natural gas prices (excluding the effects of derivative activities). Additionally, on January 1, 2018, we adopted Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers,” (“ASC 606”), which requires certain costs related to gathering, processing and transportation to be separately presented on the consolidated statements of operations. Prior to the adoption of ASC 606, these costs were generally accounted for as a deduction to revenue and included within total operating revenues on the consolidated statements of operations. We elected to use the modified retrospective approach for adopting ASC 606, and as such prior period amounts have not been restated. See Note 2 of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding the adoption of ASC 606. Specific factors affecting oil and natural gas revenues include the following:

•          total oil production was 13,029 MBbl for the three months ended June 30, 2018, an increase  of 2,726 MBbl  (27 percent) from 10,303 MBbl  for 2017;

•          average realized oil price (excluding the effects of derivative activities) was $60.98 per Bbl during the three months ended June 30, 2018, an increase of 36 percent  from $44.75  per Bbl during 2017. For the three months ended June 30, 2018, our crude oil price differential relative to NYMEX was $(6.87) per Bbl, or a realization of approximately 90 percent, as compared to a crude oil price differential relative to NYMEX of $(3.57) per Bbl, or a realization of approximately 93 percent, for 2017. The basis differential (referred to as the “Mid-Cush differential”) between the location of Midland, Texas and Cushing, Oklahoma (NYMEX pricing location) for our oil directly impacts our realized oil price. For the three months ended June 30, 2018 and 2017, the average market Mid-Cush differentials were price reductions of $(5.15) per Bbl and $(0.83) per Bbl, respectively. Our crude oil price differential relative to NYMEX excluding the Mid-Cush differential was $(1.72) per Bbl for the three months ended June 30, 2018, as compared to $(2.74) per Bbl for the three months ended June 30, 2017. These amounts are comprised of fixed deductions from the posted Midland oil price based on the location of our oil within the Permian Basin and were less per Boe during the three months ended June 30, 2018 as compared to 2017 primarily due to more production transported through pipelines, successful renegotiation of fixed deductions for trucked volumes and more favorable gathering system rates;

•          total natural gas production was 46,837 MMcf for the three months ended June 30, 2018, an increase  of 7,819 MMcf  (20 percent) from 39,018 MMcf  for 2017; and

•          average realized natural gas price (excluding the effects of derivative activities) was $3.19 per Mcf during the three months ended June 30, 2018, an increase of 18 percent  from $2.71 per Mcf during 2017. For the three months ended June 30, 2018 and 2017, we realized approximately 113 percent and 86 percent, respectively, of the average NYMEX natural gas prices for the respective periods. Historically, and during the three months ended June 30, 2018, we derived a significant portion of our total natural gas revenues from the value of the natural gas liquids contained in our natural gas, with the remaining portion coming from the value of the dry natural gas residue. Because of our liquids-rich natural gas stream and the related value of the natural gas liquids being included in our natural gas revenues, our realized natural gas price (excluding the effects of derivatives) reflected a price greater than the related NYMEX natural gas price for the three months ended June 30, 2018. The increase in our realized natural gas price (excluding the effects of derivatives) as a percentage of NYMEX during the three months ended June 30, 2018 as compared to 2017 was primarily due to an increase in the average Mont Belvieu price for a blended barrel of natural gas liquids, which was $29.72 per Bbl and $21.99 per Bbl during the three months ended June 30, 2018 and 2017, respectively. The increase in our realized natural gas price was also due to the adoption of ASC 606, as our natural gas realized price was $0.13 per Mcf higher than what it would have been under the previous revenue standard.

Oil and natural gas production expenses.  The following table provides the components of our oil and natural gas production expenses for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018		2017
		Per		Per
(in millions, except per unit amounts)	Amount	Boe	Amount	Boe

Lease operating expenses	$121	$5.81	$96	$5.66
Workover costs	9	0.43	4	0.25
Total oil and natural gas production expenses	$130	$6.24	$100	$5.91

Lease operating expenses were $121 million ($5.81 per Boe) for the three months ended June 30, 2018, which was an increase of $25 million from $96 million ($5.66 per Boe) during 2017. The increase in lease operating expenses during the second quarter of 2018 as compared to 2017 was primarily due to (i) increased production associated with our wells successfully drilled and completed in 2017 and 2018, (ii) our acquisitions and nonmonetary transactions during the second half of 2017 and first half of 2018, particularly our July 2017 Midland Basin acquisition and our February 2018 acquisition and divestiture, whose associated properties incur higher lease operating expense per Boe than our legacy assets and (iii) increased cost of services. The increase in lease operating expenses per Boe was primarily due to the increase in lease operating expenses noted above including higher expenses per Boe on properties associated with our recent acquisitions, partially offset by an increase in production.

Workover costs were $9 million ($0.43 per Boe) for the three months ended June 30, 2018, which was an increase of $5 million from $4 million ($0.25 per Boe) during 2017. The increase in workover costs during the second quarter of 2018 as compared to 2017 was primarily due to (i) increased workover activity, (ii) higher expenses on properties associated with our recent acquisitions and (iii) increased cost of services. The increase in workover costs per Boe was primarily due to the increase in workover costs noted above, partially offset by an increase in production.

Production and ad valorem taxes.  The following table provides the components of our production and ad valorem tax expenses for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018		2017
		Per		Per
(in millions, except per unit amounts)	Amount	Boe	Amount	Boe

Production taxes	$64	$3.07	$40	$2.41
Ad valorem taxes	6	0.30	4	0.21
Total production and ad valorem taxes	$70	$3.37	$44	$2.62

Production taxes per unit of production were $3.07 per Boe during the three months ended June 30, 2018, an increase of 27 percent from $2.41 per Boe during 2017. Over the same period, our revenue per Boe (excluding the effects of derivatives) increased 34 percent. The increase in production taxes per unit of production was directly related to the increase in oil and natural gas sales, partially offset by a higher percentage of our total production originating in Texas, which has a lower tax rate than New Mexico. Production taxes fluctuate with the market value of our production sold, while ad valorem taxes are generally based on the valuation of our oil and natural gas properties at the beginning of the year, which vary across the different areas in which we operate.

Gathering, processing and transportation costs.  The following table shows the gathering, processing and transportation costs for the three months ended June 30, 2018:

	Three Months Ended June 30, 2018

		Per
(in millions, except per unit amounts)	Amount	Boe

Gathering, processing and transportation costs	$9	$0.45

Gathering, processing and transportation costs were $9 million ($0.45 per Boe) for the three months ended June 30, 2018. On January 1, 2018, we adopted ASC 606, which requires certain amounts related to gathering, processing and transportation costs to be separately presented on the consolidated statements of operations. Prior to the adoption of ASC 606, the majority of these costs were accounted for as a deduction to revenue and included within total operating revenues on the consolidated statements of operations. We have elected to use the modified retrospective approach for adopting ASC 606, and as such, prior period amounts have not been restated.

Exploration and abandonments expense. The following table provides the components of our exploration and abandonments expense for the three months ended June 30, 2018 and 2017:

	Three Months Ended
	June 30,
(in millions)	2018	2017

Geological and geophysical	$2	$1
Leasehold abandonments	4	18
Other	2	1
Total exploration and abandonments	$8	$20

Our geological and geophysical expense for the periods presented above primarily consists of the costs of acquiring and processing geophysical data and core analysis.

For the three months ended June 30, 2018 and 2017, we recorded approximately $4 million and $18 million, respectively, of leasehold abandonments. For the three months ended June 30, 2018, our abandonments were primarily related to acreage in the Southern Delaware Basin where we had no future plans to drill. For the three months ended June 30, 2017, our abandonments were primarily related to non-contiguous acreage expiring in the Southern Delaware Basin.

Our other expense for the periods presented above primarily consists of surface and title costs on locations we no longer intend to drill, certain plugging costs and delay rentals.

Depreciation, depletion and amortization expense.   The following table provides components of our depreciation, depletion and amortization expense for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018		2017
		Per		Per
(in millions, except per unit amounts)	Amount	Boe	Amount	Boe

Depletion of proved oil and natural gas properties	$303	$14.59	$274	$16.34
Depreciation of other property and equipment	6	0.25	6	0.33
Amortization of intangible assets	1	0.04	1	0.02
Total depletion, depreciation and amortization	$310	$14.88	$281	$16.69

Oil price used to estimate proved oil reserves at period end	$54.15		$45.42
Natural gas price used to estimate proved natural gas reserves at period end	$2.92		$3.01

Depletion of proved oil and natural gas properties was $303 million ($14.59 per Boe) for the three months ended June 30, 2018, an increase of $29 million (11 percent) from $274 million ($16.34 per Boe) for 2017. The increase in depletion expense was primarily due to an increase in production, partially offset by a lower depletion rate per Boe. The decrease in depletion expense per Boe was primarily due to (i) lower drilling and completion costs per Boe of proved developed reserves added since June 30, 2017 and (ii) an overall increase in proved reserves primarily caused by our successful exploratory drilling program, acquisitions, higher oil prices and nonmonetary transactions, partially offset by decreased proved reserves caused by reclassification of proved undeveloped reserves to unproved reserves because they are no longer expected to be developed within five years of the date of their initial recognition and divestitures.

General and administrative expenses.  The following table provides components of our general and administrative expenses for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018		2017
		Per		Per
(in millions, except per unit amounts)	Amount	Boe	Amount	Boe

General and administrative expenses	$59	$2.71	$50	$3.06
Less: Operating fee reimbursements	(5)	(0.21)	(4)	(0.25)
Non-cash stock-based compensation	18	0.87	14	0.89
Total general and administrative expenses	$72	$3.37	$60	$3.70

General and administrative expenses were approximately $72 million ($3.37 per Boe) for the three months ended June 30, 2018, an increase of $12 million (20 percent) from $60 million ($3.70 per Boe) for 2017. The increases in cash general and administrative and non-cash stock-based compensation expenses were primarily the result of increased employee headcount. The decrease in total general and administrative expenses per Boe was primarily the result of increased production, partially offset by the increase in total general and administrative expenses noted above.

We receive fees for the operation of jointly-owned oil and natural gas properties during the drilling and production phases and record such reimbursements as reductions to general and administrative expenses on the consolidated statements of operations. We earned reimbursements of approximately $5 million and $4 million for the three months ended June 30, 2018 and 2017, respectively.

Gain (loss) on derivatives.  The following table sets forth the gain (loss) on derivatives for the three months ended June 30, 2018 and 2017:

	Three Months Ended
	June 30,
(in millions)	2018	2017

Gain (loss) on derivatives:
Oil derivatives	$(128)	$199
Natural gas derivatives	(5)	10
Total	$(133)	$209

The following table represents our net cash receipts from (payments on) derivatives for the three months ended June 30, 2018 and 2017:

	Three Months Ended
	June 30,
(in millions)	2018	2017

Net cash receipts from (payments on) derivatives:
Oil derivatives	$(86)	$70
Natural gas derivatives	4	(2)
Total	$(82)	$68

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

Interest expense.  The following table sets forth interest expense, weighted average interest rates and weighted average debt balances for the three months ended June 30, 2018 and 2017:

	Three Months Ended
	June 30,
(in millions)	2018	2017

Interest expense, as reported	$27	$39
Capitalized interest	2	-
Interest expense, excluding impact of capitalized interest	$29	$39

Weighted average interest rate - credit facility	5.3%	-
Weighted average interest rate - senior notes	4.3%	5.3%
Total weighted average interest rate	4.3%	5.3%

Weighted average credit facility balance	$50	$-
Weighted average senior notes balance	2,400	2,750
Total weighted average debt balance	$2,450	$2,750

Our weighted average debt balance decreased for the three months ended June 30, 2018 as compared to 2017 primarily due to completing a cash tender offer and the satisfaction and discharge in September 2017 of all of the outstanding $600 million aggregate principal amount of our 5.5% unsecured senior notes due 2022 and $1,550 million aggregate principal amount of our 5.5% unsecured senior notes due 2023, partially offset by (i) the issuance of $1,000 million in aggregate principal amount of 3.75% unsecured senior notes due 2027 and $800 million in aggregate principal amount of 4.875% unsecured senior notes due 2047 and (ii) an increase in our weighted average credit facility balance. The decrease in interest expense was due to the decrease in the weighted average debt balance and weighted average interest rate and an increase in capitalized interest.

Loss on extinguishment of debt.  We recorded a loss on extinguishment of debt of approximately $1 million for the three months ended June 30, 2017, representing the proportional amount of unamortized deferred loan costs associated with banks that are no longer in the credit facility syndicate as a result of our April 2017 credit facility amendment.

Income tax provisions.  For the three months ended June 30, 2018 and 2017, we recorded income tax expense of $40 million and $93 million, respectively. These amounts include a discrete income tax benefit of approximately $1 million related to excess tax benefits on stock-based awards for the three months ended June 30, 2018 and a discrete income tax expense of approximately $2 million related to excess tax deficiencies on stock-based awards for the three months ended June 30, 2017. The change in our income tax provision was primarily due to the decrease in the U.S. federal statutory rate from 35 percent to 21 percent.

The effective income tax rates for the three months ended June 30, 2018 and 2017 were 23 percent and 38 percent, respectively.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Oil and natural gas revenues.  Revenue from oil and natural gas operations was $1,892 million for the six months ended June 30, 2018, an increase of $713 million (60 percent) from $1,179 million for 2017. This increase was primarily due to the increase in oil and natural gas production as well as the increase in realized oil and natural gas prices (excluding the effects of derivative activities). Additionally, on January 1, 2018, we adopted Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers,” (“ASC 606”), which requires certain costs related to gathering, processing and transportation to be separately presented on the consolidated statements of operations. Prior to the adoption of ASC 606, these costs were generally accounted for as a deduction to revenue and included within total operating revenues on the consolidated statements of operations. We elected to use the modified retrospective approach for adopting ASC 606, and as such prior period amounts have not been restated. See Note 2 of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding the adoption of ASC 606. Specific factors affecting oil and natural gas revenues include the following:

•          total oil production was 25,968 MBbl for the six months ended June 30, 2018, an increase of 5,441 MBbl (27 percent) from 20,527 MBbl for 2017;

•          average realized oil price (excluding the effects of derivative activities) was $61.13 per Bbl during the six months ended June 30, 2018, an increase of 30 percent  from $46.91  per Bbl during 2017. For the six months ended June 30, 2018, our crude oil price differential relative to NYMEX was $(4.29) per Bbl, or a realization of approximately 93 percent, as compared to a crude oil price differential relative to NYMEX of $(3.21) per Bbl, or a realization of approximately 94 percent, for 2017. The basis differential (referred to as the “Mid-Cush differential”) between the location of Midland, Texas and Cushing, Oklahoma (NYMEX pricing location) for our oil directly impacts our realized oil price. For the six months ended June 30, 2018 and 2017, the average market Mid-Cush differentials were price reductions of $(2.39) per Bbl and $(0.09) per Bbl, respectively. Our crude oil price differential relative to NYMEX excluding the Mid-Cush differential was $(1.90) per Bbl for the six months ended June 30, 2018, as compared to $(3.12) per Bbl for the six months ended June 30, 2017. These amounts are comprised of fixed deductions from the posted Midland oil price based on the location of our oil within the Permian Basin and were less per Boe during the six months ended June 30, 2018 as compared to 2017 primarily due to more production transported through pipelines, successful renegotiation of fixed deductions for trucked volumes and more favorable gathering system rates;

•          total natural gas production was 92,285 MMcf for the six months ended June 30, 2018, an increase of 16,670 MMcf (22 percent) from 75,615 MMcf for 2017; and

•          average realized natural gas price (excluding the effects of derivative activities) was $3.29 per Mcf during the six months ended June 30, 2018, an increase of 15 percent  from $2.85 per Mcf during 2017. For the six months ended June 30, 2018 and 2017, we realized approximately 116 percent and 91 percent, respectively, of the average NYMEX natural gas prices for the respective periods. Historically, and during the six  months ended June 30, 2018, we derived a significant portion of our total natural gas revenues from the value of the natural gas liquids contained in our natural gas, with the remaining portion coming from the value of the dry natural gas residue. Because of our liquids-rich natural gas stream and the related value of the natural gas liquids being included in our natural gas revenues, our realized natural gas price (excluding the effects of derivatives) reflected a price greater than the related NYMEX natural gas price for the six months ended June 30, 2018. The increase in our realized natural gas price (excluding the effects of derivatives) as a percentage of NYMEX during the six  months ended June 30, 2018 as compared to 2017 was primarily due to an increase in the average Mont Belvieu price for a blended barrel of natural gas liquids, which was $28.68 per Bbl and $23.09 per Bbl during the six months ended June 30, 2018 and 2017, respectively. The increase in our realized natural gas price was also due to the adoption of ASC 606, as our natural gas realized price was $0.13 per Mcf higher than what it would have been under the previous revenue standard.

Oil and natural gas production expenses.  The following table provides the components of our oil and natural gas production expenses for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018		2017
		Per		Per
(in millions, except per unit amounts)	Amount	Boe	Amount	Boe

Lease operating expenses	$242	$5.84	$178	$5.36
Workover costs	18	0.44	9	0.28
Total oil and natural gas production expenses	$260	$6.28	$187	$5.64

Lease operating expenses were $242 million ($5.84 per Boe) for the six months ended June 30, 2018, which was an increase of $64 million from $178 million ($5.36 per Boe) during 2017. The increase in lease operating expenses during the six months ended June 30, 2018 as compared to 2017 was primarily due to (i) increased production associated with our wells successfully drilled and completed in 2017 and 2018, (ii) our acquisitions and nonmonetary transactions during the last half of 2017 and first half of 2018, particularly our July 2017 Midland Basin acquisition and our February 2018 acquisition and divestiture, whose associated properties incur higher lease operating expense per Boe than our legacy assets and (iii) increased cost of services. The increase in lease operating expenses per Boe was primarily due to the increase in lease operating expenses noted above including higher expenses per Boe on properties associated with our recent acquisitions, partially offset by an increase in production.

Workover costs were $18 million ($0.44 per Boe) for the six months ended June 30, 2018, which was an increase of $9 million from $9 million ($0.28 per Boe) during 2017. The increase in workover costs during the six months ended June 30, 2018 as compared to 2017 was primarily due to (i) increased workover activity, (ii) higher expenses on properties associated with our recent acquisitions and (iii) increased cost of services. The increase in workover costs per Boe was primarily due to the increase in workover costs noted above, partially offset by an increase in production.

Production and ad valorem taxes.  The following table provides the components of our production and ad valorem tax expenses for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018		2017
		Per		Per
(in millions, except per unit amounts)	Amount	Boe	Amount	Boe

Production taxes	$128	$3.10	$84	$2.53
Ad valorem taxes	12	0.29	8	0.24
Total production and ad valorem taxes	$140	$3.39	$92	$2.77

Production taxes per unit of production were $3.10 per Boe during the six months ended June 30, 2018, an increase of 23 percent from $2.53 per Boe during 2017. Over the same period, our revenue per Boe (excluding the effects of derivatives) increased 29 percent. The increase in production taxes per unit of production was directly related to the increase in oil and natural gas sales, partially offset by a higher percentage of our total production originating in Texas, which has a lower tax rate than New Mexico. Production taxes fluctuate with the market value of our production sold, while ad valorem taxes are generally based on the valuation of our oil and natural gas properties at the beginning of the year, which vary across the different areas in which we operate.

Gathering, processing and transportation costs.  The following table shows the gathering, processing and transportation costs for the six months ended June 30, 2018:

	Six Months Ended June 30,
	2018
		Per
(in millions, except per unit amounts)	Amount	Boe

Gathering, processing and transportation costs	$20	$0.49

Gathering, processing and transportation costs were $20 million ($0.49 per Boe) for the six months ended June 30, 2018. On January 1, 2018, we adopted ASC 606, which requires certain amounts related to gathering, processing and transportation costs to be separately presented on the consolidated statements of operations. Prior to the adoption of ASC 606, the majority of these costs were accounted for as a deduction to revenue and included within total operating revenues on the consolidated statements of operations. We have elected to use the modified retrospective approach for adopting ASC 606, and as such, prior period amounts have not been restated.

Exploration and abandonments expense. The following table provides the components of our exploration and abandonments expense for the six months ended June 30, 2018 and 2017:

	Six Months Ended
	June 30,
(in millions)	2018	2017

Geological and geophysical	$7	$7
Leasehold abandonments	14	24
Other	5	4
Total exploration and abandonments	$26	$35

Our geological and geophysical expense for the periods presented above primarily consists of the costs of acquiring and processing geophysical data and core analysis.

For the six  months ended June 30, 2018 and 2017, we recorded approximately $14 million and $24 million, respectively, of leasehold abandonments. For the six  months ended June 30, 2018, our abandonments were primarily related to (i) expiring acreage in the Southern Delaware Basin and (ii) acreage in the Southern Delaware Basin, Northern Delaware Basin and New Mexico Shelf where we had no future plans to drill. For the six  months ended June 30, 2017, our abandonments were primarily related to (i) non-contiguous acreage expiring in the Southern Delaware Basin and (ii) acreage in the Northern Delaware Basin and Midland Basin in locations where we have no future plans to drill.

Our other expense for the periods presented above primarily consists of surface and title costs on locations we no longer intend to drill, certain plugging costs and delay rentals.

Depreciation, depletion and amortization expense.  The following table provides components of our depreciation, depletion and amortization expense for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018		2017
		Per		Per
(in millions, except per unit amounts)	Amount	Boe	Amount	Boe

Depletion of proved oil and natural gas properties	$614	$14.86	$551	$16.65
Depreciation of other property and equipment	11	0.26	12	0.35
Amortization of intangible assets - operating rights	2	0.04	1	0.02
Total depletion, depreciation and amortization	$627	$15.16	$564	$17.02

Depletion of proved oil and natural gas properties was $614 million ($14.86 per Boe) for the six months ended June 30, 2018, an increase of $63 million (11 percent) from $551 million ($16.65 per Boe) for 2017. The increase in depletion expense was primarily due to an increase in production, partially offset by a lower depletion rate per Boe. The decrease in depletion expense per Boe was primarily due to (i) lower drilling and completion costs per Boe of proved developed reserves added since June 30, 2017 and (ii) an overall increase in proved reserves primarily caused by our successful exploratory drilling program, acquisitions, nonmonetary transactions and higher oil prices, partially offset by decreased proved reserves caused by reclassification of proved undeveloped reserves to unproved reserves because they are no longer expected to be developed within five years of the date of their initial recognition and divestitures.

General and administrative expenses.  The following table provides components of our general and administrative expenses for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018		2017
		Per		Per
(in millions, except per unit amounts)	Amount	Boe	Amount	Boe

General and administrative expenses	$111	$2.70	$98	$2.99
Less: Operating fee reimbursements	(9)	(0.21)	(8)	(0.24)
Non-cash stock-based compensation	35	0.86	26	0.79
Total general and administrative expenses	$137	$3.35	$116	$3.54

General and administrative expenses were approximately $137 million ($3.35 per Boe) for the six months ended June 30, 2018, an increase of $21 million (18 percent) from $116 million ($3.54 per Boe) for 2017. The increase in cash general and administrative expenses was primarily driven by increased compensation expense as a result of increased employee headcount. The increase in non-cash stock-based compensation was primarily due to lower forfeitures in 2018 coupled with the increase in employee headcount. The decrease in total general and administrative expenses per Boe was primarily the result of increased production, partially offset by the increase in total general and administrative expenses noted above.

We receive fees for the operation of jointly-owned oil and natural gas properties during the drilling and production phases and record such reimbursements as reductions to general and administrative expenses on the consolidated statements of operations. We earned reimbursements of approximately $9 million and $8 million for the six months ended June 30, 2018 and 2017, respectively.

Gain (loss) on derivatives.  The following table sets forth the gain (loss) on derivatives for the six months ended June 30, 2018 and 2017:

	Six Months Ended
	June 30,
(in millions)	2018	2017

Gain (loss) on derivatives:
Oil derivatives	$(161)	$465
Natural gas derivatives	(7)	30
Total	$(168)	$495

The following table represents our net cash receipts from (payments on) derivatives for the six months ended June 30, 2018 and 2017:

	Six Months Ended
	June 30,
(in millions)	2018	2017

Net cash receipts from (payments on) derivatives:
Oil derivatives	$(199)	$101
Natural gas derivatives	5	(5)
Total	$(194)	$96

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

Gain on disposition of assets, net. During the six months ended June 30, 2018, we recognized a preliminary non-cash gain of approximately $575 million, subject to customary post-closing adjustments, related to our February 2018 acquisition and divestiture.

In January 2018, we closed on our Southern Delaware Basin divestitures with combined preliminary proceeds of approximately $280 million, subject to customary post-closing adjustments. After direct transaction costs, we recorded a pre-tax gain on disposition of assets of approximately $134 million.

During the six months ended June 30, 2018, we completed multiple nonmonetary transactions. These transactions included the exchange of both proved and unproved oil and natural gas properties. Certain of these transactions were accounted for at fair value and, as a result, we recorded pre-tax gains of approximately $15 million.

In February 2017, we closed on the divestiture of our ownership interest in ACC. After adjustments for debt and working capital, we received cash proceeds from the sale of approximately $803 million. After direct transaction costs, we recorded a pre-tax gain on disposition of assets of approximately $655 million. Our net investment in ACC at the time of closing was approximately $129 million.

Interest expense.  The following table sets forth interest expense, weighted average interest rates and weighted average debt balances for the six months ended June 30, 2018 and 2017:

	Six Months Ended
	June 30,
(in millions)	2018	2017

Interest expense, as reported	$57	$79
Capitalized interest	3	-
Interest expense, excluding impact of capitalized interest	$60	$79

Weighted average interest rate - credit facility	4.5%	4.0%
Weighted average interest rate - senior notes	4.3%	5.3%
Total weighted average interest rate	4.3%	5.3%

Weighted average credit facility balance	$130	$3
Weighted average senior notes balance	2,400	2,750
Total weighted average debt balance	$2,530	$2,753

Our weighted average debt balance decreased for the six months ended June 30, 2018 as compared to 2017 primarily due to completing a cash tender offer and the satisfaction and discharge in September 2017 of all of the outstanding $600 million aggregate principal amount of our 5.5% unsecured senior notes due 2022 and $1,550 million aggregate principal amount of our 5.5% unsecured senior notes due 2023, partially offset by (i) the issuance of $1,000 million in aggregate principal amount of 3.75% unsecured senior notes due 2027 and $800 million in aggregate principal amount of 4.875% unsecured senior notes due 2047 and (ii) an increase in our weighted average credit facility balance. The decrease in interest expense was due to the decrease in the weighted average debt balance and weighted average interest rate and an increase in capitalized interest.

Loss on extinguishment of debt.  We recorded a loss on extinguishment of debt of approximately $1 million for the six months ended June 30, 2017, representing the proportional amount of unamortized deferred loan costs associated with banks that are no longer in the credit facility syndicate as a result of our April 2017 credit facility amendment.

Other income, net. During the six months ended June 30, 2018, we recorded other income of approximately $89 million primarily related to a cash distribution received from Oryx. See Note 2 of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding this distribution.

Income tax provisions.  For the six months ended June 30, 2018 and 2017, we recorded income tax expense of $294 million and $464 million, respectively. These amounts include a discrete income tax benefit of approximately $3 million and $6 million related to excess tax benefits on stock-based awards for the six months ended June 30, 2018 and 2017, respectively. The change in our income tax provision was primarily due to the decrease in the U.S. federal statutory rate from 35 percent to 21 percent.

The effective income tax rates for the six months ended June 30, 2018 and 2017 were 23 percent and 37 percent, respectively.

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

Oil and natural gas properties. Our costs incurred on oil and natural gas properties, excluding acquisitions, during the six months ended June 30, 2018 and 2017 totaled $951 million and $776 million, respectively. The increase was primarily due to our increased drilling and completion activity level during the first six  months of 2018 as compared to 2017. Our intent is to manage our capital spending to be within our operating cash flow, excluding unbudgeted acquisitions. The primary reason for the differences in costs incurred and cash flow expenditures was the timing of payments. Total 2018 expenditures were primarily funded in part from cash flows from operations and proceeds from our January 2018 Southern Delaware Basin divestitures.

2018 capital budget. In July 2018, our board approved a revised 2018 capital budget up to $2.7 billion. The revised budget includes capital we plan to invest during the second half of the year on the acquired RSP assets. We expect our 2018 capital spending to range between $2.5 billion and $2.6 billion, excluding acquisitions. Our 2018 capital budget, excluding acquisitions and based on our current expectations of commodity prices and costs, is expected to be within our operating cash flows.

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

Acquisitions. The following table reflects our expenditures for acquisitions of proved and unproved properties for the six months ended June 30, 2018 and 2017:

	Six Months Ended
	June 30,
(in millions)	2018	2017

Property acquisition costs:
Proved	$-	$139
Unproved	18	393
Total property acquisition costs (a)	$18	$532

(a)

Included in the property acquisition costs above are budgeted unproved leasehold acreage acquisitions of approximately $18 million for each of the six months ended June 30, 2018 and 2017. For the six months ended June 30, 2017, our unbudgeted acquisitions are primarily comprised of approximately $451 million of property acquisition costs related to our Northern Delaware Basin acquisition.

Contractual obligations.  Our contractual obligations include long-term debt, cash interest expense on debt, derivative liabilities, asset retirement obligations, employment agreements with officers, purchase obligations, operating lease obligations and other obligations. Since December 31, 2017, there have been no material changes in our contractual obligations, other than a new throughput commitment contract as described below and our derivative liability position, which increased by $147 million. See Note 9 of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding our long-term debt and “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for information regarding the interest on our long-term debt and information on changes in the fair value of our open derivative obligations during the six months ended June 30, 2018.

Throughput commitment contract.  In May 2018, we entered into a one-year term oil marketing contract with a third-party purchaser. The contract requires us to deliver not less than seven thousand barrels per day. Should there be a delivery shortfall in any given month, we retain an option to deliver the shortfall volume in any two subsequent months; however, failure to meet this volume delivery commitment would result in a penalty equal to the volume shortfall multiplied by the then market price for oil.

RSP termination fee.  In connection with the RSP Acquisition, the Acquisition Agreement provided us certain termination rights under which we could have exercised and effectively terminated the Acquisition Agreement. Although these events under specified circumstances outlined in the Acquisition Agreement did not occur, we would have been required to pay RSP a termination fee of $350 million. See Note 4 and Note 15 of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding the RSP Acquisition.

Off-balance sheet arrangements. Currently, we do not have any material off-balance sheet arrangements.

Capital resources.  Our primary sources of liquidity have been cash flows generated from (i) operating activities, (ii) borrowings under our Credit Facility, (iii) proceeds from bond and equity offerings and (iv) asset dispositions. In July 2018, our board approved a revised 2018 capital budget up to $2.7 billion. The revised budget includes capital we plan to invest during the second half of the year on the acquired RSP assets. We expect our 2018 capital spending to range between $2.5 billion and $2.6 billion, excluding acquisitions. Our 2018 capital budget, excluding acquisitions and based on our current expectations of commodity prices and costs, is expected to be within our operating cash flows.

The following table summarizes our changes in cash and cash equivalents for the six months ended June 30, 2018 and 2017:

	Six Months Ended
	June 30,
(in millions)	2018	2017

Net cash provided by operating activities	$1,090	$805
Net cash used in investing activities	(565)	(168)
Net cash used in financing activities	(470)	(28)
Net increase in cash and cash equivalents	$55	$609

Cash flow from operating activities. The increase in operating cash flows during the six  months ended June 30, 2018 as compared to the same period in 2017 was primarily due to an increase in oil and natural gas revenues of approximately $713 million, partially offset by (i) a decrease in operating cash flow of approximately $290 million due to approximately $194  million for settlements paid on derivatives during the six months ended June 30, 2018, as compared to approximately $96  million in settlements received from derivatives during the comparable period in 2017, (ii) approximately $73 million increase in production expense and (iii) approximately $48 million increase in production tax expense.

Our net cash provided by operating activities included a reduction of approximately $11 million and $18 million for the six  months ended June 30, 2018 and 2017, respectively, associated with changes in working capital items. Changes in working capital items adjust for the timing of receipts and payments of actual cash.

Cash flow from investing activities. During the six months ended June 30, 2018 and 2017, we invested approximately $941 million and $624 million, respectively, for additions to oil and natural gas properties. Additionally, we completed acquisitions of oil and natural gas properties of approximately $19 million and $239 million during the six months ended June 30, 2018 and 2017, respectively. We received approximately $261 million related to proceeds from the disposition of assets during the six months ended June 30, 2018, as compared to $803  million during the comparable period of 2017. Finally, we received an equity method investment distribution from Oryx of approximately $157 million during the six months ended June 30, 2018. Of this amount, approximately $9 million represented cumulative Oryx earnings and was classified as cash flow from operating activities, while the remaining amount of approximately $148 million was classified as cash flow from investing activities.

Cash flow from financing activities.  Net cash used in financing activities was approximately $470 million and $28 million for the six months ended June 30, 2018 and 2017, respectively. We had net payments on our Credit Facility of $322 million for the six months ended June 30, 2018, as compared to no outstanding borrowings during the comparable period of 2017. During the six months ended June 30, 2018, we decreased our bank overdrafts by approximately $116 million.

Advances on our Credit Facility bear interest, at our option, based on (i) an alternative base rate, which is equal to the highest of (a) the prime rate of JPMorgan Chase Bank (5.0 percent at June 30, 2018), (b) the federal funds effective rate plus 0.5 percent and (c) the London Interbank Offered Rate (“LIBOR”) plus 1.0 percent or (ii) LIBOR. Our Credit Facility’s interest rates and commitment fees on the unused portion of the available commitment vary depending on our credit ratings from Moody’s Investors Service, Inc. (“Moody’s”) and S&P Global Ratings (“S&P”). At our current credit ratings, LIBOR Rate Loans and Alternate Base Rate Loans bear interest margins of 150 basis points and 50 basis points per annum, respectively, and commitment fees on the unused portion of the available commitment are 25 basis points per annum.

In conducting our business, we may utilize various financing sources, including the issuance of (i) fixed and floating rate debt, (ii) convertible securities, (iii) preferred stock, (iv) common stock and (v) other securities. Historically, we have demonstrated our use of the capital markets by issuing common stock and senior unsecured debt. There are no assurances that we can access the capital markets to obtain additional funding, if needed, and at cost and terms that are favorable to us. In July 2018, we issued $1,600 million in aggregate principal amount of unsecured senior notes, consisting of $1,000 million in aggregate principal amount of 4.3% unsecured senior notes due 2028 and $600 million in aggregate principal amount of 4.85% unsecured senior notes due 2048. See Note 15 of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information. We may also sell assets and issue securities in exchange for oil and natural gas assets or interests in energy companies. Additional securities may be of a class senior to common stock with respect to such matters as dividends and liquidation rights and may also have other rights and preferences as determined from time to time. Utilization of some of these financing sources may require approval from the lenders under our Credit Facility.

Liquidity. Our principal sources of liquidity are cash on hand and available borrowing capacity under our Credit Facility. At June 30, 2018, we had approximately $55 million of cash on hand. At June 30, 2018, our commitments from our bank group were $2.0 billion. In July 2018, our cash position was impacted as a result of receiving cash proceeds from the issuance of the Notes.  We used proceeds from our Notes issuance along with borrowings on our Credit Facility to fully extinguish the RSP Notes and repay the amounts outstanding under RSP’s credit facility.

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

In June 2018, our long-term debt rating by Moody’s was raised to an investment grade rating, and in July 2018, Fitch increased our long-term debt rating. We cannot be assured that our credit ratings will not be downgraded in the future.

Book capitalization and current ratio.   Our net book capitalization at June 30, 2018 was $12.2 billion, consisting of $0.1 billion of cash and cash equivalents, debt of $2.4 billion and stockholders’ equity of $9.9 billion. Our net book capitalization at December 31, 2017 was $11.6 billion, consisting of debt of $2.7 billion and stockholders’ equity of $8.9 billion. Our ratio of net debt to net book capitalization was 19 percent and 23  percent at June 30, 2018 and December 31, 2017, respectively. Our ratio of current assets to current liabilities was 0.76 to 1.0 at June 30, 2018 as compared to 0.51 to 1.0 at December 31, 2017. Both our ratio of net debt to net book capitalization and our ratio of current assets to current liabilities were impacted subsequent to June 30, 2018 by the closing of the RSP Acquisition.

Inflation and changes in prices.  Our revenues, the value of our assets and our ability to obtain bank financing or additional capital on attractive terms have been and will continue to be affected by changes in commodity prices and the costs to produce our reserves. Commodity prices are subject to significant fluctuations that are beyond our ability to control or predict. During the six months ended June 30, 2018, we received an average of $61.13 per Bbl of oil and $3.29 per Mcf of natural gas before consideration of commodity derivative contracts compared to $46.91 per Bbl of oil and $2.85 per Mcf of natural gas in the six months ended June 30, 2017. Although certain of our costs are affected by general inflation, inflation does not normally have a significant effect on our business.

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

There have been no material changes in our critical accounting policies and procedures during the six months ended June 30, 2018. See our disclosure of critical accounting policies in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 21, 2018.

New accounting pronouncements issued but not yet adopted. See Note 2 of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for information regarding new accounting pronouncements issued but not yet adopted.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

We are exposed to a variety of market risks, including credit risk, commodity price risk and interest rate risk. We address these risks through a program of risk management which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we are a party at June 30, 2018, and from which we may incur future gains or losses from changes in market interest rates or commodity prices and losses from extension of credit. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

Commodity price risk.  We are exposed to market risk as the prices of our commodities are subject to fluctuations resulting from changes in supply and demand. To reduce our exposure to changes in the prices of our commodities, we have entered into, and may in the future enter into, additional commodity price risk management arrangements for a portion of our oil and natural gas production. The agreements that we have entered into generally have the effect of providing us with a fixed price for a portion of our expected future oil and natural gas production over a fixed period of time. Our commodity price risk management arrangements are recorded at fair value and thus changes to the future commodity prices will have an impact on net income. The following table sets forth the hypothetical impact on the fair value of the commodity price risk management arrangements from an average increase and decrease in the commodity price of $5.00 per Bbl of oil and $0.50 per MMBtu of natural gas from the commodity prices at June 30, 2018:

	Increase of	Decrease of
	$5.00 per Bbl and	$5.00 per Bbl and
(in millions)	$0.50 per MMBtu	$0.50 per MMBtu

Gain (loss):
Oil derivatives	$(317)	$317
Natural gas derivatives	(36)	36
Total	$(353)	$353

At June 30, 2018, we had (i) oil price swaps that settle on a monthly basis covering future oil production from July 1, 2018 through December 31, 2020 and (ii) oil basis swaps covering our Midland to Cushing basis differential from July 1, 2018 to December 31, 2020. The average NYMEX oil price for the six months ended June 30, 2018 was $65.42 per Bbl. At July 30, 2018, the NYMEX oil price was $70.13 per Bbl.

At June 30, 2018, we had natural gas price swaps that settle on a monthly basis covering future natural gas production from July 1, 2018 to December 31, 2020. The average NYMEX natural gas price for the six months ended June 30, 2018 was $2.84 per MMBtu. At July 30, 2018, the NYMEX natural gas price was $2.80 per MMBtu.

A decrease in the average forward NYMEX oil and natural gas prices below those at June 30, 2018 would decrease the fair value liability of our commodity derivative contracts from their recorded balance at June 30, 2018. Changes in the recorded fair value of our commodity derivative contracts are marked to market through earnings as gains or losses. The potential decrease in our fair value liability would be recorded in earnings as a gain. However, an increase in the average forward NYMEX oil and natural gas prices above those at June 30, 2018 would increase the fair value liability of our commodity derivative contracts from their recorded balance at June 30, 2018. The potential increase in our fair value liability would be recorded in earnings as a loss. We are currently unable to estimate the effects on the earnings of future periods resulting from changes in the market value of our commodity derivative contracts.

We recorded a loss on derivatives of $168 million for the six months ended June 30, 2018, compared to a gain of $495 million for the six months ended June 30, 2017. The decrease was primarily due to the change in commodity future price curves at the respective measurement and settlement periods.

The fair value of our derivative instruments is determined based on our valuation models. We did not change our valuation method for our derivative instruments during the six months ended June 30, 2018. The following table reconciles the changes that occurred in the fair values of our derivative instruments during the six months ended June 30, 2018:

Commodity Derivative
Instruments
(in millions)	Net Assets (Liabilities) (a)

Fair value of contracts outstanding at December 31, 2017	$(379)
Changes in fair values (b)	(168)
Contract maturities	194
Fair value of contracts outstanding at June 30, 2018	$(353)

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

We had no indebtedness outstanding under our Credit Facility at June 30, 2018.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at June 30, 2018 at the reasonable assurance level.

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

On July 30, 2018, the owners of certain mineral and surface interests on the Mabee Ranch in Martin and Andrews Counties, Texas filed a lawsuit against us in Martin County District Court. These owners claim that we breached certain leases by, among other things, exceeding permitted surface uses, failing to obtain required consents and failing to pay certain royalties due to them. The owners are seeking compensatory and exemplary money damages related to this alleged conduct as well as a declaration from the court that their mineral leases with us have terminated. We are currently reviewing the allegations and intend to vigorously defend ourselves against these claims. At this stage, we are unable to make a reasonable estimate of any potential loss related to this litigation.

Item 1A.  Risk Factors

In addition to the information set forth in this Quarterly Report, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, under the headings “Part I, Item 1. Business — Competition,” “— Marketing Arrangements” and “— Applicable Laws and Regulations,” “Part I, Item 1A. Risk Factors,” “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, under the heading “Part II, Item 1A. Risk Factors,” which risks could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2017 and in our Quarterly Report on Form 10-Q for the three months ended March 31, 2018, other than the risk factor set forth below. The risks described in our reports filed with the SEC are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

We have substantial indebtedness, and following the RSP Acquisition, will continue to have substantial indebtedness.

At June 30, 2018, we had approximately $2.4 billion of indebtedness outstanding under our unsecured senior notes and no amounts outstanding under our Credit Facility. Additionally, in July 2018, we issued $1.6 billion in aggregate principal amount of unsecured senior notes, which we used upon the closing of the RSP Acquisition to redeem all of the RSP Notes for approximately $1.2 billion and to repay a portion of the outstanding indebtedness under RSP’s existing credit facility. See Note 15 of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” of this Quarterly Report for additional information regarding the offering.

At June 30, 2018, RSP had approximately $1.7 billion of outstanding indebtedness, consisting of amounts outstanding under its $2.0 billion senior secured credit facility and its unsecured senior notes. At June 30, 2018, our combined debt with RSP’s outstanding indebtedness would have been approximately $4.1 billion, excluding any pro forma adjustments.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total number of shares withheld (a)	Average price per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plan

April 1, 2018 - April 30, 2018	23	$156.33	-
May 1, 2018 - May 31, 2018	190	$153.90	-
June 1, 2018 - June 30, 2018	13,490	$135.81	-

(a) Represents shares that were withheld by us to satisfy tax withholding obligations of certain employees that arose upon the lapse of restrictions on share-based awards.

Item 6.  Exhibits

Exhibit No.		Exhibit

3.1		Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on August 8, 2007, and incorporated herein by reference).

3.2

Fourth Amended and Restated Bylaws of Concho Resources Inc., as amended January 2, 2018 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on January 4, 2018, and incorporated herein by reference).

4.1		Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K on February 22, 2013, and incorporated herein by reference).
4.2

Fourteenth Supplemental Indenture, dated July 2, 2018, among Concho Resources Inc., the subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on July 2, 2018, and incorporated herein by reference).

4.3

Fifteenth Supplemental Indenture, dated July 2, 2018, among Concho Resources Inc., the subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K on July 2, 2018, and incorporated herein by reference).

4.4		Form of 4.300% Senior Notes due 2028 (included in Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 2, 2018, and incorporated herein by reference).
4.5		Form of 4.850% Senior Notes due 2048 (included in Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 2, 2018, and incorporated herein by reference).
10.1	(a)	Non-Competition, Non-Solicitation and Confidentiality Agreement, dated July 18, 2018 by and between RSP Permian, Inc., Concho Resources Inc. and Steven Gray.
10.2	(b)

The Report of Independent Registered Public Accounting Firm, issued by Grant Thornton LLP, dated February 27, 2018, relating to the consolidated financial statements of RSP Permian, Inc. (incorporated by reference to Part II. Item 8 of the 2017 Form 10-K).

31.1	(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	(a)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	(c)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	(c)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	(a)	XBRL Instance Document.

101.SCH	(a)	XBRL Schema Document.

101.CAL	(a)	XBRL Calculation Linkbase Document.

101.DEF	(a)	XBRL Definition Linkbase Document.

101.LAB	(a)	XBRL Labels Linkbase Document.

101.PRE	(a)	XBRL Presentation Linkbase Document.

(a)  Filed herewith.

(b)           Registrant previously filed Exhibit 10.2 with its Current Report on Form 8-K filed with the Commission on July 19, 2018, as Exhibit    99.3. The listing of that exhibit with this Quarterly Report on Form 10-Q as Exhibit 10.2 fixes a non-functioning hyperlink in the July 19, 2018 Form 8-K.

(c)  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCHO RESOURCES INC.

Date:	August 2, 2018	By	/s/ Timothy A. Leach

Timothy A. Leach
Chairman of the Board of Directors and Chief Executive
Officer
(Principal Executive Officer)

		By	/s/ Jack F. Harper

Jack F. Harper
President and Chief Financial Officer
(Principal Financial Officer)

		By	/s/ Brenda R. Schroer

Brenda R. Schroer
Senior Vice President, Chief Accounting Officer and Treasurer
(Principal Accounting Officer)