Form 10-K
period 2018-12-31
CONCHO RESOURCES INC
filed 2019-02-20
CIK 1358071

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☑

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:	$20,433,760,692

Number of shares of the registrant’s common stock outstanding as of February 15, 2019:	200,594,232

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement for its 2019 Annual Meeting of Stockholders, which will be filed with the United States Securities and Exchange Commission within 120 days of December 31, 2018, are incorporated by reference into Part III of this Form 10-K for the year ended December 31, 2018.

i

ii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements and information contained in or incorporated by reference into this report that express a belief, expectation, or intention, or that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include statements, projections and estimates concerning our future financial position, operations, performance, business strategy, oil and natural gas reserves, drilling program, capital expenditures, liquidity and capital resources, the timing and success of specific projects, outcomes and effects of litigation, claims, disputes and derivative activities. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “will,” “goal” or other words that convey future events, expectations or possible outcomes. Forward-looking statements are not guarantees of performance. We have based these forward-looking statements on our current expectations and assumptions about future events and their potential effect on us. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Actual results may differ materially from those implied or expressed by any forward-looking statements. These forward-looking statements speak only as of the date of this report, or if earlier, as of the date they were made. We disclaim any obligation to update or revise these statements unless required by law, whether as a result of new information, future events or otherwise, and we caution you not to rely on them unduly. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties relating to, among other matters, the risks discussed in “Item 1A. Risk Factors” in this report, as well as those factors summarized below:

•           declines in, the sustained depression of, or increased volatility in the prices we receive for our oil and natural gas, or increases in the differential between index oil or natural gas prices and prices received;

•           drilling, completion and operating risks, including our ability to efficiently execute large-scale project development as we could experience delays, curtailments and other adverse impacts associated with a high concentration of activity;

•           the effects of government regulation, permitting and other legal requirements, including new legislation or regulation related to hydraulic fracturing, climate change or derivatives reform;

•           disruptions to, capacity constraints in or other limitations on the pipeline systems that deliver our oil and natural gas and other processing and transportation considerations;

•           risks related to ongoing expansion of our business, including the recruitment and retention of qualified personnel in the Permian Basin;

•           competition in the oil and natural gas industry;

•           risks related to the concentration of our operations in the Permian Basin of Southeast New Mexico and West Texas;

•           the costs and availability of equipment, resources, services and qualified personnel required to perform our drilling, completion and operating activities;

•           environmental hazards, such as uncontrollable flows of oil, natural gas, saltwater, well fluids, toxic gas or other pollution into the environment, including groundwater contamination;

•           uncertainties about the estimated quantities of oil and natural gas reserves;

•           risks associated with acquisitions such as increased expenses and integration efforts, failure to realize the expected benefits of the transaction and liabilities associated with acquired properties or businesses;

•           evolving cybersecurity risks, such as those involving unauthorized access, denial-of-service attacks, malicious software, data privacy breaches by employees, insiders or others with authorized access, cyber or phishing-attacks, ransomware, malware, social engineering, physical breaches or other actions;

•           the impact of current and potential changes to federal or state tax rules and regulations;

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

PART I

Item 1. Business

General

Concho Resources Inc., a Delaware corporation (“Concho,” the “Company,” “we,” “us” and “our”) formed in February 2006, is an independent oil and natural gas company engaged in the acquisition, development, exploration and production of oil and natural gas properties. Our operations are primarily focused in the Permian Basin of Southeast New Mexico and West Texas. The Permian Basin is one of the most prolific oil and natural gas producing regions in the United States and is characterized by an extensive production history, long reserve life, multiple producing horizons and recovery potential. Concho’s legacy in the Permian Basin provides us a deep understanding of operating and geological trends, and we are actively developing our resource base utilizing large-scale development projects, which include long-lateral wells and multi-well pad locations, throughout our operating areas. Our strategy remains focused on development and exploration activities on our multi-year project inventory, and pursuing acquisitions that meet our strategic and financial objectives.

Business and Properties

Our operations are focused in the Permian Basin, which underlies an area of Southeast New Mexico and West Texas approximately 250 miles wide and 300 miles long. Commercial accumulations of hydrocarbons occur in multiple stratigraphic horizons, at depths ranging from less than 1,000 feet to over 25,000 feet. At December 31, 2018, our 1,187 MMBoe total estimated proved reserves consisted of approximately 63 percent oil and 37 percent natural gas. We have assembled a multi-year inventory of horizontal development and exploration projects across our operating areas.

We have one operating segment and one reporting unit, which is oil and natural gas development, exploration and production. All of our operations are conducted in one geographic area of the United States.

On July 19, 2018, we completed the acquisition of RSP Permian, Inc. (“RSP”) through an all-stock transaction (the “RSP Acquisition”). RSP was an independent oil and natural gas company engaged in the acquisition, exploration, development and production of oil and natural gas reserves in the Permian Basin. The vast majority of RSP’s acreage was located on large, contiguous acreage blocks in the core of the Midland Basin and the Delaware Basin. The acquisition added approximately 92,000 net acres to our asset portfolio.

Following the RSP Acquisition, we simplified our asset structure, changing from four operating areas to two – comprising the Midland Basin and the Delaware Basin, which includes our assets in the Northern Delaware Basin, Southern Delaware Basin and New Mexico Shelf.

The following table summarizes our drilling activity during the periods indicated:

	Years Ended December 31,
	2018	2017	2016

Gross wells	428	311	249
Net wells	266	197	170

Percent of gross wells drilled horizontally	100%	100%	100%

Percent of gross wells:
Productive	44%	61%	56%
Unsuccessful	0%	1%	-
Awaiting completion at year-end	56%	38%	44%
	100%	100%	100%

Summary of Operating Areas

The following is a summary of information regarding our operating areas:

	December 31, 2018

	Estimated			Total	Total	2018 Average
	Proved			Gross	Net	Daily
	Reserves		% Proved	Acreage	Acreage	Production
Operating Areas	(MMBoe)	% Oil	Developed	(in thousands)	(in thousands)	(MBoe per Day)

Delaware Basin	674	61%	73%	644	434	181
Midland Basin	513	66%	64%	315	206	82
Total	1,187	63%	69%	959	640	263

Operating areas

Our operations are focused in the Delaware Basin and the Midland Basin, within the greater Permian Basin. In both areas, we are transitioning our development to large-scale manufacturing mode, which includes leveraging our experience and expertise to maximize resource recovery and program economics while optimizing well spacing, landing intervals, lateral length and completion techniques.

Delaware Basin. At December 31, 2018, we had estimated proved reserves in this area of 674 MMBoe, representing  57 percent of our total proved reserves. During the year ended December 31, 2018, we commenced drilling or participated in the drilling of 281 (171 net) wells in this area, and we completed 239 (136 net) wells that are producing.

The Delaware Basin is characterized by a thick, resource-rich hydrocarbon column that lends itself to multi-zone development. We leverage leading-edge horizontal drilling and completion technologies, utilizing multi-well pad sites and extended lateral lengths to develop multiple producing formations. Our current activity is focused primarily on the Avalon, Bone Spring and Wolfcamp formations, which generally range from 6,500 feet to 13,500 feet.

Midland Basin. At December 31, 2018, we had estimated proved reserves in this area of 513 MMBoe, representing 43 percent of our total proved reserves. During the year ended December 31, 2018, we commenced drilling or participated in the drilling of 147 (95 net) wells in this area, and we completed 111 (68 net) wells that are producing.

Our primary objectives in the Midland Basin area are the Spraberry and Wolfcamp formations, which generally range from 7,500 feet to 11,500 feet. We are developing these formations with horizontal drilling, utilizing multi-well pad sites and extended lateral development.

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

	Years Ended December 31,
	2018		2017		2016
	Gross	Net	Gross	Net	Gross	Net

Development wells:
Productive	114	80	96	76	95	76
Dry	-	-	1	1	-	-
Exploratory wells:
Productive	236	124	209	112	131	83
Dry	1	1	3	3	1	1
Total wells:
Productive	350	204	305	188	226	159
Dry (a)	1	1	4	4	1	1
Total	351	205	309	192	227	160

(a)	The dry hole category includes 1 (1 net) well that was unsuccessful due to mechanical issues for the year ended December 31, 2018.

Present activities. The following table sets forth information about wells for which drilling was in-progress or are pending completion at December 31, 2018, which are not included in the above table:

	Drilling In-Progress		Pending Completion
	Gross	Net	Gross	Net

Development and exploratory wells	85	62	165	108

Our Production, Prices and Expenses

The following table sets forth a summary of our production and operating data for the years ended December 31, 2018, 2017 and 2016. The actual historical data in this table excludes results from the RSP Acquisition for periods prior to July 19, 2018 and our acquisition of certain assets of Reliance Energy, Inc. (the “Reliance Acquisition”) for periods prior to October 2016. Because of normal production declines, increased or decreased drilling activities, fluctuations in commodity prices and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as being indicative of future results.

	Years Ended December 31,
	2018	2017	2016

Production and operating data:
Net production volumes:
Oil (MBbl)	61,251	43,472	33,840
Natural gas (MMcf)	208,326	161,089	127,481
Total (MBoe)	95,972	70,320	55,087

Average daily production volumes:
Oil (Bbl)	167,811	119,101	92,459
Natural gas (Mcf)	570,756	441,340	348,309
Total (Boe)	262,937	192,658	150,511

Average prices per unit:
Oil, without derivatives (Bbl)	$56.22	$48.13	$39.90
Oil, with derivatives (Bbl) (a)	$52.73	$49.93	$57.90
Natural gas, without derivatives (Mcf)	$3.40	$3.07	$2.23
Natural gas, with derivatives (Mcf) (a)	$3.37	$3.06	$2.36
Total, without derivatives (Boe)	$43.25	$36.78	$29.68
Total, with derivatives (Boe) (a)	$40.98	$37.88	$41.03

Operating costs and expenses per Boe: (b)
Oil and natural gas production	$6.14	$5.80	$5.81
Production and ad valorem taxes	$3.19	$2.82	$2.38
Gathering, processing and transportation	$0.58	$-	$-
Depreciation, depletion and amortization	$15.41	$16.29	$21.19
General and administrative	$3.25	$3.46	$4.09

(a)	Includes the effect of net cash receipts from (payments on) derivatives:

	Years Ended December 31,
(in millions)	2018	2017	2016

Net cash receipts from (payments on) derivatives:
Oil derivatives	$(213)	$79	$609
Natural gas derivatives	(5)	-	16
Total	$(218)	$79	$625

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

Productive Wells

The following table sets forth the number of productive oil and natural gas wells on our properties at December 31, 2018, 2017 and 2016. As of December 31, 2018, we did not have any wells with multiple completions. This table does not include wells in which we own a royalty interest only.

	Gross Productive Wells			Net Productive Wells
		Natural			Natural
	Oil	Gas	Total	Oil	Gas	Total

December 31, 2018
Operating Areas:
Delaware Basin	4,801	690	5,491	3,569	313	3,882
Midland Basin	3,770	13	3,783	2,437	4	2,441
Other	-	3	3	-	-	-
Total	8,571	706	9,277	6,006	317	6,323

December 31, 2017
Operating Areas:
Delaware Basin	4,801	586	5,387	3,469	274	3,743
Midland Basin	2,747	15	2,762	1,675	6	1,681
Other	-	3	3	-	-	-
Total	7,548	604	8,152	5,144	280	5,424

December 31, 2016
Operating Areas:
Delaware Basin	4,656	607	5,263	3,385	262	3,647
Midland Basin	2,577	15	2,592	1,298	5	1,303
Other	-	3	3	-	-	-
Total	7,233	625	7,858	4,683	267	4,950

Marketing Arrangements

General. We market our oil and natural gas in accordance with standard energy industry practices. The marketing effort endeavors to obtain the combined highest netback and most secure market available at that time. In addition, marketing supports our operations group as it relates to the planning and preparation of future development activity so that available markets can be assessed and secured. This planning also involves the coordination of access to the physical facilities necessary to connect forthcoming wells as timely and efficiently as possible.

Oil. We generally sell production at the lease to third-party purchasers. We generally do not transport, refine or process the oil we produce. Most of our Delaware Basin production in New Mexico is connected to the Alpha Crude Connector, LLC (“ACC”) pipeline system. This production is then primarily purchased by five different purchasers.

Most of our Delaware Basin production in Texas is connected to one of five different gathering systems. One of these systems is a crude oil gathering and transportation system operated by a subsidiary of Oryx Southern Delaware Holdings, LLC (“Oryx”), an entity in which we own a 23.75 percent membership interest. A significant portion of our Midland Basin production is on one of seven different gathering systems. The remaining portion of our production is sold via truck transport. We sell our produced oil under contracts using market-based pricing, which is adjusted for differentials based upon delivery location and oil quality.

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

The majority of our natural gas is casinghead gas, which is sold at the lease location under (i) percentage of proceeds processing contracts, (ii) fee-based contracts or (iii) a hybrid of percentage of proceeds and fee-based contracts. The purchaser gathers our casinghead natural gas in the field where it is produced and transports it via pipeline to natural gas processing plants where natural gas liquid products are extracted and sold by the processors. The portion of natural gas remaining after liquid extraction is residue gas, which is placed on residue pipeline systems downstream of the processing plant. Under our percentage of proceeds and hybrid percentage of proceeds and fee-based contracts, we receive a percentage of the value for the extracted liquids and the residue gas. Under our fee-based contracts, we receive natural gas liquids and residue gas value, less the fee component thereof, or are invoiced the fee component of the purchaser’s service.

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

For 2018, revenues from oil and natural gas sales to Plains Marketing and Transportation, Inc. accounted for approximately 18 percent of our total operating revenues. While the loss of this purchaser may result in a temporary interruption in sales of, or a lower price for, our production, we believe that the loss of this purchaser would not have a material adverse effect on our operations, as there are alternative purchasers in our producing regions. See Note 13 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

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

Working Capital

Based on current market conditions, we have maintained a stable liquidity position. Our principal source of liquidity is available borrowing capacity under our credit facility, as amended and restated (the “Credit Facility”). At December 31, 2018, we had $242 million of debt outstanding and $1,756 million of unused commitments under our Credit Facility, net of letters of credit. Our primary needs for cash are development, exploration and acquisitions of oil and natural gas assets, payment of contractual obligations and working capital obligations. However, additional borrowings under our Credit Facility or the issuance of additional debt securities will require a greater portion of our cash flow from operations to be used for the payment of interest and principal on our debt, thereby reducing our ability to use cash flow to fund working capital, capital expenditures and acquisitions.

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

These laws, rules and regulations may also restrict the production rate of oil and natural gas below the rate that would otherwise be possible. The regulatory burden on the oil and natural gas industry increases the cost of doing business in the industry and consequently affects profitability. Violations and liabilities with respect to these laws and regulations could result in significant administrative, civil or criminal penalties, remedial clean-ups, natural resource damages, permit modifications or revocations, operational interruptions or shutdowns and other liabilities. The costs of remedying such conditions may be significant, and remediation obligations could adversely affect our financial condition, results of operations and leasehold acreage. Additionally, environmental laws and regulations are revised frequently, and any changes, including changes in implementation or interpretation, that result in more stringent and costly waste handling, disposal and cleanup requirements for the oil and natural gas industry could have a significant impact on our operating costs.

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

In September 2015, new EPA and Corps rules to revise the definition of “waters of the United States” (“WOTUS”) for all Clean Water Act programs, thereby defining the scope of the EPA’s and the Corps’ jurisdiction, became effective. To the extent the rule expands the scope of jurisdiction of the Clean Water Act, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. The rule has been challenged in court on the grounds that it unlawfully expands the reach of Clean Water Act programs, and implementation of the rule has been stayed pending resolution of the court challenge. In response to this decision, the EPA and the Corps resumed nationwide use of the agencies’ prior regulations defining the term “waters of the United States.” Those regulations will be implemented as they were prior to the effective date of the new WOTUS rule. In January 2017, the U.S. Supreme Court accepted review of the WOTUS rule to determine whether jurisdiction to hear challenges to the rule rests with the federal district or appellate courts. In June 2017, the EPA and the Corps proposed a rule that would initiate the first step in a two-step process intended to review and revise the definition of “waters of the United States.” Under the proposal, the first step would be to rescind the May 2015 final rule and put back into effect the narrower language defining “waters of the United States” under the Clean Water Act that existed prior to the rule. The second step would be a notice-and-comment rule-making in which the agencies will conduct a substantive reevaluation of the definition of “waters of the United States.” In January 2018, the Supreme Court ruled that the WOTUS rule must first be reviewed in federal district courts, remanding the case at issue to the district level and putting the status of the Sixth Circuit’s stay of the new rule into question. Citing uncertainty caused by litigation, the EPA subsequently announced a two year stay of the application of the rule as it undertakes its own review of the rule. Federal district court decisions have preserved the stay of the 2015 Clean Water Rule in Texas and New Mexico, which remain subject to pre-2015 WOTUS regulations. Litigation surrounding this rule is ongoing. More recently, on December 11, 2018, the EPA and the Corps released a proposal to revise the 2015 Clean Water Rule so as to narrow the regulatory definition of waters of the U.S., with a

60-day comment period to follow. The scope of the jurisdictional reach of the Clean Water Act will likely remain uncertain for several years.

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

For example, in October 2015, the EPA lowered the National Ambient Air Quality Standard (“NAAQS”) for ozone from 75 to 70 parts per billion. By July 2018, the EPA finished issuing area designations with respect to ground-level ozone for U.S. counties as either "attainment/unclassifiable" or "unclassifiable." Reclassification of areas of state implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant. In addition, in June 2016, the EPA finalized rules under the CAA regarding criteria for aggregating multiple sites into a single source for air-quality permitting purposes applicable to the oil and gas industry. This rule could cause small facilities (such as tank batteries), on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting requirements, which in turn could result in operational delays or require us to install costly pollution control equipment. In a separate rulemaking in June 2016, the EPA finalized new air emission control requirements for emissions of methane from certain equipment and processes in the oil and natural gas source category, including production, processing, transmission and storage activities. The final rule package includes first-time standards to address emissions of methane from equipment and processes across the source category, including hydraulically fractured oil and natural gas well completions, and also imposes leak detection and repair requirements on operators. In addition, the rule package extends existing volatile organic compound (“VOC”) standards under the EPA’s Subpart OOOO of the New Source Performance Standards to include previously unregulated equipment within the oil and natural gas source category. However, in June 2017, the EPA proposed a two year stay of the fugitive emissions monitoring requirements, pneumatic pump standards, and closed vent system certification requirements in the 2016 New Source Performance Standards rule for the oil and gas industry while it reconsiders these aspects of the rule. On September 11, 2018, the EPA proposed targeted improvements to the rule, including amendments to the rule’s fugitive emissions monitoring requirements, and expects to “significantly reduce” the regulatory burden of the rule in doing so. The U.S. Bureau of Land Management (the “BLM”) finalized similar rules in November 2016 that limit methane emissions from new and existing oil and natural gas operations on federal lands through limitations on the venting and flaring of gas, as well as enhanced leak detection and repair requirements. The BLM adopted final rules in January 2017. Operators generally had one year from the January 2017 effective date to come into compliance with the rule’s requirements. However, in December 2017, the BLM temporarily suspended or delayed certain of these requirements set forth in its Venting and Flaring Rule until January 2019, and in September 2018 the BLM proposed a revised rule which scaled back the waste-prevention requirements of the 2016 rule. Environmental groups sued in federal district court a day later to challenge the legality of aspects of the revised rule, and the outcome of this litigation is currently uncertain. These air emission rules have the potential to increase our compliance costs.

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

On August 3, 2015, the EPA also issued new regulations limiting carbon dioxide emissions from existing power generation facilities. Under these regulations, nationwide carbon dioxide emissions would be reduced by approximately 30 percent from 2005 levels by 2030 with a flexible interim goal. Several industry groups and states challenged the rule. On February 9, 2016, the U.S. Supreme Court stayed the implementation of this rule pending judicial review. On March 28, 2017, President Trump signed an Executive Order directing the EPA to review the regulations, and on April 4, 2017, the EPA announced that it was reviewing the 2015 carbon dioxide regulations. On April 28, 2017, the U.S. Court of Appeals for the District of Columbia stayed the litigation pending the current administration’s review. That stay was extended for another 60 days on August 8, 2017. On October 10, 2017, the EPA initiated the formal rulemaking process to repeal the regulations. In August 2018, the EPA proposed the Affordable Clean Energy rule as a replacement to the 2015 regulations. The EPA’s proposals are subject to public comment and likely legal challenge, and as such, we cannot predict at this time what impact the rulemaking will have on the demand for oil and natural gas production and our operations.

While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce emissions of GHGs in recent years. In the absence of Congressional action, many states have established rules aimed at reducing GHG emissions, including GHG cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and natural gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall GHG emission reduction goal. In addition, in 2015, the United States participated in the United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. The Paris Agreement requires countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals, every five years beginning in 2020. However, in June 2017, President Trump announced that the United States plans to withdraw from the Paris Agreement and seek negotiations either to reenter the Paris Agreement on different terms or establish a new framework agreement. The Paris Agreement provides for a four-year exit process beginning in November 2016, which would result in an effective exit date of November 2020. The United States’ adherence to the exit process or the terms on which the United States may reenter the Paris Agreement or a separately negotiated agreement are unclear at this time.

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

Hydraulic fracturing.  Hydraulic fracturing is an important and common practice that is used to stimulate production of oil and/or natural gas from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand, and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. We routinely use hydraulic fracturing as part of our operations. The process is typically regulated by state oil and natural gas commissions, but the EPA has asserted federal regulatory authority pursuant to the SDWA over certain hydraulic fracturing activities involving the use of diesel and issued guidance in February 2014 governing such activities. The EPA has also issued final regulations under the CAA establishing performance standards, including standards for the capture of VOCs and methane released during hydraulic fracturing (although the EPA has temporarily suspended or delayed compliance with certain of these standards as they undergo an administrative review); an advanced notice of proposed rulemaking under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing; and final rules in

June 2016 that prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants. Moreover, in March 2015, the BLM issued a final rule that imposes requirements on hydraulic fracturing activities on federal and Indian lands, including new requirements relating to public disclosure, wellbore integrity and handling of flowback water. However, the BLM lacked authority to promulgate the rule. While that decision was on appeal, the BLM rescinded this rule in December 2017. In January 2018, the state of California and a coalition of environmental groups filed a lawsuits in the Northern District of California to challenge the BLM’s rescission of the 2015 rule. This litigation is ongoing and future implementation of the rule is uncertain at this time.

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

We are not aware of any existing environmental issues, claims or regulations that will require us to incur material capital expenditures during 2019, and we did not incur material capital expenditures relating to environmental issues, claims or regulations during 2018. However, we cannot assure that the passage or application of more stringent laws or regulations or the application of existing laws in the future will not require us to incur material capital expenditures or have a material adverse effect on our financial position or results of operations.

Our Employees

Our corporate headquarters are located at One Concho Center, 600 West Illinois Avenue, Midland, Texas 79701. We also maintain various field offices in Texas and New Mexico. At December 31, 2018, we had 1,503 employees, 569 of whom were employed in field operations. Our future success will depend partially on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We consider our relations with our employees to be good.

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

The following table provides a reconciliation of the GAAP standardized measure of discounted future net cash flows to PV-10 (non-GAAP) at December 31, 2018, 2017 and 2016:

	December 31,
(in millions)	2018	2017	2016

Standardized measure of discounted future net cash flows	$15,555	$7,478	$4,190
Present value of future income taxes discounted at 10%	2,392	1,001	652
PV-10	$17,947	$8,479	$4,842

Reconciliation of Net Income (Loss) to Adjusted EBITDAX

Adjusted EBITDAX (as defined below) is presented herein and reconciled from the GAAP measure of net income (loss) because of its wide acceptance by the investment community as a financial indicator.

We define Adjusted EBITDAX as net income (loss), plus (1) exploration and abandonments, (2) depreciation, depletion and amortization, (3) accretion of discount on asset retirement obligations, (4) impairments of long-lived assets, (5) non-cash stock-based compensation, (6) (gain) loss on derivatives, (7) net cash receipts from (payments on) derivatives, (8) (gain) loss on disposition of assets, net, (9) interest expense, (10) loss on extinguishment of debt, (11) gain on equity method investment distribution, (12) RSP transaction costs and (13) federal and state income tax expense (benefit). Adjusted EBITDAX is not a measure of net income (loss) or cash flows as determined by GAAP.

Our Adjusted EBITDAX measure provides additional information that may be used to better understand our operations. Adjusted EBITDAX is one of several metrics that we use as a supplemental financial measurement in the evaluation of our business and should not be considered as an alternative to, or more meaningful than, net income (loss) as an indicator of operating performance. Certain items excluded from Adjusted EBITDAX are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic cost of depreciable and depletable assets. Adjusted EBITDAX, as used by us, may not be comparable to similarly titled measures reported by other companies. We believe that Adjusted EBITDAX is a widely followed measure of operating performance and is one of many metrics used by our management team and by other users of our consolidated financial statements. For example, Adjusted EBITDAX can be used to assess our operating performance and return on capital in comparison to other independent exploration and production companies without regard to financial or capital structure and to assess the financial performance of our assets and our Company without regard to capital structure or historical cost basis.

The following table provides a reconciliation of the GAAP measure of net income (loss) to Adjusted EBITDAX (non-GAAP) for the periods indicated:

	Years Ended December 31,
(in millions)	2018	2017	2016	2015	2014

Net income (loss)	$2,286	$956	$(1,462)	$66	$538
Exploration and abandonments	65	59	77	59	285
Depreciation, depletion and amortization	1,478	1,146	1,167	1,223	980
Accretion of discount on asset retirement obligations	10	8	7	8	7
Impairments of long-lived assets	-	-	1,525	61	447
Non-cash stock-based compensation	82	60	59	63	47
(Gain) loss on derivatives	(832)	126	369	(700)	(891)
Net cash receipts from (payments on) derivatives	(218)	79	625	633	72
(Gain) loss on disposition of assets, net	(800)	(678)	(118)	54	9
Interest expense	149	146	204	215	217
Loss on extinguishment of debt	-	66	56	-	4
Gain on equity method investment distribution	(103)	-	-	-	-
RSP transaction costs	32	-	-	-	-
Income tax expense (benefit)	603	(75)	(876)	31	318
Adjusted EBITDAX	$2,752	$1,893	$1,633	$1,713	$2,033

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

Risks Related to Our Business

Oil and natural gas are volatile. A decline in oil and natural gas prices could adversely affect our financial position, financial results, cash flow, access to capital and ability to grow.

Our future financial condition, revenues, results of operations, rate of growth and the carrying value of our oil and natural gas properties depend primarily upon the prices we receive for our oil and natural gas production and the prices prevailing from time to time for oil and natural gas. Oil and natural gas prices historically have been volatile and are likely to continue to be volatile in the future, especially given current geopolitical conditions. This price volatility also affects the amount of cash flow we have available for capital expenditures and our ability to borrow money or raise additional capital. The prices and levels of production for oil and natural gas are subject to a variety of factors beyond our control, including:

•          the overall global demand for oil and natural gas;

•          the overall global supply of oil and natural gas;

•          the overall North American oil and natural gas supply and demand fundamentals, including:

•           the U.S. economy,

•           weather conditions, and

•           liquefied natural gas (“LNG”) deliveries to and exports from the United States;

•          economic conditions worldwide;

•          the level of global crude oil, crude oil products and LNG inventories;

•          volatility and trading patterns in the commodity-futures markets;

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

•          the effect of energy conservation efforts;

•          additional restrictions on the exploration, development and production of oil, natural gas and natural gas liquids so as to materially reduce emissions of carbon dioxide and methane GHGs;

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

•          the quality of the oil we produce; and

•          the price, availability and acceptance of alternative fuels.

Furthermore, oil and natural gas prices continued to be volatile in 2018. For example, NYMEX oil prices in 2018 ranged from a high of $76.41 to a low of $42.53 per Bbl and the NYMEX natural gas prices in 2018 ranged from a high of $4.84 to a low of $2.55 per MMBtu. Further, the NYMEX oil prices and NYMEX natural gas prices reached highs of $55.59 per Bbl and $3.59 per MMBtu, respectively, during the period from January 1, 2019 to February 15, 2019.

Declines in oil and natural gas prices would not only reduce our revenue, but could also reduce the amount of oil and natural gas that we can produce economically. This in turn would lower the amount of oil and natural gas reserves we could recognize and, as a result, could have a material adverse effect on our financial condition and results of operations. If the oil and natural gas industry experiences significant price declines for a sustained period, we may, among other things, be unable to maintain or increase our borrowing capacity, repay current or future indebtedness or obtain additional capital on attractive terms, all of which can adversely affect the value of our securities.

Approximately 31 percent of our total estimated proved reserves at December 31, 2018 were undeveloped, and those reserves may not ultimately be developed.

At December 31, 2018, approximately 31 percent of our total estimated proved reserves were undeveloped. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling. Our reserves data assumes that we can and will make these expenditures and conduct these operations successfully. These assumptions, however, may not prove correct. Our reserve report at December 31, 2018 includes estimates of total future development costs over the next five years associated with our proved undeveloped reserves of approximately $3.3 billion. If we choose not to spend the capital to develop these reserves, or if we are not otherwise able to successfully develop these reserves, we will be required to write-off these reserves. In addition, under the SEC’s reserve rules, because proved undeveloped reserves may be recognized only if they relate to wells planned to be drilled within five years of the date of their initial recognition, we may be required to write-off any proved undeveloped reserves that are not developed within this five-year timeframe. For example, as of December 31, 2018, we wrote-off approximately 77 MMBoe of proved undeveloped reserves primarily because we no longer expect to develop these reserves within five years of the date of their initial recognition.

Drilling for and producing oil and natural gas are high-risk activities with many uncertainties that could cause our costs to increase or production volumes to decrease, which would reduce our cash flows.

Our future financial condition and results of operations depend on the success of our exploration and production activities. Our oil and natural gas exploration and production activities are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil and natural gas production. Our decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. Our cost of drilling, completing, equipping and operating wells is often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical or less economical than forecasted. Further, many factors may curtail, delay or cancel drilling, including the following:

•          shortages of or delays in obtaining equipment and qualified personnel or in obtaining sand or water for hydraulic fracturing activities;

•          delays imposed by or resulting from compliance with regulatory and contractual requirements;

•          reductions in oil and natural gas prices;

•          delays and costs of drilling wells on lands subject to complex development terms and circumstances;

•          oil or natural gas gathering, transportation and processing availability restrictions or limitations;

•          pressure or irregularities in geological formations;

•          equipment failures or accidents;

•          adverse weather conditions and natural disasters;

•          political events, public protests, civil disturbances, terrorist acts or cyber attacks;

•          environmental hazards, such as natural gas leaks, oil and produced water spills, pipeline and tank ruptures, encountering naturally occurring radioactive materials, and unauthorized discharges of brine, well stimulation and completion fluids, toxic gases or other pollutants into the surface and subsurface environment;

•          surface access restrictions;

•          failure to obtain regulatory and third-party approvals;

•          actions by third-party operators of our properties;

•          loss of title or other title related issues;

•          limitations in the market for oil and natural gas; and

•          limited availability of financing at acceptable terms.

        The occurrence of one or more of these factors could result in a partial or total loss of our investment in a particular property, as well as significant liabilities. Moreover, certain of these events could result in environmental pollution and impact to third parties, including persons living in proximity to our operations, our employees and employees of our contractors, leading to possible injuries, death or significant damage to property and natural resources.

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

Oil prices declined substantially during the second half of 2014 and continued to decline through 2016, but began to recover in 2017 and through most of 2018, although pricing remains volatile. In the event that oil prices decline for a sustained period, we may experience significant decreases in drilling activity. Due to the nature of our drilling programs and the oil and natural gas industry in general, we are a party to certain agreements that require us to meet various contractual obligations or require us to utilize a certain amount of goods or services, including, but not limited to, water commitments, throughput volume commitments, power commitments and drilling commitments. In the event that oil and natural gas prices decrease, and as a result continue to reduce the demand for drilling and production, this could lead to a decrease in our drilling activity and production levels, which could, in turn, require us to pay for unutilized goods or services or impact our ability to meet these contractual obligations, including drilling commitments that may result in lease expirations if unmet.

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

Our operations are substantially dependent on the availability of water and our ability to dispose of produced water gathered from drilling and production activities. Restrictions on our ability to obtain water or dispose of produced water may have an adverse effect on our financial condition, results of operations and cash flows.

Water is an essential component of both the drilling and hydraulic fracturing processes. Historically, we have been able to purchase water from local land owners and other sources for use in our operations. Over the past few years, extreme drought conditions persisted in Southeast New Mexico and West Texas. Although conditions have improved, we cannot guarantee what conditions may occur in the future. Severe drought conditions can result in local water districts taking steps to restrict the use of water subject to their jurisdiction for drilling and hydraulic fracturing in order to protect the local water supply. If we are unable to obtain water to use in our operations from local sources, we may be unable to economically produce oil and natural gas, which could have an adverse effect on our financial condition, results of operations and cash flows.

In addition, we must dispose of the fluids produced from oil and natural gas production operations, including produced water, which we do directly or through the use of third party vendors. The legal requirements related to the disposal of produced water into a non-producing geologic formation by means of underground injection wells are subject to change based on concerns of the public or governmental authorities regarding such disposal activities. One such concern arises from recent seismic events near underground disposal wells that are used for the disposal by injection of produced water resulting from oil and natural gas activities. In March 2016, the United States Geological Survey identified Texas and Colorado as being among the states with areas of increased rates of induced seismicity that could be attributed to fluid injection or oil and natural gas extraction. In response to concerns regarding induced seismicity, regulators in some states have imposed, or are considering imposing, additional requirements in the permitting of produced water disposal wells to assess any relationship between seismicity and the use of such wells. For example, in Texas, the RRC adopted new rules governing the permitting or re-permitting of wells used to dispose of produced water and other fluids resulting from the production of oil and natural gas in order to address these seismic activity concerns within the state. Among other things, these rules require companies seeking permits for disposal wells to provide seismic activity data in permit applications, provide for more frequent monitoring and reporting for certain wells and allow the state to modify, suspend or terminate permits on grounds that a disposal well is likely to be, or determined to be, causing seismic activity. States may issue orders to temporarily shut down or to curtail the injection depth of existing wells in the vicinity of seismic events.

Another consequence of seismic events may be lawsuits alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. These developments could result in additional regulation and restrictions on the use of injection wells by us or by commercial disposal well vendors whom we may use from time to time to dispose of produced water. Increased regulation and attention given to induced seismicity could also lead to greater opposition, including litigation to limit or prohibit oil and natural gas activities utilizing injection wells for produced water disposal.

Any one or more of these developments may result in us or our vendors having to limit disposal well volumes, disposal rates and pressures or locations, or require us or our vendors to shut down or curtail the injection into disposal wells, which events could have a material adverse effect on our business, financial condition and results of operations.

Federal, state and local legislation and regulatory initiatives relating to hydraulic fracturing, as well as governmental reviews of such activities, could result in increased costs and additional operating restrictions or delays and adversely affect our production.

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight formations. We routinely utilize hydraulic fracturing techniques in many of our drilling and completion programs. The process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and natural gas commissions. However, the EPA recently asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the SDWA’s Underground Injection Control Program and issued guidance in February 2014, governing such activities. The EPA has also issued: final regulations under the CAA establishing performance standards, including standards for the capture of VOCs and methane released during hydraulic fracturing (although the EPA has temporarily suspended or delayed compliance with certain of these standards as they undergo an administrative review); an advanced notice of proposed rulemaking under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing; and final rules in June 2016 to prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants. Moreover, in March 2015, the BLM issued a final rule that imposes requirements on hydraulic fracturing activities on federal and Indian lands, including new requirements relating to public disclosure, wellbore integrity and handling of flowback water. However, the BLM lacked authority to promulgate the rule. While that decision was on appeal, the BLM rescinded this rule in December 2017. In January 2018, the state of California and a coalition of environmental groups filed a lawsuit in the Northern District of California to challenge the BLM’s rescission of the 2015 rule. This litigation is ongoing and future implementation of the rule is uncertain at this time.

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

Climate change legislation, regulations restricting emissions of “greenhouse gases” or legal or other action taken by public or private entities related to climate change could result in increased operating costs and reduced demand for the oil and natural gas that we produce.

In response to findings that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to public health and the environment, the EPA has issued regulations to restrict emissions of GHGs under existing provisions of the CAA. These regulations include limits on tailpipe emissions from motor vehicles and preconstruction and operating permit requirements for certain large stationary sources. The EPA has also adopted rules requiring the reporting of GHG emissions from specified large GHG emission sources in the United States, as well as certain onshore oil and natural gas production facilities, on an annual basis, including GHG emissions resulting from the completion and workover operations of hydraulically fractured oil wells. Recent federal regulatory action with respect to climate change has focused on methane emissions. For example, in June 2016, the EPA finalized new air emission controls for emissions of methane from certain equipment and processes in the oil and natural gas source category, including production, processing, transmission and storage activities. The final rule package includes first-time standards to address emissions of methane from equipment and processes across the source category, including hydraulically fractured oil and natural gas well completions, and also imposes leak detection and repair requirements on operators. However, in June 2017, the EPA proposed a two year stay of fugitive emissions monitoring requirements, pneumatic pump standards, and closed vent system certification requirements in the 2016 rule while it reconsiders these aspects of the rule. Additionally, on September 11, 2018, the EPA proposed targeted improvements to the 2016 rule, including amendments to the rule’s fugitive emissions monitoring requirements, and expects to “significantly reduce” the regulatory burden of the rule in doing so. The BLM finalized similar rules in November 2016 that limit methane emissions from new and existing oil and natural gas operations on federal lands through limitations on the venting and flaring of gas, as well as enhanced leak detection and repair requirements but then finalized a revised rule in 2018 which scaled back the waste prevention requirements of the 2016 rule. Environmental groups have sued in federal district court to challenge the legality of aspects of the revised rule, and the outcome of this litigation is currently uncertain. These methane emission rules have the potential to increase our compliance costs.

While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce emissions of GHGs in recent years. In the absence of Congressional action, many states have established rules aimed at reducing GHG emissions, including GHG cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and natural gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall GHG emission reduction goal. In the future, the United States may also choose to adhere to international agreements targeting GHG reductions.

The adoption of legislation or regulatory programs to reduce emissions of GHGs could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or to comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produce. Consequently, legislation and regulatory programs to reduce emissions of GHGs could have an adverse effect on our business, financial condition and results of operations. Reduced demand for the oil and natural gas that we produce could also have the effect of lowering the value of our reserves. It should also be noted that some scientists have concluded that increasing concentrations of GHGs in the earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations. In addition, there have also been efforts in recent years to influence the investment community, including investment advisors and certain sovereign wealth, pension and endowment funds promoting divestment of fossil fuel equities and pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. Such environmental activism and initiatives aimed at limiting climate change and reducing air pollution could interfere with our business activities, operations and ability to access capital. Finally, increasing attention to the risks of climate change has resulted in an increased possibility of lawsuits or investigations brought by public and private entities against oil and natural gas companies in connection with their GHG emissions. Should we be targeted by any such litigation or investigations, we may incur liability, which, to the extent that societal pressures or political or other factors are involved, could be imposed without regard to the causation of or contribution to the asserted damage, or to other mitigating factors. The ultimate impact of GHG emissions-related agreements, legislation and measures on our company’s financial performance is highly uncertain because the Company is unable to predict with certainty, for a multitude of individual jurisdictions, the outcome of political decision-making processes and the variables and tradeoffs that inevitably occur in connection with such processes.

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

•          levels of future capital spending;

•          increases or decreases in the supply of or demand for oil and natural gas; and

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

The oil and natural gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures for the acquisition, exploration and development of oil and natural gas reserves. At December 31, 2018, we had approximately $242 million of debt outstanding under our Credit Facility (and total debt at December 31, 2018 of $4.2 billion), and we had approximately $1.8 billion of unused commitments under our Credit Facility. Expenditures for acquisition, exploration and development of oil and natural gas properties are the primary use of our capital resources. We incurred approximately $10.4 billion in acquisition, exploration and development costs during the year ended December 31, 2018, of which approximately $7.6 billion related to the RSP Acquisition. In October 2018, our board of directors approved our 2019 capital budget, excluding acquisitions, of up to approximately $3.8 billion. With current commodity prices, we expect to spend between $2.8 billion and $3.0 billion on drilling and completion activity. We plan to spend approximately $3.3 billion over the next five years on future development costs associated with proved undeveloped reserves.

We intend to finance our future capital expenditures, other than significant acquisitions, through cash flow from operations and, if necessary, through borrowings under our Credit Facility. However, our cash flow from operations and access to capital are subject to a number of variables, including:

•          the volume of oil and natural gas we are able to produce from existing wells;

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

•          the impact of potential changes in our credit ratings; and

•          our proved reserves.

We may not generate expected cash flows and may have limited ability to obtain the capital necessary to sustain our operations at current or anticipated levels. A decline in cash flow from operations or our financing needs may require us to revise our capital program or alter or increase our capitalization substantially through the issuance of debt or equity securities. The issuance of additional equity securities could have a dilutive effect on the value of our common stock. Additional borrowings under our Credit Facility or the issuance of additional debt securities will require that a greater portion of our cash flow from operations be used for the payment of interest and principal on our debt, thereby reducing our ability to use cash flow to fund working capital, capital expenditures and acquisitions. In addition, our Credit Facility imposes certain limitations on our ability to incur additional indebtedness other than indebtedness under our Credit Facility. If we desire to issue additional debt securities other than as expressly permitted under our Credit Facility, we will be required to seek the consent of the lenders in accordance with the requirements of our Credit Facility, which consent may be withheld by the lenders at their discretion. Additional financing also may not be available on acceptable terms or at all. In the event additional capital resources are unavailable, we may curtail drilling, development and other activities or be forced to sell some of our assets on an untimely or unfavorable basis.

The failure to obtain additional financing could result in a curtailment of our operations relating to the development of our undeveloped acreage or the curtailment of acquisitions that may be favorable to us, which in turn could lead to a decline in our oil and natural gas reserves, and could adversely affect our production, revenues and results of operations.

A decline in general economic, business or industry conditions could have a material adverse effect on our results of operations.

A global economic downturn, particularly with respect to the U.S. economy or the oil and natural gas industry, and global financial and credit market disruptions reduce the availability of liquidity and credit to fund the continuation and expansion of industrial business operations worldwide, which can result in a slowdown in economic activity. Reduced worldwide demand for energy often results in lower commodity prices, which will reduce our cash flows and may affect our borrowing ability. If the economic climate in the United States or abroad deteriorates, we may be unable to obtain needed capital or financing on satisfactory terms, which could lead to a decline in our reserves as existing reserves are depleted. Lower commodity prices may also reduce the amount of oil and natural gas that we can produce economically, which could ultimately decrease our net revenue and profitability. In addition, reduced worldwide demand for securities issued by oil and natural gas companies or depressed trading prices of the debt and equity securities of oil and natural gas companies generally may depress the market value of our securities or make it more difficult for us to raise capital.

Recently enacted legislation will affect our tax position; however, certain federal income tax deductions currently available with respect to oil and natural gas exploration and development may be eliminated. Additional state taxes on oil and natural gas extraction may be imposed, as a result of future legislation.

In December 2017, Congress enacted the budget reconciliation act commonly referred to as the Tax Cuts and Jobs Act (“TCJA”). The law made significant changes to U.S. federal income tax laws, including reducing the corporate income tax rate from 35 percent to 21 percent, repealing the corporate alternative minimum tax (“AMT”), partially limiting the deductibility of interest expense and net operating losses (“NOLs”), eliminating the deduction for certain U.S. production activities and allowing the immediate deduction of certain new investments in lieu of depreciation expense over time. Although we have evaluated the TCJA and recorded adjustments as required in our financial statements, many aspects of the TCJA are unclear and may not be clarified for some time. We will continue to monitor any new administrative guidance or tax law interpretation.

In recent years, U.S. lawmakers have proposed certain significant changes to U.S. tax laws applicable to oil and natural gas companies. These changes include, but are not limited to: (i) the elimination of current deductions for intangible drilling and development costs; (ii) the repeal of the percentage depletion allowance for oil and natural gas properties; and (iii) an extension of the amortization period for certain geological and geophysical expenditures. Although these changes were not included in the TCJA, it is unclear whether any such changes will be enacted or if enacted, when such changes could be effective. If such proposed changes were to be enacted, as well as any similar changes in state law, it could eliminate or postpone certain tax deductions that are currently available to us with respect to oil and natural gas exploration and development, and any such change could negatively affect our financial condition and results of operations.

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

At December 31, 2018, we had approximately $2.2 billion of federal NOL carryforwards available to offset against future taxable income. Of these NOL carryforwards, $1.5 billion were generated prior to the effective date of new limitations on utilization of NOLs imposed by the TCJA and are allowable as a deduction against 100 percent of taxable income in future years but will begin to expire in the tax year 2034. The estimated current year NOL of approximately $675 million is subject to an 80 percent limitation but has an indefinite carryforward life. Included in our $2.2 billion of federal NOL carryforwards is approximately $516 million net NOLs that we acquired as part of the RSP Acquisition. These acquired tax attributes are subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”). However, based on the annual limitation amount, the NOLs and credits are expected to be fully utilizable by the tax year 2022.

Utilization of any NOL depends on many factors, including our ability to generate future taxable income, which cannot be assured. In addition, Section 382 generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone an “ownership change” (as determined under Section 382). An ownership change generally occurs if one or more stockholders (or groups of stockholders) who are each deemed to own at least five percent of our stock change their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. In the event that an ownership change has occurred, or were to occur, utilization of our NOLs would be subject to an annual limitation under Section 382, determined by multiplying the value of our equity at the time of the ownership change by the applicable long-term tax-exempt rate as defined in Section 382, and potentially increased for certain gains recognized within five years after the ownership change if we have a net built-in gain in our assets at the time of the ownership change. Any unused annual limitation may be carried over to later years. We do not believe that an ownership change has occurred as a result of our recent equity offerings or our issuance of shares in connection with various acquisitions. As such, Section 382 is not expected to limit our ability to utilize our NOL carryforward or any other tax attribute at December 31, 2018. Future ownership changes or future regulatory changes could limit our ability to utilize our NOLs. To the extent we are not able to offset our future income with our NOLs, this could adversely affect our operating results and cash flows once we attain profitability.

We have substantial indebtedness and may incur substantially more debt. Higher levels of indebtedness make us more vulnerable to economic downturns and adverse developments in our business.

We had approximately $4.2 billion of outstanding aggregate principal indebtedness at December 31, 2018. At December 31, 2018, commitments from our bank group were $2.0 billion, of which $1.8 billion was unused commitments. We continue to review our existing indebtedness, and we may seek to repay, refinance, repurchase, redeem, exchange or otherwise terminate our indebtedness. If we do seek to refinance our existing indebtedness, there can be no guarantee that we would be able to execute the refinancing on favorable terms or at all.

As a result of our indebtedness, we use a portion of our cash flow to pay interest, which reduces the amount we have available to fund our operations and other business activities and could limit our flexibility in planning for or reacting to changes in our business and the industry in which we operate. Our indebtedness under our Credit Facility is at a variable interest rate, and so a rise in interest rates will generate greater interest expense.

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

Any increase in our level of indebtedness could have adverse effects on our financial condition and results of operations, including:

•          imposing additional cash requirements on us in order to support interest payments, which reduces the amount we have available to fund our operations and other business activities;

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

•          limiting our flexibility in planning for or reacting to changes in our business and the industry in which we operate; and

•          increasing our exposure to a rise in interest rates, which will generate greater interest expense.

Our ability to meet our debt obligations and to reduce our level of indebtedness depends on our future performance, which is affected by general economic conditions and financial, business and other factors, many of which are out of our control.

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

If our operating performance declines, we may in the future need to obtain waivers under our Credit Facility to avoid being in default. If we breach our covenants under our Credit Facility cannot obtain a waiver from the required lenders, we would be in default under our Credit Facility, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

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

A downgrade in our credit ratings could (i) negatively impact our costs of capital and our ability to effectively execute aspects of our strategy, (ii) affect our ability to raise debt in the public debt markets, and the cost of any new debt could be much higher than our outstanding debt and (iii) negatively affect our ability to obtain additional financing or the interest rate, fees and other terms associated with such additional financing. In September 2017, we elected to enter into an Investment Grade Period under our Credit Facility, as defined in Note 10 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data,” which had the effect of releasing all collateral formerly securing our Credit Facility. If we are unable to maintain credit ratings of “Ba2” or better from Moody’s and “BB” or better from S&P, the Investment Grade Period will automatically terminate and cause our Credit Facility to once again be secured by a first lien on substantially all of our oil and natural gas properties and by a pledge of the equity interests in our subsidiaries. These and other impacts of a downgrade in our credit ratings could have a material adverse effect on our business, financial condition and results of operations.

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

Our producing properties are geographically concentrated in the Permian Basin of Southeast New Mexico and West Texas. At December 31, 2018, substantially all of our total estimated proved reserves were attributable to properties located in this area. As a result of this concentration, we are exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, including current pipeline capacity constraints in the Permian Basin, market limitations, severe weather events, water shortages or other drought related conditions or interruption of the processing or transportation of oil or natural gas.

In addition to the geographic concentration of our producing properties described above, at December 31, 2018, approximately: (i) 57 percent of our proved reserves were attributable to the Delaware Basin that primarily targets the Avalon, Bone Spring and Wolfcamp formations; and (iii) 43 percent of our proved reserves were attributable to the Midland Basin that primarily targets the Spraberry and Wolfcamp formations. This concentration of assets exposes us to additional risks, such as changes in field-wide rules and regulations that could cause us to permanently or temporarily shut-in all of our wells within a field.

We periodically assess our unproved oil and natural gas properties for impairment and could be required to recognize non-cash charges to earnings of future periods.

At December 31, 2018, we carried unproved property costs of $6.7 billion. GAAP requires periodic assessment of these costs on a project-by-project basis. Our assessment considers:

•          future drilling and exploration plans;

•          results of exploration activities;

•          commodity price outlooks;

•          planned future sales; and

•          expiration of all or a portion of the projects, contracts and permits relevant to such projects.

Based on our assessments, we may determine that we are unable to fully recover the cost invested in each project, and we will recognize non-cash charges to earnings in future periods if such determination is made. For the years ended December 31, 2018 and 2017, we recorded approximately $35 million and $27 million, respectively, of leasehold abandonments primarily related to expiring acreage and acreage where we had no future plans to drill, which is included in exploration and abandonments expense in our consolidated statements of operations.

We periodically evaluate our goodwill for impairment and could be required to recognize non-cash charges in the earnings of future periods.

At December 31, 2018, we had goodwill of $2.2 billion. Goodwill is assessed for impairment as of July 1 of each year or whenever circumstances indicate that the carrying value of our business may be impaired. If the book value of our reporting unit exceeds the estimated fair value of the reporting unit, an impairment charge will occur, which would negatively impact our results of operations and net worth.

Future price declines could result in a reduction in the carrying value of our proved oil and natural gas properties, which could adversely affect our results of operations.

Declines in commodity prices may result in our having to make substantial downward adjustments to the value of our estimated proved reserves. If this occurs, or if our estimates of production or economic factors change, accounting rules may require us to write-down, as a non-cash charge to earnings, the carrying value of our proved oil and natural gas properties for impairments. We are required to perform impairment tests on proved assets whenever events or changes in circumstances warrant a review of our proved oil and natural gas properties. To the extent such tests indicate a reduction of the estimated useful life or estimated future cash flows of our oil and natural gas properties, the carrying value may not be recoverable and therefore require a write-down. The primary factors that may affect management’s estimates of future cash flows are (i) commodity futures prices, (ii) increases or decreases in production and capital costs, (iii) future reserve volume adjustments, both positive and negative, to proved reserves and appropriate risk-adjusted probable and possible reserves, (iv) results of future drilling activities and (v) prevailing market rates of income and expenses from integrated assets. We may incur impairment charges in the future, which could materially adversely affect our results of operations in the period incurred. We did not incur an impairment charge in 2018 and 2017. We recorded impairment charges of $1.5 billion in 2016.

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

Our commodity price risk management activities could have the effect of reducing our net income and the value of our securities. At December 31, 2018, we had a net derivative asset of approximately $695 million. An average increase in the commodity price of $5.00 per barrel of oil and $0.50 per MMBtu of natural gas from the commodity price at December 31, 2018 would have resulted in a decrease in our net asset  of approximately $406  million. We may continue to incur significant gains or losses in the future from our commodity price risk management activities to the extent market prices increase or decrease and our derivatives contracts remain in place.

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

Our reserve estimates and our computation of future net cash flows at December 31, 2018 are based on SEC pricing of (i) $62.04 per Bbl WTI posted oil price and (ii) $3.10  per MMBtu Henry Hub spot natural gas price, adjusted for location and quality by property. The SEC pricing for reserves as of December 31, 2018 is higher than the NYMEX oil price of $55.59 per Bbl at February 15, 2019 and higher than the NYMEX natural gas price of $2.63 per MMBtu at February 15, 2019. If average oil prices were $5.00 per barrel lower than the average price we used, our PV-10 at December 31, 2018 would have decreased from $17.9 billion to $16.3 billion. If average natural gas prices were $0.50 per MMBtu lower than the average price we used, our PV-10 at December 31, 2018 would have decreased from $17.9 billion to $17.2 billion. Any adjustments to the estimates of proved reserves or decreases in the price of our commodities may decrease the value of our securities.

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

In addition, our Credit Facility and the indentures governing our senior notes impose certain limitations on our ability to enter into mergers or business combination transactions. Our Credit Facility and the indentures governing our senior notes also limit our ability to incur certain indebtedness, which could indirectly limit our ability to engage in acquisitions of businesses or assets. If we desire to engage in an acquisition that is otherwise prohibited by our Credit Facility or the indentures governing our senior notes, we will be required to seek the consent of our lenders or the holders of the senior notes in accordance with the requirements of our Credit Facility or the indentures, which consent may be withheld by the lenders under our Credit Facility or such holders of senior notes at their sole discretion.

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

The demand for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry can fluctuate significantly, often in correlation with commodity prices, causing periodic labor shortages. Historically, there have been shortages of drilling and workover rigs, pipe and other oilfield equipment as demand for rigs and equipment has increased along with the number of wells being drilled. These factors also cause significant increases in costs for equipment, services and personnel. Higher commodity prices generally stimulate demand and result in increased prices for drilling and workover rigs, crews and associated supplies, equipment and services. It is beyond our control and ability to predict whether these conditions will exist in the future and, if so, what their timing and duration will be. These types of shortages or price increases would decrease our profit margin, cash flow and operating results, or restrict our ability to drill the wells and conduct the operations which we currently have planned and budgeted or which we may plan in the future.

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

•          construction delays;

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

We are not insured against all risks. Losses and liabilities arising from uninsured and underinsured events could materially and adversely affect our business, financial condition or results of operations. Our oil and natural gas exploration and production activities, including well stimulation and completion activities such as hydraulic fracturing, are subject to all of the operating risks associated with drilling for and producing oil and natural gas, including the possibility of:

•          environmental hazards, such as uncontrollable flows of oil, natural gas, saltwater, well fluids, toxic gas or other pollution into the environment, including groundwater contamination;

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

We operate in a highly competitive environment for acquiring properties, marketing oil and natural gas and securing trained personnel. Some of our competitors possess and employ financial, technical and personnel resources substantially greater than ours, which can be particularly important in the areas in which we operate. Those companies may be able to pay more for productive oil and natural gas properties and exploratory prospects and to evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. In addition, those companies may be able to offer better compensation packages to attract and retain qualified personnel than we are able to offer. The cost and other challenges to attract and retain qualified personnel may increase substantially in the future. Our ability to acquire additional prospects and to find and develop reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Also, there is substantial competition for capital available for investment in the oil and natural gas industry. We may not be able to compete successfully in the future in acquiring prospective reserves, developing reserves, marketing hydrocarbons, attracting and retaining quality personnel and raising additional capital. Our failure to acquire properties, market oil and natural gas, secure trained personnel and adequately compensate personnel could have a material adverse effect on our production, revenues and results of operations.

Market conditions or operational impediments may hinder our access to oil and natural gas markets or delay our production.

Market conditions or the unavailability of satisfactory oil and natural gas processing or transportation arrangements may hinder our access to oil and natural gas markets or delay our production. The availability of a ready market for our oil and natural gas production depends on a number of factors, including the demand for and supply of oil and natural gas, the proximity of reserves to pipelines and storage facilities, gathering systems and other transportation, processing, fractionation, refining and export facilities, competition for such facilities and the inability of such facilities to gather, transport or process our production due to shutdowns or curtailments arising from mechanical, operational or weather related matters, including hurricanes and other severe weather conditions. Our ability to market our production depends in substantial part on the availability and capacity of gathering, storage and transportation systems, pipelines and processing facilities owned and operated by third parties. Throughout 2018, concerns emerged that Permian oil supply would exceed pipeline capacity. Our ability to market our production may be impacted if such constraints continue or become worse in the future. Our failure to obtain such services on acceptable terms or the failure of counterparties to perform under certain of our transportation or marketing arrangements could have a material adverse effect on our business, financial condition and results of operations. We may be required to shut in or otherwise curtail production from wells due to lack of a market or inadequacy or unavailability of oil or natural gas pipeline or gathering, storage, transportation or processing capacity and fractionation, refining or export facilities. If that were to occur, then we would be unable to realize revenue from those wells until suitable arrangements were made to market our production.

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

The implementation of derivatives legislation adopted by Congress could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.

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

In addition, certain banking regulators and the CFTC have adopted final rules establishing minimum margin requirements for uncleared swaps. Although we expect to be exempt from such requirements for the mandatory exchange of margin for uncleared swaps, the application of such requirements to other market participants, such as swap dealers, may change the cost and availability of the swaps that we use for hedging. Further, if we do not qualify for an exemption and are required to post collateral for our swaps, it could reduce our liquidity and cash available for capital expenditures and our ability to manage commodity price volatility and the volatility in cash flows.

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

At December 31, 2018, approximately 6 percent of our proved reserves were attributable to properties for which we were not the operator. As a result, the success and timing of drilling and development activities on properties operated by others depend upon a number of factors that are beyond our control, including:

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

We do not control certain of the entities in which we own equity interests.

Certain of the entities in which we own equity interests are managed by their respective governing bodies. As a result, our ability to influence decisions with respect to the operation of such entities varies depending on the amount of control we exercise under the applicable governing agreement, including with respect to cash distributions, capital calls, capital expenditures and the incurrence of additional indebtedness.

A terrorist or cyber attack or armed conflict could harm our business by decreasing our revenues and increasing our costs.

Terrorist activities, anti-terrorist efforts, cyber attacks and other armed conflicts involving the United States may adversely affect the United States and global economies and could prevent us from meeting our financial and other obligations. If any of these events occur or escalate, the resulting political instability and societal disruption could reduce overall demand for oil and natural gas, potentially putting downward pressure on demand for our production and causing a reduction in our revenue. Oil and natural gas related facilities could be direct targets of terrorist attacks, and our operations could be adversely impacted if significant infrastructure or facilities used for the production, transportation, processing or marketing of oil and natural gas production are destroyed or damaged. Additionally, as an oil and natural gas producer, we constantly face various cybersecurity threats, including threats to gain unauthorized access to sensitive information or to render data or systems unusable, and there can be no assurance that our implementation of various procedures and controls to monitor and mitigate security threats will be sufficient to prevent security breaches from occurring. Costs for insurance, recovery, remediation, potential litigation and other security measures may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.

Our reliance on information technology, including those hosted by third parties, exposes us to cyber security risks that could affect our business, financial condition or reputation and increase compliance challenges.

We rely extensively on information technology systems, including internet sites, computer software, data hosting facilities and other hardware and platforms, some of which are hosted by third parties, to assist in conducting our business. Our information technology systems, as well as those of third parties we use in our operations, may be vulnerable to a variety of evolving cybersecurity risks, such as those involving unauthorized access, denial-of-service attacks, malicious software, data privacy breaches by employees, insiders or others with authorized access, cyber or phishing-attacks, ransomware, malware, social engineering, physical breaches or other actions. These cybersecurity threat actors are becoming more sophisticated and coordinated in their attempts to access the company's information technology systems and data, including the information technology systems of cloud providers and third parties with which the company conducts business.

Although we have implemented information technology controls and systems that are designed to protect information and mitigate the risk of data loss and other cybersecurity risks, such measures cannot entirely eliminate cybersecurity threats, and the enhanced controls we have installed may be breached. If our information technology systems cease to function properly or our cybersecurity is breached, we could suffer disruptions to our normal operations which may include drilling, completion, production and corporate functions. A cyber attack involving our information systems and related infrastructure, or that of our business associates, could negatively impact our operations in a variety of ways, including, but not limited to, the following:

•          Unauthorized access to seismic data, reserves information, strategic information, or other sensitive or proprietary information could have a negative impact on our ability to compete for oil and natural gas resources;

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

•          A cyber attack on third-party gathering, pipeline, or rail transportation systems could delay or prevent us from transporting and marketing our production, resulting in a loss of revenues;

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

While the Company declared a quarterly dividend of $0.125 per share in the first quarter of 2019 and intends to continue to pay a dividend in the future, the payment and amount of future dividend payments, if any, are subject to declaration by our board of directors. Such payments will depend on various factors, including actual results of operations, liquidity and financial condition, net cash provided by operating activities, restrictions imposed by applicable law, our taxable income, our operating expenses and other factors our board of directors deems relevant. Covenants contained in our Credit Agreement and the indentures governing our senior notes could limit the payment of dividends. The Company is under no obligation to make dividend payments on our common stock and may cease such payments at any time in the future.

The availability of shares for sale in the future could reduce the market price of our common stock.

In the future, we may acquire interests in other companies by using a combination of cash and our common stock or just our common stock. We may also issue securities to raise cash for acquisitions. We may also issue securities convertible into, or exchangeable for, or that represent the right to receive, our common stock. Any of these events may dilute your ownership interest in our Company, reduce our earnings per share and have an adverse impact on the price of our common stock.

In addition, sales of a substantial amount of our common stock in the public market, or the perception that these sales may occur, could reduce the market price of our common stock. This could also impair our ability to raise additional capital through the sale of our securities.

Item 1B.  Unresolved Staff Comments

There are no unresolved staff comments.

Item 2.  Properties

Our Oil and Natural Gas Reserves

The estimates of our proved reserves at December 31, 2018, all of which were located in the United States, were based on evaluations prepared by the independent petroleum engineering firms of Cawley, Gillespie & Associates, Inc. (“CGA”) and Netherland, Sewell & Associates, Inc. (“NSAI”) (collectively, our “external engineers”). Reserves were estimated in accordance with guidelines established by the SEC and the Financial Accounting Standards Board (the “FASB”).

Internal controls. Our proved reserves are estimated at the property level by external engineers and compiled for reporting purposes by our corporate reservoir engineering staff. We maintain our internal evaluations of our reserves in a secure reserve engineering database. The corporate reservoir engineering staff interact with our internal staff of petroleum engineers, geoscience professionals and land professionals in each of our operating areas and with accounting and marketing employees to obtain the necessary data for the reserves estimation process. Reserves are reviewed and approved internally by members of our senior management and the health, safety, environment and reserves committee, a committee of our board of directors.

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

Qualifications of responsible technical persons

J. Steve Guthrie was our Senior Vice President of Business Operations and Engineering from November 2013 to January 2019. In January 2019, Mr. Guthrie announced his intent to retire from Concho at the end of 2019 and is currently serving as Special Advisor to the Company to aid in the transition of his responsibilities. Mr. Guthrie previously served as the Vice President of Texas, the Texas Asset Manager and Corporate Engineering Manager. Prior to joining the Company, Mr. Guthrie was employed by Moriah Resources as Business Development Manager, by Henry Petroleum in various engineering and operations capacities and by Exxon in several engineering and operations positions. Mr. Guthrie is a graduate of Texas Tech University with a Bachelor of Science degree in Petroleum Engineering.

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

CGA. Approximately 57 percent of the proved reserves estimates shown herein at December 31, 2018 have been independently prepared by CGA, a leader of petroleum property analysis for industry and financial institutions. CGA was founded in 1960 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-693. Within CGA, the technical person primarily responsible for preparing the estimates set forth in the CGA letter dated January 23, 2019, filed as an exhibit to this Annual Report on Form 10-K, was Mr. Zane Meekins. Mr. Meekins has been a practicing consulting petroleum engineer at CGA since 1989. Mr. Meekins is a Registered Professional Engineer in the State of Texas (License No. 71055) and has over 31 years of practical experience in petroleum engineering, with over 29 years of experience in the estimation and evaluation of reserves. He graduated from Texas A&M University in 1987 with a Bachelor of Science degree in Petroleum Engineering. Mr. Meekins meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; he is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserve definitions and guidelines.

NSAI. Approximately 43 percent of the proved reserve estimates shown herein at December 31, 2018 have been independently prepared by NSAI, a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical person primarily responsible for preparing the estimates set forth in the NSAI letter dated January 21, 2019, filed as an exhibit to this Annual Report on Form 10-K, was Mr. Craig H. Adams. Mr. Adams, a Licensed Professional Engineer in the State of Texas (License No. 68137), has been practicing consulting petroleum engineering at NSAI since 1997 and has over 11 years of prior industry experience. He graduated from Texas Tech University in 1985 with a Bachelor of Science Degree in Petroleum Engineering. Mr. Adams meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; he is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserve definitions and guidelines.

Our oil and natural gas reserves. The following table sets forth our estimated proved oil and natural gas reserves at December 31, 2018. Our reserve estimates and our calculation of future net cash flows are based on SEC pricing of (i) $62.04 per Bbl WTI posted oil price and $3.10 per MMBtu Henry Hub spot natural gas price, adjusted for location and quality differentials by property.

	Oil	Natural Gas	Total
	(MMBbl)	(Bcf)	(MMBoe)
Operating Areas:
Delaware Basin	410	1,586	674
Midland Basin	340	1,036	513
Other	-	2	-
Total	750	2,624	1,187

The following table sets forth our estimated proved reserves by category at December 31, 2018:

	Oil	Natural Gas	Total	Percent of
	(MMBbl)	(Bcf)	(MMBoe)	Total

Proved developed producing	485	1,882	799	67%
Proved developed non-producing	15	59	25	2%
Proved undeveloped	250	683	363	31%
Total proved	750	2,624	1,187	100%

Total proved developed	500	1,941	824	69%

Changes to proved reserves. The following table sets forth the changes in our proved reserve volumes by area during the year ended December 31, 2018 (in MMBoe):

			Purchases of	Sales of	Revisions of
		Extensions and	Minerals-in-	Minerals-in-	Previous
	Production	Discoveries	Place	Place	Estimates

Operating Areas:
Delaware Basin	(66)	134	102	(8)	(61)
Midland Basin	(30)	92	206	(9)	(13)
Total	(96)	226	308	(17)	(74)

Extensions and discoveries. Extensions and discoveries of approximately 226 MMBoe are primarily the result of our continued success from our horizontal drilling programs in our operating areas. Proved developed reserves increased approximately 87 MMBoe due to our drilling activity in 2018, and based upon this activity, we added approximately 139 MMBoe of new proved undeveloped reserves.

Purchases and sales of minerals-in-place. Our purchases of minerals-in-place were primarily the result of the RSP Acquisition in July 2018 which added approximately 275 MMBoe. The remainder of the purchases of minerals-in-place was primarily the result of certain acquisitions and nonmonetary transactions during 2018, which added approximately 25 MMBoe in the Midland Basin and 8 MMBoe in the Delaware Basin. Our sales of minerals-in-place were primarily the result of various divestitures and nonmonetary transactions during 2018.

Revisions of previous estimates. Revisions of previous estimates are primarily composed of (i) 77 MMBoe of negative revisions due to proved undeveloped reserves reclassified to unproved, (ii) 15 MMBoe of net negative performance and other revisions and (iii) 18 MMBoe of positive price revisions. Our proved reserves at December 31, 2018 were determined using the SEC prices of $62.04 per Bbl of oil for WTI and $3.10 per MMBtu of natural gas for Henry Hub spot, as compared to corresponding prices of $47.79 per Bbl of oil and $2.98 per MMBtu of natural gas at December 31, 2017. As we continue to transition our development program to large-scale projects and evaluate and analyze our producing oil and natural gas properties and drilling prospects, certain properties were no longer expected to be developed within five years of the date of their initial recognition and were removed from our current drilling plans. This includes certain properties with a lower liquids content and certain non-operated properties that we reclassified due to the uncertainty regarding the timing of development.

Net negative performance and revisions primarily related to 27 MMBoe of downward revisions to certain proved developed producing properties in our Yeso field, partially offset by other positive performance revisions.

Proved undeveloped reserves.  At December 31, 2018, we had approximately 363 MMBoe of proved undeveloped reserves as compared to 252 MMBoe at December 31, 2017.

The following table summarizes the changes in our proved undeveloped reserves during 2018 (in MMBoe):

At December 31, 2017	252
Extensions and discoveries	139
Purchases of minerals-in-place	113
Sales of minerals-in-place	(2)
Revisions of previous estimates	(69)
Conversion to proved developed reserves	(70)
At December 31, 2018	363

Extensions and discoveries. Extensions and discoveries of approximately 139 MMBoe are primarily the result of new proved undeveloped locations that were added as a result of our exploration program during 2018.

Purchases and sales of minerals-in-place. Our purchases of minerals-in-place were primarily the result of the RSP Acquisition in July 2018 which added approximately 103 MMBoe. The remainder of the purchases of minerals-in-place was primarily the result of certain acquisitions and nonmonetary transactions during 2018 which added approximately 7 MMBoe in the Midland Basin and 3 MMBoe in the Delaware Basin. Our sales of minerals-in-place were primarily the result of certain divestitures and nonmonetary transactions in the Midland Basin during 2018.

Revisions of previous estimates. Net negative revisions of previous estimates of approximately 69 MMBoe are primarily attributable to 77 MMBoe of negative revisions primarily due to proved undeveloped reserves reclassified to unproved, partially offset by approximately 8 MMBoe of net positive revisions. As we continue to transition our development program to large-scale projects and evaluate and analyze our producing oil and natural gas properties and drilling prospects, certain properties were no longer expected to be developed within five years of the date of their initial recognition and were removed from our current drilling plans. This includes certain properties with a lower liquids content and certain non-operated properties that we reclassified due to the uncertainty regarding the timing of development.

Conversion to proved developed reserves. The following table sets forth proved undeveloped reserves converted to proved developed reserves and the associated investment required to convert proved undeveloped reserves to proved developed reserves during the year ended December 31, 2018:

Proved Undeveloped Reserves Converted to				Investment in Conversion of Proved Undeveloped
Proved Developed Reserves				Reserves to Proved Developed Reserves

Oil (MMBbl)	Natural Gas (Bcf)	Total (MMBoe)		(in millions)

45	151	70	(a)	$695 (a)

(a)    Of this amount, approximately $115 million was spent in 2018 on proved undeveloped reserves that were not converted to proved developed reserves by December 31, 2018. In addition, this amount does not include 10 MMBoe and $88 million of costs incurred to convert proved undeveloped reserves to proved developed reserves acquired in the RSP Acquisition.

____________________________________________________________________________________________________

Historically, our drilling programs were substantially funded from our cash flows from operations and borrowings from our Credit Facility. Based on our current expectations over the next five years of our cash flows and drilling programs, which includes drilling of proved undeveloped and unproved locations, we believe that we can continue to substantially fund our drilling activities from our cash flow and with borrowings from our Credit Facility, if needed. Based on SEC pricing as of December 31, 2018, estimated future development costs required for the development of proved undeveloped reserves are projected to be approximately $3.3 billion over the next five years.

Developed and Undeveloped Acreage

The following table presents our total gross and net developed and undeveloped acreage by area at December 31, 2018:

	Developed Acres (a)		Undeveloped Acres (b)		Total Acres
(in thousands)	Gross	Net	Gross	Net	Gross	Net

Operating Areas:
Delaware Basin	371	262	273	172	644	434
Midland Basin	253	160	62	46	315	206
Total	624	422	335	218	959	640

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

____________________________________________________________________________________________________

The following table sets forth the future expiration amounts of our gross and net undeveloped acreage at December 31, 2018 by operating area:

	2019		2020		2021		Thereafter
(in thousands)	Gross	Net	Gross	Net	Gross	Net	Gross	Net

Operating Areas:
Delaware Basin	13	11	30	5	13	3	8	8
Midland Basin (a)	-	1	1	-	-	-	-	-
Total	13	12	31	5	13	3	8	8

(a)

Expiring net acres are greater than gross acres in our Midland Basin operating area in 2019 as certain leases contain undivided interests and have multiple net acreage expiration dates within the same tract of land. Expirations of net acres are shown in the year they occur, while the expirations of gross acres are shown in the final year of net acre expiration.

At December 31, 2018, we had approximately 95,000 gross and 81,000 net acres subject to a continuous development clause or similar drilling commitments. Historically, we have not experienced material expiration of acres due to non-compliance and we do not anticipate any material expirations during 2019 or any future periods.

Drilling Activities

For summary tables that set forth information with respect to wells drilled and completed for the years ended December 31, 2018, 2017 and 2016, see “Item 1. Business—Drilling Activities.”

Our Production, Prices and Expenses

For a summary table that sets forth information concerning our production and operating data from operations for the years ended December 31, 2018, 2017 and 2016, see “Item 1. Business—Our Production, Prices and Expenses.”

Productive Wells

For a summary table that sets forth the number of productive oil and natural gas wells on our properties at December 31, 2018, 2017 and 2016, see “Item 1. Business—Productive Wells.”

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

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

     Our common stock trades on the NYSE under the symbol “CXO.” As of February 15, 2019, there were 1,461 holders of record of our common stock.

Dividend Policy

On February 19, 2019, the Company’s board of directors approved a cash dividend of $0.125 per share for the first quarter of 2019. The total cash dividend, including the cash dividend on unvested restricted stock awards, of $25 million is expected to be paid on March 29, 2019. The Company intends to continue to pay a quarterly dividend of $0.125 in the near future; however, any payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that our board of directors deems relevant. Covenants contained in our Credit Facility and the indentures governing our senior notes could limit the payment of dividends. See Note 10 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information.

Repurchases of Equity Securities

The following table sets forth our share repurchase activity for each period presented:

Period	Total number of shares withheld (a)	Average price per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plan

October 1, 2018 - October 31, 2018	366	$148.70	-
November 1, 2018 - November 30, 2018	104	$135.76	-
December 1, 2018 - December 31, 2018	3,047	$104.01	-

(a)	Represents shares that were withheld by us to satisfy tax withholding obligations of certain employees that arose upon the lapse of restrictions on restricted stock.

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

Selected Historical Financial Information

Our results of operations for the periods presented below may not be comparable either from period to period or going forward. We have completed numerous acquisitions, dispositions and nonmonetary transactions that impact the comparability of the selected financial data between periods. In addition, and due in part to the aforementioned factors, the selected financial data between periods was impacted by significant changes in our capital structure, including various debt and equity financing transactions.

Our financial data below is derived from (i) our audited consolidated financial statements included in this report and (ii) other audited consolidated financial statements of ours not included in this report.

	Years Ended December 31,
(in millions, except per share amounts)	2018 (a)	2017 (a)	2016 (a) (b)	2015	2014

Statement of operations data:
Total operating revenues	$4,151	$2,586	$1,635	$1,804	$2,660
Total operating costs and expenses	(1,221)	(1,515)	(3,709)	(1,479)	(1,581)
Income (loss) from operations	$2,930	$1,071	$(2,074)	$325	$1,079
Net income (loss)	$2,286	$956	$(1,462)	$66	$538
Earnings per share:
Basic net income (loss)	$13.28	$6.44	$(10.85)	$0.54	$4.89
Diluted net income (loss)	$13.25	$6.41	$(10.85)	$0.54	$4.88

Other financial data:
Net cash provided by operations	$2,558	$1,695	$1,384	$1,530	$1,746
Net cash used in investing activities	$(2,216)	$(1,719)	$(2,225)	$(2,602)	$(2,618)
Net cash provided by (used in) financing activities	$(342)	$(29)	$665	$1,301	$872
Adjusted EBITDAX (non-GAAP) (d)	$2,752	$1,893	$1,633	$1,713	$2,033

	December 31,
(in millions)	2018 (a)	2017 (a)	2016 (a) (c)	2015 (c)	2014

Balance sheet data:
Cash and cash equivalents	$-	$-	$53	$229	$-
Property and equipment, net	22,313	13,041	11,302	10,976	10,206
Total assets	26,294	13,732	12,119	12,642	11,752
Long-term debt	4,194	2,691	2,741	3,332	3,469
Stockholders’ equity	18,768	8,915	7,623	6,943	5,281

(a)      See Notes 4 and 5 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for a summary of acquisitions, divestitures and nonmonetary transactions included in our financial data for the selected years. In addition, see Note 10 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for a description of associated debt financing transactions.

(b)      A non-cash impairment charge of approximately $1.5 billion is included in income (loss) from operations for the year ended December 31, 2016.

(c)       During 2016 and 2015, we issued approximately 10.4 million and 15.8 million shares of our common stock, respectively, in public offerings and received net proceeds of approximately $1.3 billion and $1.5 billion, respectively.

(d)      Adjusted EBITDAX is defined as net income (loss), plus (1) exploration and abandonments, (2) depreciation, depletion and amortization, (3) accretion of discount on asset retirement obligations, (4) impairments of long-lived assets, (5) non-cash stock-based compensation, (6) (gain) loss on derivatives, (7) net cash receipts from (payments on) derivatives, (8) (gain) loss on disposition of assets, net, (9) interest expense, (10) loss on extinguishment of debt, (11) gain on equity method investment distribution, (12) RSP transaction costs and (13) federal and state income tax expense (benefit). See “Item 1. Business —Non-GAAP Financial Measures and Reconciliations.”

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

Overview

We are an independent oil and natural gas company engaged in the acquisition, development, exploration and production of oil and natural gas properties. We are one of the largest operators in the Permian Basin of Southeast New Mexico and West Texas. Concho’s legacy in the Permian Basin provides us a deep understanding of operating and geological trends, and we are actively developing our resource base utilizing large-scale development projects, which include long-lateral wells and multi-well pad locations, throughout our operating areas. Oil comprised 63 percent of our 1,187 MMBoe of estimated proved reserves at December 31, 2018 and 64 percent of our 96 MMBoe of production for 2018. We seek to operate the wells in which we own an interest, and we operated wells that accounted for 92 percent of our proved developed producing reserves and 77 percent of our 9,277 gross wells at December 31, 2018. By controlling operations, we are able to more effectively manage the cost and timing of exploration and development of our properties, including the drilling and stimulation methods used.

Financial and Operating Performance

On July 19, 2018, we completed the RSP Acquisition, which, among other things, impacted the comparability of our results of operations. Our financial and operating performance for 2018 included the following highlights:

•          Net income was $2,286 million ($13.25 per diluted share) as compared to net income of $956 million ($6.41  per diluted share) in 2017. The increase was primarily due to:

•        $1,565 million increase in oil and natural gas revenues as a result of a 36 percent increase in production and a 18 percent increase in commodity price realizations per Boe (excluding the effects of derivative activities);

•        $958 million change in (gain) loss on derivatives due to a $832 million gain on derivatives during 2018, as compared to a $126 million loss during 2017;

•        $122 million net increase in gain on disposition of assets due to a gain of approximately $800 million during 2018 primarily attributable to the February 2018 acquisition and divestiture primarily in the Midland Basin, the January 2018 divestiture in the Delaware Basin and the contribution of certain infrastructure assets to WaterBridge Operating LLC (“WaterBridge”) in December 2018, as compared to a net gain of approximately $678 million during 2017 primarily attributable to our disposition of ACC; and

•        $86  million increase in other income, primarily due to a gain of approximately $103 million on the equity method investment distribution received from Oryx;

partially offset by:

•        $678 million increase in our income tax provision primarily due to the income tax benefit recorded in 2017 as a result of the Tax Cuts and Jobs Act (the “TCJA”);

•        $332 million increase in depreciation, depletion and amortization expense, primarily due to an increase in production, partially offset by a lower depletion rate per Boe;

•        $182 million increase in production expense, primarily due to (i) increased production associated with our wells successfully drilled and completed in 2017 and 2018, (ii) our acquisitions and nonmonetary transactions during the fourth quarter of 2017 and during 2018, (iii) increased cost of services and (iv) increased workover costs;

•        $106 million increase in production and ad valorem tax expense, primarily due to increased production taxes as a result of increased oil and natural gas sales; and

•        $36 million increase in transaction costs, primarily due to consulting, investment banking, advisory, legal and other fees related to the RSP Acquisition.

•          Average daily sales volumes increased by 36 percent from 192,658 Boe per day during 2017 to 262,937 Boe per day during 2018.

•          Net cash provided by operating activities increased by approximately $863 million to $2,558 million for 2018, as compared to $1,695 million in 2017, primarily due to increased oil and natural gas revenues, partially offset by (i) changes related to cash settlements on derivatives, (ii) increased production expense and (iii) increased production tax expense.

Commodity Prices

Our results of operations are heavily influenced by commodity prices. See “Item 1A. Risk Factors” for a description of the factors that may impact future commodity prices, including the price of oil, natural gas and natural gas liquids.

Although we cannot predict the occurrence of events that may affect future commodity prices or the degree to which these prices will be affected, the prices for any commodity that we produce will generally approximate current market prices in the geographic region of the production. From time to time, we expect that we may hedge a portion of our commodity price risk to mitigate the impact of price volatility on our business. See Notes 9 and 18 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding our commodity derivative positions at December 31, 2018 and additional derivative contracts entered into subsequent to December 31, 2018, respectively.

The following table sets forth the average NYMEX oil and natural gas prices for the years ended December 31, 2018, 2017 and 2016, as well as the high and low NYMEX prices for the same periods:

	Years Ended December 31,
	2018	2017	2016

Average NYMEX prices:
Oil (Bbl)	$64.81	$50.97	$43.42
Natural gas (MMBtu)	$3.07	$3.02	$2.56
High and Low NYMEX prices:
Oil (Bbl):
High	$76.41	$60.42	$54.06
Low	$42.53	$42.53	$26.21
Natural gas (MMBtu):
High	$4.84	$3.72	$3.93
Low	$2.55	$2.56	$1.64

Further, the NYMEX oil price and NYMEX natural gas price reached highs and lows of $55.59 and $45.41 per Bbl and $3.59 and $2.55 per MMBtu, respectively, during the period from January 1, 2019 to February 15, 2019. At February 15, 2019, the NYMEX oil price and NYMEX natural gas price were $55.59 per Bbl and $2.63 per MMBtu, respectively.

Historically, and during the year ended December 31, 2018, we derived a significant portion of our total natural gas revenues from the value of the natural gas liquids contained in our natural gas, with the remaining portion coming from the value of the dry natural gas residue. Because of our liquids-rich natural gas stream, and the related value of the natural gas liquids being included in our natural gas revenues, our realized natural gas price (excluding the effects of derivatives) reflected a price greater than the related NYMEX natural gas price for the year ended December 31, 2018. The average Mont Belvieu price for a blended barrel of natural gas liquids was $29.94 per Bbl, $25.06 per Bbl and $18.08 per Bbl during the years ended December 31, 2018, 2017 and 2016, respectively.

Potential cost inflation. Oilfield service and supply costs are also subject to supply and demand dynamics. As companies expand their drilling and development activities, the demand for third-party oilfield services and suppliers may also increase. As such, when commodity prices begin to trend upward, we expect demand for oilfield services and supplies to grow, and the costs of drilling, equipping and operating our wells and infrastructure could begin to rise. Our lease operating expenses per Boe increased during 2018 as compared to 2017, partially due to cost inflation resulting from these factors.

Recent Events

2019 capital budget. In October 2018, our board of directors approved our 2019 capital budget of up to $3.8 billion. With current commodity prices, we expect to spend between $2.8 billion and $3.0 billion on drilling and completion activity.

2019 dividends. On February 19, 2019, our board of directors declared a cash dividend of $0.125 per share for the first quarter of 2019. The total cash dividend, including cash dividend on unvested restricted stock awards, of $25 million is expected to be paid on March 29, 2019 to stockholders of record as of March 1, 2019.

Marketing contract.  Consistent with our strategy of diversifying our oil pricing, in January 2019, we entered into a firm sales agreement with a third-party purchaser. The purchaser provides an integrated transportation and marketing strategy, including ample dock capacity. The agreement has a term that ends five years after the startup of Cactus II Pipeline system and requires that we deliver 50,000 barrels of oil per day that will receive waterborne market pricing.

RSP Acquisition. On July 19, 2018, we completed the RSP Acquisition. Under the terms of the Agreement and Plan of Merger (the “Acquisition Agreement”), each share of RSP common stock was converted into 0.320 of a share of our common stock. We issued approximately 51 million shares of common stock at a price of $148.27 per share, resulting in total consideration paid to the former RSP shareholders of approximately $7.5 billion. Refer to Note 4 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding the RSP Acquisition.

Long-term debt. On July 2, 2018, we issued $1,600 million in aggregate principal amount of unsecured senior notes, consisting of $1,000 million in aggregate principal amount of 4.3% unsecured senior notes due 2028 (the “4.3% Notes”) and $600 million in aggregate principal amount of 4.85% unsecured senior notes due 2048 (the “4.85% Notes” and, together with the 4.3% Notes, the “Notes”). The net proceeds of approximately $1,579 million were used to redeem and cancel all of RSP’s outstanding $700 million aggregate principal amount of 6.625% unsecured senior notes due 2022 (the “RSP 2022 Notes”) and $450 million aggregate principal amount of 5.25% unsecured senior notes due 2025 (the “RSP 2025 Notes” and, together with the RSP 2022 Notes, the “RSP Notes”) and to repay a portion of the outstanding indebtedness under RSP’s existing credit facility. We repaid the remaining balance under RSP’s credit facility with borrowings under our Credit Facility, resulting in a total payoff of $1,773 million, which included the accrued interest and premiums on the RSP notes and other fees and expenses related to RSP’s credit facility.

Derivative Financial Instruments

Derivative financial instrument exposure.  At December 31, 2018, the fair value of our financial derivatives was a net asset of $695 million. Under the terms of our financial derivative instruments, we do not have exposure to potential “margin calls” on our financial derivative instruments. The terms of our Credit Facility do not allow us to offset amounts we may owe a lender against amounts we may be owed related to our financial instruments with such party.

New commodity derivative contracts. After December 31, 2018, we entered into derivative contracts to hedge additional amounts of estimated future production. Refer to Note 18 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding these commodity derivative contracts.

Results of Operations

The following table sets forth summary production and operating data for the years ended December 31, 2018, 2017 and 2016. The actual historical data in this table excludes results from the RSP Acquisition for periods prior to July 19, 2018 and the Reliance Acquisition for periods prior to October 2016. Because of normal production declines, increased or decreased drilling activities, fluctuations in commodity prices and the effects of acquisitions and divestitures, the historical information presented below should not be interpreted as being indicative of future results.

	Years Ended December 31,
	2018	2017	2016

Production and operating data:
Net production volumes:
Oil (MBbl)	61,251	43,472	33,840
Natural gas (MMcf)	208,326	161,089	127,481
Total (MBoe)	95,972	70,320	55,087

Average daily production volumes:
Oil (Bbl)	167,811	119,101	92,459
Natural gas (Mcf)	570,756	441,340	348,309
Total (Boe)	262,937	192,658	150,511

Average prices per unit:
Oil, without derivatives (Bbl)	$56.22	$48.13	$39.90
Oil, with derivatives (Bbl) (a)	$52.73	$49.93	$57.90
Natural gas, without derivatives (Mcf)	$3.40	$3.07	$2.23
Natural gas, with derivatives (Mcf) (a)	$3.37	$3.06	$2.36
Total, without derivatives (Boe)	$43.25	$36.78	$29.68
Total, with derivatives (Boe) (a)	$40.98	$37.88	$41.03

Operating costs and expenses per Boe: (b)
Oil and natural gas production	$6.14	$5.80	$5.81
Production and ad valorem taxes	$3.19	$2.82	$2.38
Gathering, processing and transportation	$0.58	$-	$-
Depreciation, depletion and amortization	$15.41	$16.29	$21.19
General and administrative	$3.25	$3.46	$4.09

(a)	Includes the effect of net cash receipts from (payments on) derivatives:

	Years Ended December 31,
(in millions)	2018	2017	2016

Net cash receipts from (payments on) derivatives:
Oil derivatives	$(213)	$79	$609
Natural gas derivatives	(5)	-	16
Total	$(218)	$79	$625

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

The following table presents selected production data for the fields that represent greater than 15 percent of our total proved reserves at December 31, 2018, 2017 and 2016:

		Year Ended December 31,
		2018	2017	2016

Production:
	Delaware Basin:
	Oil (MMBbl)	34	25	21
	Natural gas (Bcf)	130	103	80
	Total (MMBoe)	56	42	34
	Midland Basin:
	Oil (MMBbl)	21	11	6
	Natural gas (Bcf)	52	30	20
	Total (MMBoe)	30	16	9
	Yeso:
	Oil (MMBbl)	(a)	7	7
	Natural gas (Bcf)	(a)	28	27
	Total (MMBoe)	(a)	12	12

(a)	Represents less than 15% of our total proved reserves for the year indicated. The Yeso field is part of our Delaware Basin operating area.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Oil and natural gas revenues.  Oil and natural gas operating revenues were $4,151 million for the year ended December 31, 2018, an increase of $1,565 million (61 percent) from $2,586 million for 2017. This increase was primarily due to the increase in oil and natural gas production, partially due to the RSP Acquisition, as well as the increase in realized oil and natural gas prices (excluding the effects of derivative activities). Additionally, on January 1, 2018, we adopted ASC 606, which requires certain costs related to gathering, processing and transportation to be separately presented on the consolidated statements of operations. Prior to the adoption of ASC 606, these costs were generally accounted for as a deduction to revenue and included within total operating revenues on the consolidated statements of operations. We elected to use the modified retrospective approach for adopting ASC 606, and as such, prior period amounts have not been restated. See Note 2 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for more information regarding the adoption of ASC 606. Specific factors affecting oil and natural gas revenues include the following:

•          total oil production was 61,251 MBbl for the year ended December 31, 2018, an increase  of 17,779 MBbl  (41 percent) from 43,472 MBbl  for 2017;

•          average realized oil price (excluding the effects of derivative activities) was $56.22 per Bbl during the year ended December 31, 2018, an increase of 17 percent  from $48.13  per Bbl during 2017. For the year ended December 31, 2018, our crude oil price differential relative to NYMEX was $(8.59) per Bbl, or a realization of approximately 87 percent, as compared to a crude oil price differential relative to NYMEX of $(2.84) per Bbl, or a realization of approximately 94 percent, for 2017. The basis differential (referred to as the “Mid-Cush differential”) between the location of Midland, Texas and Cushing, Oklahoma (NYMEX pricing location) for our oil directly impacts our realized oil price. For the years ended December 31, 2018 and 2017, the average market Mid-Cush differential was a price reduction of $6.51 per Bbl and $0.30 per Bbl, respectively. Additionally, we incur fixed deductions from the posted Midland oil price based on the location of our oil within the Permian Basin. Our crude oil price differential relative to NYMEX excluding the Mid-Cush differential was $2.08 per Bbl for the year ended December 31, 2018, as compared to $2.54 per Bbl for the year ended December 31, 2017;

•          total natural gas production was 208,326 MMcf for the year ended December 31, 2018, an increase  of 47,237 MMcf  (29 percent) from 161,089 MMcf  for 2017; and

•          average realized natural gas price (excluding the effects of derivative activities) was $3.40 per Mcf during the year ended December 31, 2018, an increase of 11 percent  from $3.07 per Mcf during 2017. For the years ended December 31, 2018 and 2017, we realized approximately 111 percent and 102 percent, respectively, of the average NYMEX natural gas prices for the respective periods. Historically, and during the year ended December 31, 2018, we derived a significant portion of our total natural gas revenues from the value of the natural gas liquids contained in our natural gas, with the remaining portion coming from the value of the dry natural gas residue. Because of our liquids-rich natural gas stream and the related value of the natural gas liquids being included in our natural gas revenues, our realized natural gas price (excluding the effects of derivatives) reflected a price greater than the related NYMEX natural gas price for the year ended December 31, 2018. The increase in our realized natural gas price (excluding the effects of derivatives) as a percentage of NYMEX during the year ended December 31, 2018 as compared to 2017 was primarily due to an increase in the average Mont Belvieu price for a blended barrel of natural gas liquids. The average Mont Belvieu price for a blended barrel of natural gas liquids was $29.94 per Bbl and $25.06 per Bbl during the years ended December 31, 2018 and 2017, respectively. The increase in our realized natural gas price was also due to the adoption of ASC 606, as our natural gas realized price was $0.16 per Mcf higher than what it would have been under the previous revenue standard. However, the increase was partially offset by lower regional market prices for natural gas, in part due to the widening of the regional differentials. During the latter part of 2018, amid concerns of rising natural gas production relative to natural gas takeaway in the Permian Basin, the natural gas price differential increased significantly. For example, during the fourth quarter of 2018, we realized approximately 76 percent of the average NYMEX natural gas prices.

Oil and natural gas production expenses.  The following table provides the components of our oil and natural gas production expenses for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
	2018		2017
		Per		Per
(in millions, except per unit amounts)	Amount	Boe	Amount	Boe

Lease operating expenses	$553	$5.76	$387	$5.50
Workover costs	37	0.38	21	0.30
Total oil and natural gas production expenses	$590	$6.14	$408	$5.80

Lease operating expenses were $553 million ($5.76 per Boe) for the year ended December 31, 2018, which was an increase of $166 million (43 percent) from $387 million ($5.50 per Boe) for the year ended December 31, 2017. The increase in lease operating expenses was primarily the result of increased production activities due to (i) additional wells successfully drilled and completed (ii) additional wells added from acquisitions, primarily the RSP Acquisition and (iii) overall increased cost of services. The increase in lease operating expenses per Boe was primarily due to the increase in lease operating expenses noted above, partially offset by an increase in production.

Workover costs were $37 million ($0.38 per Boe) for the year ended December 31, 2018, which was an increase of $16 million from $21 million ($0.30 per Boe) during 2017. The increase in workover costs during the year ended December 31, 2018 as compared to 2017 was primarily due to increased workover activity and higher cost of services. The increase in workover costs per Boe was primarily due to the increase in workover costs noted above, partially offset by an increase in production.

Production and ad valorem taxes.  The following table provides the components of our production and ad valorem tax expenses for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
	2018		2017
		Per		Per
(in millions, except per unit amounts)	Amount	Boe	Amount	Boe

Production taxes	$272	$2.84	$181	$2.58
Ad valorem taxes	33	0.35	18	0.24
Total production and ad valorem taxes	$305	$3.19	$199	$2.82

Production taxes per unit of production were $2.84 per Boe during the year ended December 31, 2018, an increase of 10 percent from $2.58 per Boe during 2017. Over the same period, our revenue per Boe (excluding the effects of derivatives) increased 18 percent. The increase in production taxes per unit of production was directly related to the increase in oil and natural gas sales, partially offset by a higher percentage of our total production originating in Texas, which has a lower tax rate than New Mexico. Production taxes fluctuate with the market value of our production sold, while ad valorem taxes are generally based on the valuation of our oil and natural gas properties at the beginning of the year, which vary across the different areas in which we operate. Ad valorem taxes increased by $15 million primarily due to additional wells drilled and completed, new wells acquired in the RSP Acquisition and an increase in property values. The increase in ad valorem taxes per Boe was primarily due to an increase in property values.

Gathering, processing and transportation costs. The following table shows the gathering, processing and transportation costs for the year ended December 31, 2018:

	Year Ended
	December 31, 2018
		Per
(in millions, except per unit amounts)	Amount	Boe

Gathering, processing and transportation costs	$55	$0.58

Gathering, processing and transportation costs were $55 million ($0.58 per Boe) for the year ended December 31, 2018. On January 1, 2018, we adopted ASC 606, which requires certain amounts related to gathering, processing and transportation costs to be separately presented on the consolidated statements of operations. Prior to the adoption of ASC 606, the majority of these costs were accounted for as a deduction to revenue and included within total operating revenues on the consolidated statements of operations. We have elected to use the modified retrospective approach for adopting ASC 606, and as such, prior period amounts have not been restated. In addition, our gathering, processing and transportation costs are impacted by production volumes and fixed costs associated with certain contracts.

Exploration and abandonments expense. The following table provides the components of our exploration and abandonments expense for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
(in millions)	2018	2017

Geological and geophysical	$12	$13
Leasehold abandonments	35	27
Other	18	19
Total exploration and abandonments	$65	$59

Our geological and geophysical expense for the periods presented above primarily consists of the costs of acquiring and processing geophysical data and core analysis.

For the years ended December 31, 2018 and 2017, we recorded approximately $35 million and $27 million, respectively, of leasehold abandonments. Our leasehold abandonments for the year ended December 31, 2018 and 2017 were primarily related to certain expiring acreage and acreage where we had no future plans to drill.

Our other expense for the periods presented above primarily consists of surface and title costs on locations we no longer intend to drill, certain plugging costs and delay rentals.

Depreciation, depletion and amortization expense.  The following table provides components of our depreciation, depletion and amortization expense for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
	2018		2017
		Per		Per
(in millions, except per unit amounts)	Amount	Boe	Amount	Boe

Depletion of proved oil and natural gas properties	$1,453	$15.14	$1,122	$15.95
Depreciation of other property and equipment	22	0.23	21	0.29
Amortization of intangible assets	3	0.04	3	0.05
Total depletion, depreciation and amortization	$1,478	$15.41	$1,146	$16.29

Oil price used to estimate proved oil reserves at period end	$62.04		$47.79
Natural gas price used to estimate proved natural gas reserves at period end	$3.10		$2.98

Depletion of proved oil and natural gas properties was $1,453 million ($15.14 per Boe) for the year ended December 31, 2018, an increase of $331 million (30 percent) from $1,122 million ($15.95 per Boe) for 2017. The increase in depletion expense was primarily due to an increase in production, partially offset by a lower depletion rate per Boe. The decrease in depletion expense per Boe was primarily due to the increase in proved reserves due to our successful exploratory drilling program, cost reductions and higher oil prices, partially offset by the RSP Acquisition.

General and administrative expenses.  The following table provides components of our general and administrative expenses for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
	2018		2017
		Per		Per
(in millions, except per unit amounts)	Amount	Boe	Amount	Boe

General and administrative expenses	$248	$2.58	$200	$2.85
Less: Operating fee reimbursements	(19)	(0.19)	(16)	(0.24)
Non-cash stock-based compensation	82	0.86	60	0.85
Total general and administrative expenses	$311	$3.25	$244	$3.46

General and administrative expenses were approximately $311 million ($3.25 per Boe) for the year ended December 31, 2018, an increase of $67 million (27 percent) from $244 million ($3.46 per Boe) for 2017. The increase in cash general and administrative and non-cash stock-based compensation expenses was primarily driven by the increase in employee headcount. The decrease in total general and administrative expenses per Boe was primarily the result of increased production, partially offset by the increase in total general and administrative expenses noted above.

We receive fees for the operation of jointly-owned oil and natural gas properties during the drilling and production phases and record such reimbursements as reductions of general and administrative expenses in the consolidated statements of operations. We earned reimbursements of approximately $19 million and $16 million during the years ended December 31, 2018 and 2017, respectively.

Gain (loss) on derivatives.  The following table sets forth the gain (loss) on derivatives for the years ended December 31, 2018 and 2017:

	Years Ended
	December 31,
(in millions)	2018	2017

Gain (loss) on derivatives:
Oil derivatives	$848	$(172)
Natural gas derivatives	(16)	46
Total	$832	$(126)

The following table represents our net cash receipts from (payments on) derivatives for the years ended December 31, 2018 and 2017:

	Years Ended
	December 31,
(in millions)	2018	2017

Net cash receipts from (payments on) derivatives:
Oil derivatives	$(213)	$79
Natural gas derivatives	(5)	-
Total	$(218)	$79

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

Gain on disposition of assets, net. During the years ended December 31, 2018 and 2017, we recognized a non-cash net gain on disposition of assets of approximately $800 million and $678 million respectively. The net gain during 2018 was primarily due to (i) a gain of approximately $575 million related to our February 2018 acquisition and divestiture primarily in the Midland Basin, (ii) a gain of approximately $134 million related to our Delaware Basin divestiture in January 2018 and (iii) a gain of approximately $79 million related to the contribution of certain infrastructure assets in the southern portion of our Delaware Basin to WaterBridge in December 2018. See Note 2 of the Notes to Consolidated Financial Statements included in “Item 8. Financials Statements and Supplementary Data” for additional information regarding our transaction with WaterBridge. In addition, during 2018, we completed multiple nonmonetary transactions that included the exchange of both proved and unproved oil and natural gas properties. Certain of these transactions were accounted for at fair value, and as a result, we recorded pre-tax gains of approximately $15 million.

In February 2017, we closed on the divestiture of our ownership interest in ACC. After adjustments for debt and working capital, we received cash proceeds from the sale of approximately $801 million. After direct transaction costs, we recorded a pre-tax gain on disposition of assets of approximately $655 million. Our net investment in ACC at the time of closing was approximately $129 million.

See Note 5 of the Notes to Consolidated Financial Statements included in “Item 8. Financials Statements and Supplementary Data” for additional information regarding our significant divestitures and nonmonetary transactions.

Interest expense.  The following table sets forth interest expense, weighted average interest rates and weighted average debt balances for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
(in millions)	2018	2017

Interest expense, as reported	$149	$146
Capitalized interest	8	3
Interest expense, excluding impact of capitalized interest	$157	$149

Weighted average interest rate – Credit Facility	4.5%	3.5%
Weighted average interest rate – senior notes	4.3%	5.0%
Total weighted average interest rate	4.3%	5.0%

Weighted average Credit Facility balance	$172	$100
Weighted average senior notes balance	3,195	2,658
Total weighted average debt balance	$3,367	$2,758

The increase in interest expense was due to the increase in the weighted average debt balance, partially offset by the decrease in the weighted average interest rate and an increase in capitalized interest. The increase in the weighted average debt balance was due primarily to the Notes issued in connection with the RSP Acquisition.

Loss on extinguishment of debt.   We recorded a loss on extinguishment of debt of $66 million for the year ended December 31, 2017. This amount includes: (i) approximately $36 million associated with the premium paid for the cash tender offer (“Tender Offer”) and redemption of the 5.5% unsecured senior notes due 2022 (the “5.5% Notes”), approximately $25 million associated with the make-whole premium paid for the early extinguishment of the 5.5% Notes, approximately $21 million of unamortized deferred loan costs and approximately $2 million of additional interest on the 5.5% Notes to October 13, 2017, which was paid in September 2017, reduced by approximately $19 million of unamortized premium; and (ii) approximately $1 million representing the proportional amount of unamortized deferred loan costs associated with banks that are no longer in our Credit Facility syndicate as a result of the April 2017 amendment to our Credit Facility.

Other income, net. During the year ended December 31, 2018, we recorded other income of approximately $108 million primarily related to a cash distribution received from Oryx. See Note 2 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding this distribution.

Income tax provisions.  For the year ended December 31, 2018, we recorded income tax expense of approximately $603 million. For the year ended December 31,  2017, we recorded an income tax benefit of approximately $75 million, which includes the $398 million provisional income tax benefit that was recognized as a result of the favorable income tax rate change enacted through the TCJA in December 2017.  At December 31, 2018, the Company completed its accounting for all of the enactment-date tax effects of the TCJA and recognized an adjustment to this provisional amount of approximately $7 million primarily related to the deductibility of certain performance-based compensation expenses.

The effective income tax rates for the years ended December 31, 2018 and 2017 were 21 percent and (9) percent, respectively. Our 2018 effective tax rate more closely aligns with the 21 percent federal statutory rate enacted by the TCJA while our 2017 effective tax rate reflects the $398 million income tax benefit recognized due to the decrease in the federal income tax rate from 35 percent to 21 percent enacted by the TCJA.

We evaluate changes to our industry, production, market conditions and changes in our forecasted drilling plan by tax jurisdiction. Our material state tax jurisdictions include Texas and New Mexico. In July 2018, as part of the RSP Acquisition, we acquired property primarily located in Texas. As such, we identified a slight shift in our projected future apportionment between New Mexico and Texas for the year ended December 31, 2018. As a result, we recognized a state deferred tax benefit of approximately $8 million for the year ended December 31, 2018. We did not identify a shift in our projected future apportionment for the year ended December 31, 2017.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Oil and natural gas revenues.  Oil and natural gas operating revenues were $2,586 million for the year ended December 31, 2017, an increase of $951 million (58 percent) from $1,635 million for 2016. This increase was primarily due to the increase in oil and natural gas production as well as the increase in realized oil and natural gas prices (excluding the effects of derivative activities). Specific factors affecting oil and natural gas revenues include the following:

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

Lease operating expenses were $387 million ($5.50 per Boe) for the year ended December 31, 2017, which was an increase of $86 million (29 percent) from $301 million ($5.46 per Boe) for the year ended December 31, 2016. The increase in lease operating expenses was primarily due to (i) increased production associated with our wells successfully drilled and completed in 2016 and 2017, (ii) our acquisitions during the fourth quarter of 2016 and during 2017, particularly the Reliance Acquisition and our Midland Basin acquisition, whose associated properties incur higher lease operating expense per Boe than our legacy assets and (iii) increased cost of services.

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

Our exploratory dry hole costs during the year ended December 31, 2016 were primarily related to an uneconomic well in the Delaware Basin that was attempting to establish commercial production through testing of multiple zones. We did not recognize any exploratory dry hole costs during the year ended December 31, 2017.

For the years ended December 31, 2017 and 2016, we recorded approximately $27 million and $50 million, respectively, of leasehold abandonments. For the year ended December 31, 2017, our abandonments were primarily in the Delaware Basin related to acreage expiring and acreage where we have no future plans to drill. For the year ended December 31, 2016, our abandonments were primarily in the Delaware Basin related to (i) drilling locations that, based on multiple factors, were no longer likely to be drilled, (ii) acreage with no future development plans and (iii) expiring acreage.

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

Depletion of proved oil and natural gas properties was $1,122 million ($15.95 per Boe) for the year ended December 31, 2017, a decrease of $23 million (2 percent) from $1,145 million ($20.79 per Boe) for 2016. The decrease in depletion expense was primarily due to a lower depletion rate per Boe partially offset by an increase in production. The decrease in depletion expense per Boe was primarily due to (i) lower drilling and completion costs per Boe of proved developed reserves added, (ii) an overall increase in proved reserves primarily caused by our successful exploratory drilling program, the Reliance Acquisition as well as other acquisitions, and higher commodity prices, partially offset by decreased proved reserves caused by reclassification of proved undeveloped reserves to unproved reserves because they were no longer expected to be developed within five years of the date of their initial recognition and (iii) a non-cash impairment charge of approximately $1.5 billion recorded in the first quarter of 2016.

Impairments of long-lived assets.  We did not recognize an impairment charge during the year ended December 31, 2017. During the three months ended March 31, 2016, we recognized a non-cash impairment charge of approximately $1.5 billion. The impairment during the three months ended March 31, 2016 was primarily due to a decline in NYMEX strip prices, which resulted in the carrying amount of our Yeso field in the Delaware Basin to exceed the expected undiscounted future net cash flows of the field. Our estimates of commodity prices for purposes of determining the estimated fair value at March 31, 2016 ranged from a 2016 price of $41.26 per barrel of oil and $2.26 per Mcf of natural gas to a 2023 price of $66.33 per barrel of oil and $3.56 per Mcf of natural gas. Commodity prices for this purpose were held flat after 2023. See Note 2 and Note 8 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information on impairments of long-lived assets.

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

Gain on disposition of assets, net. During the years ended December 31, 2017 and 2016, we recognized a gain on disposition of assets of approximately $678 million and $118 million, respectively. In February 2017, we closed on the divestiture of our ownership interest in ACC. After adjustments for debt and working capital, we received cash proceeds from the sale of approximately $801 million. After direct transaction costs, we recorded a pre-tax gain on disposition of assets of approximately $655 million. Our net investment in ACC at the time of closing was approximately $129 million. In February 2016, we sold certain assets in the Delaware Basin for proceeds of approximately $292 million and recognized a pre-tax gain of approximately $110 million.

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

The decrease in interest expense was due to the decrease in the weighted average debt balance and the weighted average interest rate. Our weighted average debt balance decreased for the year ended December 31, 2017 as compared to 2016 primarily due to (i) the satisfaction and discharge of the 6.5% unsecured senior notes due 2022 (the “6.5% Notes”) in December 2016, (ii) the redemption of the 7.0% unsecured senior notes due 2021 (the “7.0% Notes”) in September 2016 and (iii) the repurchases and redemption of the 5.5% Notes in September 2017, partially offset by (i) the issuance of the 4.375% unsecured senior notes due 2025 (the “4.375% Notes”) in December 2016, (ii) the issuance of the 3.75% unsecured senior notes due 2027 (the “3.75% Notes”) and the 4.875% unsecured senior notes due 2047 (the “4.875% Notes” and, together with the 3.75% Notes, the “2017 Notes”) and (iii) an increase in borrowings under our Credit Facility. The decrease in interest expense was due to the overall decrease in the weighted average debt balance and an increase in capitalized interest.

Loss on extinguishment of debt.   We recorded a loss on extinguishment of debt of $66 million for the year ended December 31, 2017. This amount includes: (i) approximately $36 million associated with the premium paid for the cash tender offer, approximately $25 million associated with the make-whole premium paid for the early extinguishment of the 5.5% Notes, approximately $21 million of unamortized deferred loan costs and approximately $2 million of additional interest on the 5.5% Notes to October 13, 2017, which was paid in September 2017, reduced by approximately $19 million of unamortized premium; and (ii) approximately $1 million representing the proportional amount of unamortized deferred loan costs associated with banks that are no longer in our Credit Facility syndicate as a result of the April 2017 amendment to our Credit Facility.

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

Income tax provisions.  For the year ended December 31, 2017, we recorded an income tax benefit of $75 million, which included discrete provisional income tax benefits of approximately $398 million related to the enactment of the TCJA and $6 million related to stock-based awards recorded in the income tax provision pursuant to Accounting Standards Update No. 2016-09, “Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-based Payment Accounting” adopted on January 1, 2017. For the year ended December 31, 2016, we recorded an income tax benefit of $876 million primarily due to having a loss before income taxes.

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

We evaluate changes to our industry, production, market conditions and changes in our forecasted drilling plan by tax jurisdiction. Our material state tax jurisdictions include Texas and New Mexico. In February 2017, we sold our ownership interest in ACC, which consisted of property in both Texas and New Mexico, and in April 2017, we completed an acquisition of assets in the Delaware Basin. We have considered these and other factors and did not identify a shift in our projected future apportionment between New Mexico and Texas for the year ended December 31, 2017. In October 2016, we purchased

Texas-based assets in the Reliance Acquisition for approximately $1.7 billion, which caused a shift in our projected future apportionment from New Mexico to Texas, which has a lower statutory state tax rate than New Mexico. As such, we recognized an overall state deferred tax benefit of approximately $21 million for the year ended December 31, 2016.

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

Oil and natural gas properties. Our costs incurred on oil and natural gas properties, excluding acquisitions, during the years ended December 31, 2018, 2017 and 2016 totaled $2.6  billion, $1.7 billion and $1.2 billion, respectively. The increase was primarily due to our increased drilling and completion activity level during 2018 as compared to 2017 and 2016. Our intent is to manage our capital spending to be within our operating cash flow, excluding unbudgeted acquisitions. The primary reason for the differences in costs incurred and cash flow expenditures was the timing of payments. Total 2018 expenditures were primarily funded in part from cash flows from operations and proceeds from our January 2018 Delaware Basin divestitures.

2019 capital budget.  In October 2018, our board of directors approved our 2019 capital budget of up to $3.8 billion. With current commodity prices, we expected to spend between $2.8 billion and $3.0 billion on drilling and completion activity.

2019 dividends. On February 19, 2019, our board of directors declared a cash dividend of $0.125 per share for the first quarter of 2019. The total cash dividend, including cash dividend on unvested restricted stock awards, of $25 million is expected to be paid on March 29, 2019 to stockholders of record as of March 1, 2019. We intend to continue to pay a quarterly dividend of $0.125 in the future, however, any payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that our board of directors deems relevant.

Other than the customary purchase of leasehold acreage, our capital budgets are exclusive of acquisitions. We do not have a specific acquisition budget because the timing and size of acquisitions are difficult to forecast. We evaluate opportunities to purchase or sell oil and natural gas properties in the marketplace and could participate as a buyer or seller of properties at various times. We seek to acquire oil and natural gas properties that provide opportunities for the addition of reserves and production through a combination of development, high-potential exploration and control of operations that will allow us to apply our operating expertise, such as the RSP Acquisition.

Acquisitions. The following table reflects our expenditures for acquisitions of proved and unproved properties for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
(in millions)	2018	2017	2016

Property acquisition costs:
Proved	$4,136	$303	$982
Unproved	3,617	905	1,154
Total property acquisition costs (a)	$7,753	$1,208	$2,136

(a)

Included in the property acquisition costs above are budgeted unproved leasehold acreage acquisitions of approximately $51 million, $52 million and $30 million for the years ended December 31, 2018, 2017 and 2016, respectively. Our unbudgeted acquisitions during 2018 were primarily comprised of approximately $7.6 billion of property acquisition costs related to the RSP Acquisition. Our unbudgeted acquisitions during 2017 were primarily comprised of approximately $1.1 billion of property acquisition costs related to our Midland Basin and Delaware Basin acquisitions. Our unbudgeted acquisitions during 2016 were primarily comprised of approximately $2.1 billion of property acquisition costs related to the Reliance Acquisition and Delaware Basin acquisition.

Contractual obligations. We had the following contractual obligations at  December 31, 2018:

	Payments Due by Period
		Less than	1 - 3	3 - 5	More than
(in millions)	Total	1 year	years	years	5 years

Long-term debt (a)	$4,242	$-	$-	$242	$4,000
Cash interest expense on debt (b)	2,991	256	372	354	2,009
Asset retirement obligations (c)	179	11	13	3	152
Employment agreements with officers (d)	9	9	-	-	-
Purchase obligations (e)	442	88	155	69	130
Operating lease obligations	40	14	22	3	1
Total contractual obligations (f)	$7,903	$378	$562	$671	$6,292

(a)    See Note 10 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for information regarding future interest payment obligations on our long-term debt. The amounts included in the table above represent principal maturities only.

(b)    Cash interest expense on our senior notes is estimated assuming no principal repayment until their maturity dates. Also included in the “Less than 1 year” column is accrued interest at December 31, 2018 of approximately $70 million. At December 31, 2018, we had variable-rate debt outstanding under our Credit Facility of $242 million.

(c)     Amounts represent costs related to expected oil and natural gas property abandonments, net of any future accretion.

(d)    Represents amounts of cash compensation we are obligated to pay to our officers under employment agreements assuming such employees continue to serve the entire term of their employment agreement and their cash compensation is not adjusted.

(e)    Relates to purchase agreements we have entered into including daywork drilling contracts, water commitment agreements, throughput volume delivery commitments, fixed and variable power commitments, fixed asset commitments and maintenance commitments.

(f)     The amounts above do not include the liability for unrecognized tax benefits. See Note 12 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information.

____________________________________________________________________________________________________

Off-balance sheet arrangements. Currently, we do not have any material off-balance sheet arrangements.

Capital resources. Our primary sources of liquidity have been cash flows generated from (i) operating activities, (ii) borrowings under our Credit Facility, (iii) proceeds from bond and equity offerings and (iv) asset dispositions. In October 2018, our board of directors approved our 2019 capital budget of up to $3.8 billion. With current commodity prices, we expect to spend between $2.8 billion and $3.0 billion on drilling and completion activity.

The following table summarizes our changes in cash and cash equivalents for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
(in millions)	2018	2017	2016

Net cash provided by operating activities	$2,558	$1,695	$1,384
Net cash used in investing activities	(2,216)	(1,719)	(2,225)
Net cash provided by (used in) financing activities	(342)	(29)	665
Net decrease in cash and cash equivalents	$-	$(53)	$(176)

Cash flow from operating activities. The increase in operating cash flows during the year  ended December 31, 2018 as compared to 2017 was primarily due to an increase in oil and natural gas revenues of approximately $1.6 billion, partially offset by (i) a decrease in operating cash flow of approximately $297 million due to approximately $218 million for settlements paid on derivatives during the year ended December 31, 2018, as compared to approximately $79 million in settlements received from derivatives during 2017, (ii) approximately $182 million increase in production expense and (iii) approximately $106 million increase in production tax expense.

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

Our net cash provided by operating activities included a benefit of approximately $4 million, a reduction of approximately $23 million and a reduction of approximately $51 million for the years  ended December 31, 2018, 2017 and 2016, respectively, associated with changes in working capital items. Changes in working capital items adjust for the timing of receipts and payments of actual cash.

Cash flow from investing activities. Our investing activities consist primarily of drilling and completion activity, acquisitions and divestitures. The primary reason for the differences in costs incurred on oil and natural gas properties, including acquisitions, and cash flow expenditures is the timing of payments and the issuances of shares of common stock to fund certain acquisitions.

For the year ended December 31, 2018, our net cash used in investing activities was approximately $2.2 billion, which consisted primarily of our investment of approximately $2.5 billion for additions to oil and natural gas properties and approximately $136 million of oil and natural gas property acquisitions, partially offset by (i) approximately $361 million of proceeds received from the disposition of certain assets and (ii) a $148 million distribution received from Oryx, one of our equity method investments. The total distribution from Oryx was approximately $157 million, of which approximately $9 million represented cumulative Oryx earnings and was classified as cash flow from operating activities, while the remaining amount of approximately $148 million was classified as cash flow from investing activities. The 2018 expenditures were primarily funded with cash flows from operations.

For the year ended December 31, 2017, our net cash used in investing activities was approximately $1.7 billion, which consisted primarily of our investment of approximately $1.6 billion for additions to oil and natural gas properties and approximately $908 million of oil and natural gas property acquisitions. This was partially offset by approximately $803 million of proceeds received from the disposition of certain assets. The 2017 expenditures were primarily funded in part from (i) cash flows from operations, (ii) proceeds from our February 2017 divestiture of ACC and (iii) our issuance of approximately 2.2 million shares of common stock related to our Delaware Basin acquisition.

For the year ended December 31, 2016, our net cash used in investing activities was approximately $2.2 billion, which consisted primarily of our investment of approximately $1.0 billion for additions to oil and natural gas properties and approximately $1.4 billion of oil and natural gas property acquisitions. This was partially offset by approximately $332 million of proceeds received from the disposition of certain assets. The 2016 expenditures were funded in part from (i) proceeds from our February 2016 divestiture, (ii) our issuance of approximately 2.2 million shares of common stock related to our March 2016 acquisition, (iii) proceeds from our August 2016 equity offering and (iv) our issuance of approximately 3.9 million shares of common stock related to the Reliance Acquisition.

Cash flow from financing activities.  For the year ended December 31, 2018, our net cash used in financing activities was approximately $342  million. In July 2018, we issued $1,600 million in aggregate principal amount of the Notes, for which we received net proceeds of approximately $1,579 million. We used the net proceeds to redeem and cancel the RSP Notes. We made aggregate payments of approximately $1.2 billion to redeem and cancel the RSP Notes, including make-whole call premiums of approximately $35 million and $33 million for the RSP 2022 Notes and the RSP 2025 Notes, respectively. We also paid accrued interest of approximately $14 million on the RSP Notes. The remaining proceeds, along with borrowings under our Credit Facility, were used to repay the $540 million of outstanding principal under RSP’s revolving credit facility, including $1 million in accrued interest. We also made net payments of $80 million on our Credit Facility during 2018.

For the year ended December 31, 2017, our net cash used in financing activities was approximately $29 million. In September 2017, we issued $1,800 million in aggregate principal amount of the 2017 Notes, for which we received net proceeds of approximately $1,777 million. We used the net proceeds from the offering, together with cash on hand and borrowings under our Credit Facility, to fund the (i) Tender Offer of $1,232 million principal amount of the 5.5% Notes at a price equal to 102.934 percent of par and (ii) redemption of our remaining obligations of the $918 million outstanding principal amount under the indentures of the 5.5% Notes at a price equal to 102.75 percent of par. The early extinguishment price included approximately $36 million associated with the premium paid for the Tender Offer, approximately $25 million for the make-whole premium paid for the early extinguishment of the 5.5% Notes and approximately $2 million for prepaid interest as part of the satisfaction and discharge. We also had net borrowings of $322 million under our Credit Facility during 2017.

For the year ended December 31, 2016, our net cash provided by financing activities was approximately $665 million primarily due to the following activities:

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

•          In December 2016, we issued $600 million in aggregate principal amount of 4.375% senior notes due 2025 at par, for which we received net proceeds of approximately $593 million. We used the net proceeds from the offering to fund the satisfaction and discharge of our obligations under the indenture of the $600 million outstanding principal amount of the 6.5% Notes at a price equal to 103.25 percent of par. The early extinguishment price included the make-whole premium of $20 million.

In April 2017, we amended our Credit Facility to decrease our unused lender commitments. In September 2017, we elected to enter into an Investment Grade Period under our Credit Facility, which had the effect of releasing all collateral formerly securing our Credit Facility. If the Investment Grade Period under our Credit Facility terminates (whether automatically or by our election), our Credit Facility will once again be secured by a first lien on substantially all of our oil and natural gas properties and by a pledge of the equity interests in our subsidiaries. At December 31, 2018, we had unused commitments under our Credit Facility of $1.8  billion.

Advances on our Credit Facility bear interest, at our option, based on: (i) an alternative base rate, which is equal to the highest of (a) the prime rate of JPMorgan Chase Bank (5.5 percent at December 31, 2018), (b) the federal funds effective rate plus 0.5 percent and (c) LIBOR plus 1.0 percent; or (ii) LIBOR. The Credit Facility’s interest rates and commitment fees on the unused portion of the available commitment vary depending on our credit ratings from Moody’s and S&P. At our current credit ratings, LIBOR Rate Loans and Alternate Base Rate Loans bear interest margins of 150 basis points and 50 basis points per annum, respectively, and commitment fees on the unused portion of the available commitment are 25 basis points per annum.

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

Liquidity. Our principal source of liquidity is the available borrowing capacity under our Credit Facility. At December 31, 2018, our commitments from our bank group were $2.0 billion of which $1.8 billion was unused commitments.

Debt ratings.  We receive debt credit ratings from S&P, Moody’s and Fitch and are designated as investment grade with all three agencies. In determining our ratings, the agencies perform regular reviews and consider a number of qualitative and quantitative factors including, but not limited to, the industry in which we operate, production growth opportunities, liquidity, debt levels and asset and reserve mix.

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

Book capitalization and current ratio.  Our net book capitalization at December 31, 2018 was $23.0 billion, consisting of debt of $4.2 billion and stockholders’ equity of $18.8 billion. Our net book capitalization at December 31, 2017 was $11.6 billion, consisting of debt of $2.7 billion and stockholders’ equity of $8.9 billion. Our ratio of net debt to net book capitalization was 18 percent and 23 percent at December 31, 2018 and 2017, respectively. Our ratio of current assets to current liabilities was 1.04 to 1.0 at December 31, 2018 as compared to 0.51 to 1.0 at December 31, 2017.

Inflation and changes in prices. Our revenues, the value of our assets and our ability to obtain bank financing or additional capital on attractive terms have been and will continue to be affected by changes in commodity prices and the costs to produce our reserves. Commodity prices are subject to significant fluctuations that we are unable to control or predict. During the year ended December 31, 2018, we received an average of $56.22 per barrel of oil and $3.40 per Mcf of natural gas before consideration of commodity derivative contracts compared to $48.13 and $39.90 per barrel of oil and $3.07 and $2.23 per Mcf of natural gas in the years ended December 31, 2017 and 2016, respectively. Although certain of our costs are affected by general inflation, inflation does not normally have a significant effect on our business.

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

In management’s opinion, the more significant reporting areas impacted by management’s judgments and estimates are the choice of accounting method for oil and natural gas activities, oil and natural gas reserve estimation, asset retirement obligations, impairment of long-lived assets, valuation of stock-based compensation, valuation of business combinations, accounting and valuation of nonmonetary transactions, goodwill impairment, litigation and environmental contingencies, valuation of financial derivative instruments, uncertain tax positions and income taxes. Management’s judgments and estimates in these areas are based on information available from both internal and external sources, including engineers, geologists and historical experience in similar matters. Actual results could differ from the estimates as additional information becomes known.

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

Oil and Natural Gas Reserves and Standardized Measure of Discounted Net Future Cash Flows

This report presents estimates of our proved reserves as of December 31, 2018, which have been prepared and presented in accordance with SEC guidelines. The pricing that was used for estimates of our reserves as of December 31, 2018 was based on the 12-month unweighted average of the first-day-of-the-month WTI posted price of $62.04 per Bbl for oil and Henry Hub spot natural gas price of $3.10 per MMBtu for natural gas.

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

It should not be assumed that the Standardized Measure included in this report as of December 31, 2018 is the current market value of our estimated proved reserves. In accordance with SEC requirements, we based the 2018 Standardized Measure on the 12-month unweighted average of the first-day-of-the-month pricing for oil and natural gas and prevailing costs on the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs utilized in the estimate. See “Item 1A. Risk Factors” and “Item 2. Properties” for additional information regarding estimates of proved reserves.

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

Impairment of Long-Lived Assets

All of our long-lived assets are monitored for potential impairment when circumstances indicate that the carrying value of an asset may be greater than management’s estimates of its future net cash flows, including cash flows from proved reserves, risk-adjusted probable and possible reserves, and integrated assets. If the carrying value of the long-lived assets exceeds the sum of estimated undiscounted future net cash flows, an impairment loss is recognized for the difference between the estimated fair value and the carrying value of the assets. The evaluations involve a significant amount of judgment since the results are based on estimated future events, such as future sales prices for oil and natural gas, future costs to produce these products, estimates of future oil and natural gas reserves to be recovered and the timing thereof, the economic and regulatory climates, cash flows from integrated assets and other factors. The need to test an asset for impairment may result from significant declines in sales prices or downward revisions in estimated quantities of oil and natural gas reserves. Any assets held for sale are reviewed for impairment when we approve the plan to sell. Estimates of anticipated sales prices are highly judgmental and subject to material revision in future periods. At December 31, 2018, our estimates of commodity prices for purposes of determining undiscounted future cash flows, which are based on the NYMEX strip, ranged from a 2019 price of $47.09 per barrel of oil increasing to a 2025 price of $53.10 per barrel of oil. Natural gas prices ranged from a 2019 price of $2.78 per Mcf of natural gas decreasing to a 2021 price of $2.61 per Mcf then rising to a 2025 price of $2.90 per Mcf of natural gas. Both oil and natural gas commodity prices for this purpose were held flat after 2025. We did not recognize an impairment charge during the year ended December 31, 2018.

It is reasonably possible that the estimates of undiscounted future net cash flows of our long-lived assets may change in the future resulting in the need to impair carrying values. We estimate that if the future oil and natural gas prices used in this analysis, and noted above, would have been approximately 10 percent lower at December 31, 2018 with no other changes in capital costs, operating costs, price differentials or reserve performance curves, the carrying amount of our Yeso field would have exceeded the expected undiscounted future net cash flow and an impairment of approximately $800 million would have been recorded. The impairment would have been the result of certain downward revisions to our proved reserves in the Yeso field during 2018. Other assumptions such as operating costs, well and reservoir performance, severance and ad valorem taxes and operating and development plans would likely change given a change in oil and natural gas prices. However, we did not estimate the correlation between these assumptions and any estimated commodity price change, and these and other assumptions may worsen or partially mitigate some of the effects of a reduction in commodity prices, including the ultimate impact and amount of any potential impairment charge. As a result, we are unable to predict with certainty whether or not a decline in commodity prices alone will or will not cause us to recognize an impairment charge in a particular field or the magnitude of any such impairment charge. We additionally note that there may be changes to both drilling and completion designs that affect the volume curves, capital costs estimates and the amount of proved undeveloped locations that can be recorded, each of which will affect management’s estimates of future cash flows. See Notes 2 and 8 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information on impairments of long-lived assets.

Unproved oil and natural gas properties are periodically assessed for impairment by considering future drilling and exploration plans, results of exploration activities, commodity price outlooks, planned future sales and expiration of all or a portion of the projects. During the years ended December 31, 2018, 2017 and 2016, we recognized expense of approximately $35 million, $27  million and $50  million, respectively, related to abandoned and expiring acreage, which is included in exploration and abandonments expense in the accompanying consolidated statements of operations.

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

Estimated fair values assigned to assets acquired can have a significant effect on results of operations in the future. A higher fair value assigned to a property results in a higher depletion expense, which results in lower net earnings. Fair values are based on estimates of future commodity prices, reserves quantities, operating expenses and development costs. This increases the likelihood of impairment if future commodity prices or reserves quantities are lower than those originally used to determine fair value or if future operating expenses or development costs are higher than those originally used to determine fair value. Impairment would have no effect on cash flows but would result in a decrease in net income for the period in which the impairment is recorded. Historically, we have had no material revisions to valuations of business combinations once the valuation estimate was finalized.

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

Goodwill Impairment

Goodwill is not amortized but assessed for impairment on an annual basis, or more frequently if indicators of impairment exist. Impairment tests, which involve the use of estimates related to the fair market value of the business operations with which goodwill is associated, is performed as of July 1 of each year. As we operate as a single operating segment and a single reporting unit, we evaluate goodwill for impairment based on an evaluation of the fair value of the company as a whole. There is considerable judgment involved in estimating fair values, including, among other things, determining the control premium when using the market approach in determining the fair value. To establish a reasonable control premium, we consider the premiums paid in recent market acquisitions and analyze current industry, market and economic conditions along with other factors or available information specific to our business. See Notes 2 and 4 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for more information regarding goodwill.

Litigation and Environmental Contingencies

We make judgments and estimates in recording liabilities for ongoing litigation and environmental remediation. Actual costs can vary from such estimates for a variety of reasons. The costs to settle litigation can vary from estimates based on differing interpretations of laws and opinions and assessments on the amount of damages. Similarly, environmental remediation liabilities are subject to change because of changes in laws and regulations, developing information relating to the extent and nature of site contamination and improvements in technology. A liability is recorded for these types of contingencies if we determine the loss to be both probable and reasonably estimable. If we are unable to reasonably estimate an amount but we are able to estimate a range of reasonably possible amounts, then the low end of the range is recorded. See Note 11 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for more information regarding our commitments and contingencies.

Valuation of Financial Derivatives

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

Our open commodity derivative instruments were in a net asset position with a fair value of $695 million at December 31, 2018. In order to determine the fair value at the end of each reporting period, we compute discounted cash flows for the duration of each commodity derivative instrument using the terms of the related contract. Inputs consist of published forward commodity price curves as of the date of the estimate. We compare these prices to the price parameters contained in our hedge contracts to determine estimated future cash inflows or outflows. We then discount the cash inflows or outflows using a combination of published LIBOR rates and Eurodollar futures rates. The fair values of our commodity derivative assets and liabilities include a measure of credit risk based on average published yields by credit rating.

Changes in the fair values of our commodity derivative instruments have a significant impact on our net income because we follow mark-to-market accounting and recognize all gains and losses on such instruments in earnings in the period in which they occur. For the year ended December 31, 2018, we reported a $832 million gain on commodity derivative instruments.

We compare our estimates of the fair values of our commodity derivative instruments with those provided by our counterparties. There have been no significant differences.

Income Taxes

On December 22, 2017, the President of the United States signed the TCJA into law, which enacted significant changes to the federal income tax laws. According to ASC 740, “Income Taxes,” a company is required to record the effects of an enacted tax law or rate change in the period of enactment. Based on the comprehensiveness of TCJA and the challenges faced by calendar year-end registrants to complete the accounting for the income tax effects of the TCJA in the period of enactment, the SEC issued SAB 118 “Income Tax Accounting Implications of the Tax Cuts and Jobs Act,” which allowed companies to report provisional amounts when based on reasonable estimates and to adjust these amounts during a measurement period of up to one year.

We elected to apply SAB 118 and recorded provisional amounts of our income tax balances in our consolidated financial statements at December 31, 2017. We calculated our best estimate of the impact of the TCJA, including the federal statutory tax rate change noted below, in our 2017 income tax provision in accordance with our understanding of the TCJA and recorded a $398 million decrease to our income tax provision at December 31, 2017. The provisional amount related to the re-measurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. At December 31, 2018, the Company completed its accounting for all of the enactment-date tax effects of the TCJA and recognized an adjustment of $7 million to the provisional amount recorded at December 31, 2017. This adjustment was primarily related to the deductibility of certain performance-based compensation based on additional available regulatory and interpretive guidance.

On July 19, 2018, we completed the RSP Acquisition. For federal income tax purposes, the transaction qualified as a tax-free merger whereby we acquired carryover tax basis in RSP’s assets and liabilities. As of December 31, 2018, we recorded an opening balance sheet deferred tax liability of $515 million based on our assessment of the carryover tax basis, which includes a deferred tax asset related to tax attributes acquired from RSP. The acquired income tax attributes primarily consist of NOLs and research and development credits that are subject to an annual limitation under Internal Revenue Code Section 382. The Company expects that these tax attributes will be fully utilized prior to expiration.

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based upon the technical merits of the position. At December 31, 2018, we had unrecognized tax benefits of approximately $63 million, primarily related to research and development credits. If all or a portion of the unrecognized tax benefit is sustained upon examination by the taxing authorities, the tax benefit will be recognized as a reduction to our deferred tax liability and will affect our effective tax rate in the period it is recognized. The assessment of potential uncertain tax positions requires a significant amount of judgment and are reviewed and adjusted on a periodic basis.

Our federal and state income tax returns are not prepared or filed before the consolidated financial statements are prepared; therefore, we estimate the tax basis of our assets and liabilities, which are based on numerous judgments and assumptions inherent in the determination of future taxable income, at the end of each period as well as the effects of tax rate changes and tax credits. Adjustments related to these estimates are recorded in our tax provision in the period in which we finalize our income tax returns. Historically, we have had no significant changes as a result of filing our tax returns. Material changes to our tax accruals and uncertain tax positions may occur in the future based on audits, changes in legislation or resolution of pending matters.

See Note 12 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding our current year income tax expense, deferred tax balances and uncertain tax positions.

New accounting pronouncements issued but not yet adopted. See Note 2 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for information regarding new accounting pronouncements issued but not yet adopted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including credit risk, commodity price risk and interest rate risk. We address these risks through a program of risk management which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we are a party at December 31, 2018, and from which we may incur future gains or losses from changes in market interest rates or commodity prices and losses from extension of credit. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

Commodity price risk.  We are exposed to market risk as the prices of our commodities are subject to fluctuations resulting from changes in supply and demand. To reduce our exposure to changes in the prices of our commodities, we have entered into, and may in the future enter into, additional commodity price risk management arrangements for a portion of our oil and natural gas production. The agreements that we have entered into generally have the effect of providing us with a fixed price for a portion of our expected future oil and natural gas production over a fixed period of time. Our commodity price risk management arrangements are recorded at fair value and thus changes to the future commodity prices will have an impact on our earnings. The following table sets forth the hypothetical impact on the fair value of the commodity price risk management arrangements from an average increase and decrease in the commodity price of $5.00 per Bbl of oil and $0.50 per MMBtu of natural gas from the average commodity prices for the years ended December 31, 2018 and 2017:

	2018		2017
	Increase of	Decrease of	Increase of	Decrease of
	$5.00 per Bbl and	$5.00 per Bbl and	$5.00 per Bbl and	$5.00 per Bbl and
(in millions)	$0.50 per MMBtu	$0.50 per MMBtu	$0.50 per MMBtu	$0.50 per MMBtu

Gain (loss):
Oil derivatives	$(369)	$370	$(290)	$290
Natural gas derivatives	(37)	37	(37)	37
Total	$(406)	$407	$(327)	$327

Our commodity price risk management arrangements expose us to risk of non-performance by the counterparty to the agreements. Our exposure to the risk of non-performance is diversified over large, investment grade financial institutions. In addition, we have master netting agreements with the counterparties that allow for offsetting payables against receivables from separate contracts with the same counterparty. At December 31, 2018, the counterparties to our commodity price risk management arrangements include fourteen financial institutions, the majority of which are lenders under our Credit Facility. Risk of non-performance is considered when determining the fair value of our commodity price risk management arrangements. The fair value adjustment for non-performance risk was immaterial at December 31, 2018. If at any point a counterparty’s financial position deteriorates, such deterioration could have a significant impact on the collectability of that counterparty’s related commodity price risk management arrangement asset. See Note 13 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding our significant derivative counterparties.

At December 31, 2018, we had (i) oil price swaps and oil costless collars covering future oil production from January 1, 2019 through December 31, 2020 and (ii) oil basis swaps covering our Midland to Cushing basis differential from January 1, 2019 to December 31, 2021. The NYMEX oil price at December 31, 2018 was $45.41 per Bbl. At February 15, 2019, the NYMEX oil price was $55.59 per Bbl.

At December 31, 2018, we had natural gas price swaps that settle on a monthly basis covering future natural gas production from January 1, 2019 to December 31, 2020. The NYMEX natural gas price at December 31, 2018 was $2.94 per MMBtu. At February 15, 2019, the NYMEX natural gas price was $2.63 per MMBtu. See Note 9 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information on our commodity derivative instruments.

A decrease in the average forward NYMEX oil and natural gas prices below those at December 31, 2018 would increase the fair value asset of our commodity derivative contracts from their recorded balances at December 31, 2018. Changes in the recorded fair value of our commodity derivative contracts are marked to market through earnings as gains or losses. The potential increase in our fair value asset would be recorded in earnings as a gain. However, an increase in the average forward NYMEX oil and natural gas prices above those at December 31, 2018 would decrease the fair value asset of our commodity derivative contracts from their recorded balances at December 31, 2018. The potential decrease in our fair value asset would be recorded in earnings as a loss. We are currently unable to estimate the effects on the earnings of future periods resulting from changes in the market value of our commodity derivative contracts.

We recorded a gain on derivatives of $832 million for the year ended December 31, 2018, compared to a loss of $126 million for the year ended December 31, 2017. The largest factor in the change from 2017 to 2018 related to the change in commodity future price curves at the respective measurement and settlement periods.

The fair value of our derivative instruments is determined based on our valuation models. We did not change our valuation method during the year ended December 31, 2018. See Note 9 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding our derivative instruments. The following table reconciles the changes that occurred in the fair values of our derivative instruments during the year ended December 31, 2018:

Commodity Derivative
Instruments
(in millions)	Net Assets

Fair value of contracts outstanding at December 31, 2017	$(379)
Changes in fair values (a)	832
Contract maturities	218
Fair value of RSP contracts acquired	24
Fair value of contracts outstanding at December 31, 2018 (b)	$695

(a) At inception, new derivative contracts entered into by us have no intrinsic value.
(b) Represents the fair values of open derivative contracts subject to market risk.

Interest rate risk.  Our exposure to changes in interest rates relates primarily to debt obligations. We manage our interest rate exposure by limiting our variable-rate debt to a certain percentage of total capitalization and by monitoring the effects of market changes in interest rates. To reduce our exposure to changes in interest rates we may, in the future, enter into interest rate risk management arrangements for a portion of our outstanding debt. The agreements that we have entered into generally have the effect of providing us with a fixed interest rate for a portion of our variable-rate debt. We may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to existing debt issues. Interest rate derivatives are used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio. We had no outstanding interest rate derivative contracts at December 31, 2018. We are exposed to changes in interest rates as a result of our Credit Facility, and the terms of our Credit Facility require us to pay higher interest rate margins as our credit ratings decrease.

We had total indebtedness of $242 million outstanding under our Credit Facility at December 31, 2018. The impact of a one percent increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $2 million.

Item 8.  Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements of Concho Resources Inc.:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Concho Resources Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Concho Resources Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 20, 2019 expressed an unqualified opinion.

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

February 20, 2019

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

Concho Resources Inc.

Consolidated Balance Sheets

	December 31,
(in millions, except share and per share amounts)	2018	2017

Assets
Current assets:
Cash and cash equivalents	$-	$-
Accounts receivable, net of allowance for doubtful accounts:
Oil and natural gas	466	331
Joint operations and other	365	212
Inventory	35	14
Derivative instruments	484	-
Prepaid costs and other	59	35
Total current assets	1,409	592
Property and equipment:
Oil and natural gas properties, successful efforts method	31,706	21,267
Accumulated depletion and depreciation	(9,701)	(8,460)
Total oil and natural gas properties, net	22,005	12,807
Other property and equipment, net	308	234
Total property and equipment, net	22,313	13,041
Deferred loan costs, net	10	13
Goodwill	2,224	-
Intangible assets, net	19	26
Noncurrent derivative instruments	211	-
Other assets	108	60
Total assets	$26,294	$13,732
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable - trade	$50	$43
Bank overdrafts	159	116
Revenue payable	253	183
Accrued drilling costs	574	330
Derivative instruments	-	277
Other current liabilities	320	216
Total current liabilities	1,356	1,165
Long-term debt	4,194	2,691
Deferred income taxes	1,808	687
Noncurrent derivative instruments	-	102
Asset retirement obligations and other long-term liabilities	168	172
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 authorized; 201,288,884 and 149,324,849
shares issued at December 31, 2018 and 2017, respectively	-	-
Additional paid-in capital	14,773	7,142
Retained earnings	4,126	1,840
Treasury stock, at cost; 1,031,655 and 598,049 shares at December 31, 2018 and
2017, respectively	(131)	(67)
Total stockholders’ equity	18,768	8,915
Total liabilities and stockholders’ equity	$26,294	$13,732

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.

Consolidated Statements of Operations

	Years Ended December 31,
(in millions, except per share amounts)	2018	2017	2016

Operating revenues:
Oil sales	$3,443	$2,092	$1,350
Natural gas sales	708	494	285
Total operating revenues	4,151	2,586	1,635
Operating costs and expenses:
Oil and natural gas production	590	408	320
Production and ad valorem taxes	305	199	131
Gathering, processing and transportation	55	-	-
Exploration and abandonments	65	59	77
Depreciation, depletion and amortization	1,478	1,146	1,167
Accretion of discount on asset retirement obligations	10	8	7
Impairments of long-lived assets	-	-	1,525
General and administrative (including non-cash stock-based compensation of $82,
$60 and $59 for the years ended December 31, 2018, 2017 and 2016, respectively)	311	244	226
(Gain) loss on derivatives	(832)	126	369
Gain on disposition of assets, net	(800)	(678)	(118)
Transaction costs	39	3	5
Total operating costs and expenses	1,221	1,515	3,709
Income (loss) from operations	2,930	1,071	(2,074)
Other income (expense):
Interest expense	(149)	(146)	(204)
Loss on extinguishment of debt	-	(66)	(56)
Other, net	108	22	(4)
Total other expense	(41)	(190)	(264)
Income (loss) before income taxes	2,889	881	(2,338)
Income tax (expense) benefit	(603)	75	876
Net income (loss)	$2,286	$956	$(1,462)
Earnings per share:
Basic net income (loss)	$13.28	$6.44	$(10.85)
Diluted net income (loss)	$13.25	$6.41	$(10.85)

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock Issued		Additional				Total
			Paid-in	Retained	Treasury Stock		Stockholders’
(in millions, except share data)	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
	(in thousands)				(in thousands)
BALANCE AT JANUARY 1, 2016	129,444	$-	$4,629	$2,346	306	$(32)	$6,943
Net loss	-	-	-	(1,462)	-	-	(1,462)
Issuance of common stock	10,350	-	1,327	-	-	-	1,327
Common stock issued in business combinations	6,134	-	768	-	-	-	768
Stock options exercised	23	-	1	-	-	-	1
Grants of restricted stock	451	-	-	-	-	-	-
Performance unit share conversion	180	-	-	-	-	-	-
Cancellation of restricted stock	(93)	-	-	-	-	-	-
Stock-based compensation	-	-	59	-	-	-	59
Tax deficiency related to stock-based
compensation	-	-	(1)	-	-	-	(1)
Purchase of treasury stock	-	-	-	-	124	(12)	(12)
BALANCE AT DECEMBER 31, 2016	146,489	-	6,783	884	430	(44)	7,623
Adoption of ASU 2016-09 (Note 2)	-	-	8	-	-	-	8
BALANCE AT JANUARY 1, 2017	146,489	-	6,791	884	430	(44)	7,631
Net income	-	-	-	956	-	-	956
Common stock issued in business combinations	2,177	-	291	-	-	-	291
Stock options exercised	20	-	-	-	-	-	-
Grants of restricted stock	490	-	-	-	-	-	-
Performance unit share conversion	249	-	-	-	-	-	-
Cancellation of restricted stock	(100)	-	-	-	-	-	-
Stock-based compensation	-	-	60	-	-	-	60
Purchase of treasury stock	-	-	-	-	168	(23)	(23)
BALANCE AT DECEMBER 31, 2017	149,325	-	7,142	1,840	598	(67)	8,915
Net income	-	-	-	2,286	-	-	2,286
Common stock issued in business combination	50,915	-	7,549	-	-	-	7,549
Grants of restricted stock	687	-	-	-	-	-	-
Performance unit share conversion	447	-	-	-	-	-	-
Cancellation of restricted stock	(85)	-	-	-	-	-	-
Stock-based compensation	-	-	82	-	-	-	82
Purchase of treasury stock	-	-	-	-	434	(64)	(64)
BALANCE AT DECEMBER 31, 2018	201,289	$-	$14,773	$4,126	1,032	$(131)	$18,768

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
(in millions)	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,286	$956	$(1,462)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	1,478	1,146	1,167
Accretion of discount on asset retirement obligations	10	8	7
Impairments of long-lived assets	-	-	1,525
Exploration and abandonments, including dry holes	35	27	57
Non-cash stock-based compensation expense	82	60	59
Deferred income taxes	605	(71)	(864)
Gain on disposition of assets, net	(800)	(678)	(118)
(Gain) loss on derivatives	(832)	126	369
Net settlements received from (paid on) derivatives	(218)	79	625
Loss on extinguishment of debt	-	66	56
Other	(92)	(1)	14
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(35)	(126)	32
Prepaid costs and other	(10)	(9)	6
Inventory	(12)	-	2
Accounts payable	1	14	15
Revenue payable	52	52	(38)
Other current liabilities	8	46	(68)
Net cash provided by operating activities	2,558	1,695	1,384
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and natural gas properties	(2,496)	(1,581)	(1,046)
Acquisitions of oil and natural gas properties	(136)	(908)	(1,351)
Additions to property, equipment and other assets	(90)	(44)	(61)
Proceeds from the disposition of assets	361	803	332
Deposits on dispositions of oil and natural gas properties	-	29	-
Direct transaction costs for disposition of assets	(3)	(18)	-
Funds held in escrow	-	-	(43)
Contributions to equity method investments	-	-	(56)
Distribution from equity method investment	148	-	-
Net cash used in investing activities	(2,216)	(1,719)	(2,225)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	3,316	1,001	-
Payments on credit facility	(3,396)	(679)	-
Issuance of senior notes, net	1,595	1,794	600
Repayments of senior notes	-	(2,150)	(1,200)
Repayments of RSP debt	(1,690)	-	-
Debt extinguishment costs	(83)	(63)	(42)
Excess tax deficiency from stock-based compensation	-	-	(1)
Net proceeds from issuance of common stock	-	-	1,327
Payments for loan costs	(16)	(25)	(7)
Purchase of treasury stock	(64)	(23)	(12)
Increase (decrease) in bank overdrafts	(4)	116	-
Net cash provided by (used in) financing activities	(342)	(29)	665
Net decrease in cash and cash equivalents	-	(53)	(176)
Cash and cash equivalents at beginning of period	-	53	229
Cash and cash equivalents at end of period	$-	$-	$53
SUPPLEMENTAL CASH FLOWS:
Cash paid for interest	$118	$139	$232
Cash paid for income taxes	$2	$13	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for business combinations	$7,549	$291	$768

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

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

Reclassifications. Certain prior period amounts have been reclassified to conform to the 2018 presentation. These reclassifications had no impact on net income (loss), total assets, liabilities and stockholders’ equity or total cash flows.

Use of estimates in the preparation of financial statements. Preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Depletion of oil and natural gas properties is determined using estimates of proved oil and natural gas reserves. There are numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. Similarly, evaluations for impairment of proved and unproved oil and natural gas properties are subject to numerous uncertainties including, among others, estimates of future recoverable reserves, commodity price outlooks and prevailing market rates of other sources of income and costs. Other significant estimates include, but are not limited to, asset retirement obligations, goodwill, fair value of stock-based compensation, fair value of business combinations, fair value of nonmonetary transactions, fair value of derivative financial instruments and income taxes.

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

Accounts receivable. The Company sells oil and natural gas to various customers and participates with other parties in the drilling, completion and operation of oil and natural gas wells. Oil and natural gas sales receivables related to these operations are generally unsecured. Joint interest receivables are generally secured pursuant to the operating agreement between or among the co-owners of the operated property. The Company determines joint interest operations accounts receivable allowances based on management’s assessment of the creditworthiness of the joint interest owners and the Company’s ability to realize the receivables through netting of anticipated future production revenues. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. The Company had an allowance for doubtful accounts of approximately $5 million and $1 million for the years ended December 31, 2018 and 2017, respectively.

Inventory. Inventory consists primarily of tubular goods, water and other oilfield equipment that the Company plans to utilize in its ongoing exploration and development activities and is carried at the lower of weighted average cost or net realizable value.

Oil and natural gas properties. The Company utilizes the successful efforts method of accounting for its oil and natural gas properties. Under this method all costs associated with productive wells and nonproductive development wells are capitalized, while nonproductive exploration costs are expensed. Capitalized leasehold costs relating to proved properties are depleted using the unit-of-production method based on proved reserves. The depletion of capitalized drilling and development costs and integrated assets is based on the unit-of-production method using proved developed reserves. The Company recognized depletion expense of $1.5 billion, $1.1 billion and $1.1 billion during the years ended December 31, 2018, 2017 and 2016, respectively.

The Company generally does not carry the costs of drilling an exploratory well as an asset in its consolidated balance sheets following the completion of drilling unless both of the following conditions are met:

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

(i)      the well has found a sufficient quantity of reserves to justify its completion as a producing well; and

(ii)     the Company is making sufficient progress assessing the reserves and the economic and operating viability of the project.

Due to the Company’s large multi-well project development program, capital intensive nature and geographical location of certain projects, it may take longer than one year to evaluate the future potential of the exploration well and economics associated with making a determination on its commercial viability. In these instances, the project’s feasibility is not contingent upon price improvements or advances in technology, but rather the Company’s ongoing efforts and expenditures related to accurately predicting the hydrocarbon recoverability based on well information, gaining access to other companies’ production, transportation or processing facilities and/or getting partner approval to drill additional appraisal wells. The Company’s assessment of suspended exploratory well costs is continuous until a decision can be made that the well has found proved reserves and is transferred to proved oil and natural gas properties or is noncommercial and is charged to exploration and abandonments expense. See Note 3 for additional information regarding the Company’s exploratory well costs.

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

Costs of significant nonproducing properties, wells in the process of being drilled and completed and development projects are excluded from depletion until the related project is completed. The Company capitalizes interest on expenditures for significant development projects until such projects are ready for their intended use. During the years ended December 31, 2018 and 2017, the Company had capitalized interest of approximately $9 million and $3 million, respectively. The Company did not have capitalized interest related to significant oil and natural gas development projects for the year ended December 31, 2016.

The Company reviews its long-lived assets to be held and used, including proved oil and natural gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future cash flows is less than the carrying amount of the assets. In this circumstance, the Company recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. The Company reviews its oil and natural gas properties by depletion base. For each property determined to be impaired, an impairment loss equal to the difference between the carrying value of the properties and the estimated fair value (discounted future cash flows) of the properties and integrated assets would be recognized at that time. Estimating future cash flows involves the use of judgments, including estimation of the proved and risk-adjusted unproved oil and natural gas reserve quantities, timing of development and production, expected future commodity prices, capital expenditures and production costs and cash flows from integrated assets. The Company did not recognize impairment expense during the years ended December 31, 2018 and 2017. The Company recognized impairment expense of approximately $1.5 billion during the year ended December 31, 2016 related to its proved oil and natural gas properties. See Note 8 for additional information regarding the Company’s impairment expense.

Unproved oil and natural gas properties are periodically assessed for impairment by considering future drilling and exploration plans, results of exploration activities, commodity price outlooks, planned future sales and expiration of all or a portion of the projects. During the years ended December 31, 2018, 2017 and 2016, the Company recognized expense of approximately $35 million, $27  million and $50  million, respectively, related to abandoned and expiring acreage, which is included in exploration and abandonments expense in the accompanying consolidated statements of operations.

Other property and equipment. Other capital assets include buildings, transportation equipment, computer equipment and software, telecommunications equipment, leasehold improvements and furniture and fixtures. These items are recorded at cost, or fair value if acquired, and are depreciated using the straight-line method based on expected lives of the individual assets or group of assets ranging from two to 39 years. The Company had other capital assets of $308 million and $234 million, net of accumulated depreciation of $109 million and $90 million, at December 31, 2018 and December 31, 2017, respectively. During the years ended December 31, 2018, 2017 and 2016, the Company recognized depreciation expense of $22 million, $21 million and $21 million, respectively.

Goodwill. As a result of the RSP Acquisition, as defined in Note 4, the Company has goodwill in the amount of $2.2 billion at December 31, 2018. Goodwill is not amortized but assessed for impairment on an annual basis, or more frequently if indicators of impairment exist. Impairment tests, which involve the use of estimates related to the fair market value of the

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

business operations with which goodwill is associated, are performed as of July 1 of each year. The balance of goodwill is allocated in its entirety to the Company’s one reporting unit. When testing goodwill for impairment, the Company first performs a qualitative analysis to determine if it is more likely than not that the fair value of its reporting unit is less than its carrying value. If the analysis shows that the fair value is more likely than not less than the carrying value, then the Company performs a quantitative impairment test. The Company early adopted Accounting Standards Update (“ASU”) No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). Per ASU 2017-04, if the results of the quantitative test are such that the fair value of the reporting unit is less than the carrying value, goodwill is reduced by an amount that is equal to the amount by which the carrying value of the reporting unit exceeds the fair value. Because of the recent decline in the price of oil and the volatility of the Company’s common stock, the Company performed an analysis at December 31, 2018 and determined that it was not more likely than not that the fair value of its reporting unit was less than its carrying value. As a result, the Company did not recognize impairment expense during the year ended December 31, 2018.

Equity method investments. The Company accounts for its equity method investments under the equity method of accounting and includes the investment balance in other assets on the consolidated balance sheets. Gains and losses incurred from the Company’s equity investments are recorded in other income (expense) on the consolidated statements of operations.

 At December 31, 2018, the Company owned a 23.75 percent membership interest in Oryx Southern Delaware Holdings, LLC (“Oryx”), an entity that operates a crude oil gathering and transportation system in the Delaware Basin. In February 2018, Oryx obtained a term loan of $800 million. The proceeds were used in part to fund a cash distribution to its equity holders, of which the Company received a distribution of approximately $157 million. Of this amount, approximately $54 million fully offset the Company’s net investment in Oryx. The remaining distribution of approximately $103 million was recorded in other income (expense) on the Company’s consolidated statement of operations since the lenders to the term loan do not have recourse against the Company, and the Company has no contractual obligation to repay the distribution.

The Company’s net investment in Oryx was zero and approximately $49 million at December 31, 2018 and 2017, respectively. The Company recorded income of approximately $4 million and $7 million for the years ended December 31, 2018 and 2017, respectively. The Company will not record income or loss on the Oryx investment until such net income is greater than the distribution in excess of its investment.

On December 26, 2018, the Company contributed certain infrastructure assets to WaterBridge Operating LLC (“WaterBridge”), an entity that operates and manages various water infrastructure assets located in the Permian Basin, in exchange for, among other consideration, 100,000 Series A-1 Preferred Units (“Preferred Units”). The Preferred Units contain certain redemption rights, incentives and restrictions, as specified in the agreement. The Company accounts for the investment using the equity method. In conjunction with the transaction, the Company entered into a water management services agreement with WaterBridge. The Company had no amounts due to WaterBridge at December 31, 2018. The Company’s investment in WaterBridge is recorded in other assets in the Company’s consolidated balance sheets.

In February 2017, the Company closed on the divestiture of its 50 percent membership interest in a midstream joint venture, Alpha Crude Connector, LLC (“ACC”), that constructed a crude oil gathering and transportation system in the Delaware Basin. See Note 5 for additional information regarding the disposition of ACC.

Regulatory and environmental compliance. The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which are often changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Regulatory liabilities relate to acquisitions where additional equipment is necessary to have facilities compliant with local, state and federal obligations and are capitalized. Environmental expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures that are noncapital in nature are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments is fixed and readily determinable. Environmental liabilities normally involve estimates that are subject to revisions until settlement occurs. See Note 11 for additional information.

Litigation contingencies. The Company is a party to proceedings and claims incidental to its business. In each reporting period, the Company assesses these claims in an effort to determine the degree of probability and range of possible loss for potential accrual in its consolidated financial statements. The amount of any resulting losses may differ from these estimates. An accrual is recorded for a material loss contingency when its occurrence is probable and damages are reasonably estimable. See Note 11 for additional information.

Income taxes. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

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

The Company evaluates uncertain tax positions for recognition and measurement in the consolidated financial statements. To recognize a tax position, the Company determines whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the consolidated financial statements. The amount of tax benefit recognized with respect to any tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. At December 31, 2018, the Company had unrecognized tax benefits of approximately $63 million, primarily related to research and development credits. If all or a portion of the unrecognized tax benefit is sustained upon examination by the taxing authorities, the tax benefit will be recognized as a reduction to the Company’s deferred tax liability and will affect the Company’s effective tax rate in the period recognized. The timing as to when the Company will substantially resolve the uncertainties associated with the unrecognized tax benefit is uncertain. The Company has not recognized any interest or penalties relating to unrecognized tax benefits in its consolidated financial statements. Any interest or penalties would be recognized as a component of income tax expense.

On December 22, 2017, the President of the United States (the “President”) signed into law the tax bill commonly referred to as the “Tax Cuts and Job Act” (“TCJA”), significantly changing federal income tax laws. According to the Accounting Standards Codification (“ASC”) section 740, “Income Taxes,” (“ASC 740”), a company is required to record the effects of an enacted tax law or rate change in the period of enactment, which is the date the bill is signed by the President and becomes law. As a result of the enactment of the TCJA, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act,” (“SAB 118”)  to provide guidance for companies that have not completed the accounting for the income tax effects of the TCJA in the period of enactment. SAB 118 allowed companies to report provisional amounts when based on reasonable estimates and to adjust these amounts during a measurement period of up to one year. The Company elected to apply SAB 118 and, as such, recorded provisional amounts for the income tax balances reported in its consolidated financial statements at December 31, 2017. At December 31, 2018, the Company completed its accounting for all tax effects of the TCJA and made an adjustment to its provisional amounts related to the deductibility of certain compensation based on available regulatory and interpretive guidance. See Note 12 for additional information regarding the Company’s deferred tax balances and the impacts of the TCJA.

Derivative instruments. The Company recognizes its derivative instruments, other than commodity derivative contracts that are designated as normal purchase and normal sale contracts, as either assets or liabilities measured at fair value. The Company nets the fair value of the derivative instruments by counterparty in the accompanying consolidated balance sheets when the right of offset exists. The Company does not have any derivatives designated as fair value or cash flow hedges. The Company may also enter into physical delivery contracts to effectively provide commodity price hedges. Because these contracts are not expected to be net cash settled, they are considered to be normal sales contracts and not derivatives. Therefore, these contracts are not recorded in the Company’s consolidated balance sheets.

Asset retirement obligations. The Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related oil and natural gas property asset. Subsequently, the asset retirement cost included in the carrying amount of the related asset is allocated to expense through depletion of the asset. Changes in the liability due to passage of time are recognized as an increase in the carrying amount of the liability through accretion expense. Based on certain factors, including commodity prices and costs, the Company may revise its previous estimates of the liability, which would also increase or decrease the related oil and natural gas property asset.

Treasury stock. Treasury stock purchases are recorded at cost.

Revenue recognition.  On January 1, 2018, the Company adopted ASC Topic 606, “Revenue from Contracts with Customers,” (“ASC 606”) using the modified retrospective approach, which only applies to contracts that were not completed as of the date of initial application. The adoption did not require an adjustment to opening retained earnings for the cumulative effect adjustment and does not have a material impact on the Company’s reported net income (loss), cash flows from operations or statement of stockholders’ equity.

The Company recognizes revenues from the sales of oil and natural gas to its customers and presents them disaggregated on the Company’s consolidated statements of operations. All revenues are recognized in the geographical region of the Permian Basin. Prior to the adoption of ASC 606, the Company recorded oil and natural gas revenues at the time

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

of physical transfer of such products to the purchaser, which for the Company is primarily at the wellhead. The Company followed the sales method of accounting for oil and natural gas sales, recognizing revenues based on the Company’s actual proceeds from the oil and natural gas sold to purchasers.

The Company enters into contracts with customers to sell its oil and natural gas production. Revenue on these contracts is recognized in accordance with the five-step revenue recognition model prescribed in ASC 606. Specifically, revenue is recognized when the Company’s performance obligations under these contracts are satisfied, which generally occurs with the transfer of control of the oil and natural gas to the purchaser. Control is generally considered transferred when the following criteria are met: (i) transfer of physical custody, (ii) transfer of title, (iii) transfer of risk of loss and (iv) relinquishment of any repurchase rights or other similar rights. Given the nature of the products sold, revenue is recognized at a point in time based on the amount of consideration the Company expects to receive in accordance with the price specified in the contract. Consideration under the oil and natural gas marketing contracts is typically received from the purchaser one to two months after production. At December 31, 2018, the Company had receivables related to contracts with customers of approximately $466 million.

The following table shows the impact of the adoption of ASC 606 on the Company’s current period results as compared to the previous revenue recognition standard, ASC Topic 605, “Revenue recognition” (“ASC 605”):

	Year Ended
	December 31, 2018
	Under	Under	Increase
(in millions)	ASC 606	ASC 605	(Decrease)

Operating revenues:
Oil sales	$3,443	$3,432	$11
Natural gas sales	708	674	34

Operating costs and expenses:
Oil and natural gas production	590	600	(10)
Gathering, processing and transportation	55	-	55

Net income	$2,286	$2,286	$-

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

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

represents a separate performance obligation, future volumes are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required.

General and administrative expense. The Company receives fees for the operation of jointly-owned oil and natural gas properties during the drilling and production phases and records such reimbursements as reductions of general and administrative expense. Such fees totaled approximately $19 million, $16 million and $17 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Stock-based compensation. Stock-based compensation expense is recognized in the Company’s financial statements on an accelerated basis over the awards’ vesting periods based on their grant date fair values. Stock-based compensation awards vest over a period generally ranging from one to five years. The Company utilizes the average of the high and low stock prices at each grant date to determine the fair value of restricted stock and the Monte Carlo simulation method to determine the fair value of performance unit awards. The Company recognizes forfeitures on stock-based compensation awards as they occur. When the Company adopted ASU No. 2016-09, “Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-based Payment Accounting,” (“ASU 2016-09”) on January 1, 2017, it recorded a cumulative effect adjustment, which decreased retained earnings by less than $1 million, increased additional paid-in capital by approximately $8 million and decreased net deferred income tax liabilities by approximately $8 million.

Recently adopted accounting pronouncements. In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-04, which simplifies how an entity subsequently measures goodwill by eliminating Step 2 from the goodwill impairment test. In place of Step 2, an entity will recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. The Company early adopted this standard beginning in the third quarter of 2018. The adoption of this standard did not have an impact on the Company’s financial results.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” with the objective of adding guidance to assist in evaluating whether transactions should be accounted for as asset acquisitions or as business combinations. The guidance provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the acquired assets is concentrated in a single asset or a group of similar assets, the set is not a business. If the screen is not met, to be considered a business, the set must include an input and a substantive process that together significantly contribute to the ability to create output. The Company adopted this standard on January 1, 2018. See Notes 4 and 5 for information regarding the Company’s significant acquisitions and divestitures.

New accounting pronouncements issued but not yet adopted. In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which supersedes current lease guidance. The new lease standard requires all leases with a term greater than one year to be recognized on the balance sheet while maintaining substantially similar classifications for financing and operating leases. Lease expense recognition on the consolidated statements of operations will be effectively unchanged. This guidance is effective for reporting periods beginning after December 15, 2018. The Company made policy elections to not capitalize short-term leases for all asset classes and to not separate non-lease components from lease components for all asset classes except for vehicles. The Company also plans to not elect the package of practical expedients that allows for certain considerations under the original “Leases (Topic 840)” accounting standard (“Topic 840”) to be carried forward upon adoption of ASU 2016-02.

The Company enters into lease agreements to support its operations. These agreements are for leases on assets such as office space, vehicles, well equipment and drilling rigs. The Company has completed the process of reviewing and determining the contracts to which this new guidance applies. Upon adoption, on January 1, 2019, the Company recognized approximately $35 million of right-of-use assets, of which approximately $19 million and $16 million relate to the Company’s operating and financing leases, respectively, and approximately $37 million of associated lease liabilities that are not currently recognized under applicable guidance.

In January 2018, the FASB issued ASU No. 2018-01, “Land Easement Practical Expedient for Transition to Topic 842,” which provides an optional practical expedient to not evaluate land easements that existed or expired before the adoption of ASU 2016-02 and that were not previously accounted for as leases under Topic 840. The Company enters into land easements on a routine basis as part of its ongoing operations and has many such agreements currently in place; however, the Company does not currently account for any land easements under Topic 840. As this guidance serves as an amendment to ASU 2016-02, the Company will elect this practical expedient, which becomes effective upon the date of adoption of ASU 2016-02. After the adoption of ASU 2016-02, the Company will assess any new land easements to determine whether the arrangement should be accounted for as a lease. In July 2018, the FASB issued ASU No. 2018-11, “Targeted Improvements,” which provides a transition election to not restate comparative periods for the effects of applying the new lease standard. This transition election permits entities to change the date of initial application to the beginning of the year of adoption and to

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

recognize the effects of applying the new standard as a cumulative-effect adjustment to the opening balance of retained earnings. The Company elected this transition approach, however the cumulative impact of adoption in the opening balance of retained earnings as of January 1, 2019 was zero.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” (“Topic 326”) which replaces the current “incurred loss” methodology for recognizing credit losses with an “expected loss” methodology. This new methodology requires that a financial asset measured at amortized cost be presented at the net amount expected to be collected. This standard is intended to provide more timely decision-useful information about the expected credit losses on financial instruments. In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” which makes amendments to clarify the scope of the guidance, including the amendment clarifying that receivables arising from operating leases are not within the scope of Topic 326. This guidance is effective for fiscal years beginning after December 15, 2019, and early adoption is allowed as early as fiscal years beginning after December 15, 2018. The Company does not believe this new guidance will have a material impact on its consolidated financial statements.

In July 2018, the FASB issued ASU No. 2018-09, “Codification Improvements,” (“ASU 2018-09”) which makes amendments to multiple codification topics to clarify, correct errors in, or make minor improvements to the accounting standards codification. The effective date of the standard is dependent on the facts and circumstances of each amendment. Some amendments do not require transition guidance and will be effective upon the issuance of this standard. Many of the amendments in ASU 2018-09 will be effective in annual periods beginning after December 15, 2018. The Company will be required to adopt this standard in the first quarter of fiscal 2019. The Company is currently assessing the effect that this ASU will have on the financial position, results of operations, and disclosures.

On August 17, 2018, the SEC issued a final rule that amends certain of its disclosure requirements that have become redundant, duplicative, overlapping, outdated or superseded, in light of other disclosure requirements, U.S. GAAP or changes in the information environment. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance without significantly altering the total mix of information provided to investors. The final rule amends numerous SEC rules, items and forms covering a diverse group of topics, including, but not limited to, changes in stockholders’ equity. The final rule extends to interim periods the annual disclosure requirement in SEC Regulation S-X, Rule 3-04, of presenting changes in stockholders’ equity. The registrants will be required to analyze changes in stockholders’ equity in the form of a reconciliation for the current quarter and year-to-date interim periods and comparative periods in the prior year. The final rule became effective for all filings submitted on or after November 5, 2018.

In November 2018, the FASB issued ASU No. 2018-18, “Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606,” (“ASU 2018-18”) which, among other things, clarifies that (i) certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account, (ii) adds unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 and (iii) requires that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. ASU 2018-18 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years and early adoption is permitted. The amendments in this update should be applied retrospectively to the date of initial application of Topic 606. An entity should recognize the cumulative effect of initially applying the amendments as an adjustment to the opening balance of retained earnings of the later of the earliest annual period presented and the annual period that includes the date of the entity’s initial application of Topic 606. The Company is currently assessing the effect that ASU 2018-18 will have on its financial position, results of operations and disclosures.

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

The following table reflects the Company’s net capitalized exploratory well activity during each of the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
(in millions)	2018	2017	2016

Beginning capitalized exploratory well costs	$182	$151	$116
Additions to exploratory well costs pending the determination of proved reserves (a)	581	180	144
Reclassifications due to determination of proved reserves	(226)	(147)	(86)
Exploratory well costs charged to expense	-	-	(6)
Disposition of wells	(14)	(2)	(17)
Ending capitalized exploratory well costs	$523	$182	$151

(a)	Includes $82 million of exploratory well costs acquired as part of the RSP Acquisition, as defined in Note 4.

The following table provides an aging at December 31, 2018 and 2017 of capitalized exploratory well costs based on the date drilling was completed:

	December 31,
(in millions, except number of projects)	2018	2017

Capitalized exploratory well costs that have been capitalized for a period of one year or less	$523	$180
Capitalized exploratory well costs that have been capitalized for a period greater than one year	-	2
Total capitalized exploratory well costs	$523	$182
Number of projects with exploratory well costs that have been capitalized for a period greater
than one year	-	2

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

Note 4. RSP Acquisition

On July 19, 2018, the Company completed the acquisition of RSP Permian, Inc. (“RSP”) through an all-stock transaction (the “RSP Acquisition”). RSP was an independent oil and natural gas company engaged in the acquisition, exploration, development and production of unconventional oil and associated liquids-rich natural gas reserves in the Permian Basin of West Texas. The vast majority of RSP’s acreage was located on large, contiguous acreage blocks in the core of the Midland Basin and the Delaware Basin. The acquisition added approximately 92,000 net acres. Under the terms of the Agreement and Plan of Merger (the “Acquisition Agreement”), each share of RSP common stock was converted into 0.320 of a share of the Company’s common stock. The Company issued approximately 51 million shares of common stock at a price of $148.27 per share, resulting in total consideration paid by the Company to the former RSP shareholders of approximately $7.5 billion.

In connection with the closing of the RSP Acquisition, the Company repaid outstanding principal under RSP’s revolving credit facility and redeemed and canceled all of RSP’s outstanding unsecured senior notes. See Note 10 for additional information regarding the Company’s debt activity.

In connection with the RSP Acquisition, the Company incurred approximately $32 million of costs related to consulting, investment banking, advisory, legal and other acquisition-related fees during the year ended December 31, 2018, which are included in transaction costs in operating costs and expenses on the consolidated statements of operations. In addition, the Company acquired 670,369 shares of common stock from RSP employees for the payment of withholding taxes due on the vesting of their restricted shares pursuant to the Acquisition Agreement, resulting in an increase of approximately $32 million in the Company’s treasury stock balance.

Purchase price allocation. The RSP Acquisition has been accounted for as a business combination, using the acquisition method. The following table represents the preliminary allocation of the total purchase price of RSP to the identifiable assets acquired and the liabilities assumed based on the fair values at the acquisition date, with any excess of the purchase price over the estimated fair value of the identifiable net assets acquired recorded as goodwill. Any value assigned to goodwill is not expected to be deductible for income tax purposes. Certain data necessary to complete the purchase price allocation is not yet available, including tax return data from RSP’s short period ending July 19, 2018 that provides underlying tax basis in assets and liabilities and uncertain tax positions.

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

The following table sets forth the Company’s preliminary purchase price allocation:

(in millions)

Total purchase price	$7,549

Fair value of liabilities assumed:
Accounts payable – trade	$48
Accrued drilling costs	74
Current derivative instruments	10
Other current liabilities	124
Long-term debt	1,758
Deferred income taxes	515
Asset retirement obligations	20
Noncurrent derivative instruments	5
Total liabilities assumed	$2,554

Total purchase price plus liabilities assumed	$10,103

Fair value of assets acquired:
Accounts receivable	$194
Current derivative instruments	36
Other current assets	22
Proved oil and natural gas properties	4,055
Unproved oil and natural gas properties	3,565
Other property and equipment	5
Noncurrent derivative instruments	2
Implied goodwill	2,224
Total assets acquired	$10,103

The fair values of assets acquired and liabilities assumed were based on the following key inputs:

Oil and natural gas properties

The fair value of proved and unproved oil and natural gas properties was measured using valuation techniques that convert the future cash flows to a single discounted amount. Significant inputs to the valuation of proved and unproved oil and natural gas properties include estimates of: (i) recoverable reserves; (ii) production rates; (iii) future operating and development costs; (iv) future commodity prices; and (v) a market-based weighted average costs of capital. The Company utilized a combination of the NYMEX strip pricing and consensus pricing, adjusted for differentials, to value the reserves. The Company’s estimates of commodity prices for purposes of determining discounted cash flows ranged from a 2018 price of $66.59 per barrel of oil decreasing to a 2022 price of $63.41 per barrel of oil. Similarly, natural gas prices ranged from a 2018 price of $2.80 per MMBtu then rising to a 2022 price of $3.09 per MMBtu. Both oil and natural gas commodity prices were held flat after 2022 and adjusted for inflation. The Company then applied various discount rates depending on the classification of reserves and other risk characteristics. Management utilized the assistance of a third-party valuation expert to estimate the value of the oil and natural gas properties acquired.

The fair value of asset retirement obligations totaled $20 million and is included in proved oil and natural gas properties with a corresponding liability in the table above. The fair value was determined based on a discounted cash flow model, which included assumptions of the estimated current abandonment costs, discount rate, inflation rate and timing associated with the incurrence of these costs.

The inputs used to value oil and natural gas properties and asset retirement obligations require significant judgment and estimates made by management and represent Level 3 inputs.

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

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

Other current liabilities include approximately $16 million of liabilities primarily related to certain regulatory obligations.

Deferred income taxes

The RSP Acquisition qualified as a tax-free merger whereby the Company acquired carryover tax basis in RSP’s assets and liabilities, adjusted for differences between the purchase price allocated to the assets acquired and liabilities assumed based on the fair value and the carryover tax basis. See Note 12 for additional discussion of deferred income taxes.

Goodwill recognized is primarily attributable to the following factors: (i) operating and administrative synergies and (ii) net deferred tax liabilities arising from the differences between the purchase price allocated to RSP’s assets and liabilities based on fair value and the tax basis of these assets and liabilities. For the operating and administrative synergies, the total consideration for the RSP Acquisition included a control premium, which resulted in a higher value compared to the fair value of net assets acquired. There are also other qualitative assumptions of long-term factors that the RSP Acquisition creates for the Company’s stockholders, including additional potential for exploration and development opportunities and additional scale and efficiencies in basins in which the Company operates.

Approximately $506 million of operating revenues and approximately $274 million of income from operations attributed to the RSP Acquisition are included in the Company’s results of operations from the closing date on July 19, 2018 through December 31, 2018.

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

Pro forma data. The following unaudited pro forma combined condensed financial data for the years ended December 31, 2018 and 2017 was derived from the historical financial statements of the Company giving effect to the RSP Acquisition, as if it had occurred on January 1, 2017. The below information reflects pro forma adjustments for the issuance of the Company’s common stock in exchange for RSP’s outstanding shares of common stock, as well as pro forma adjustments based on available information and certain assumptions that the Company believes are reasonable, including (i) the Company’s common stock issued to convert RSP’s outstanding shares of common stock and equity awards as of the closing date of the RSP Acquisition, (ii) the depletion of RSP’s fair-valued proved oil and gas properties and (iii) the estimated tax impacts of the pro forma adjustments.

Additionally, pro forma earnings were adjusted to exclude acquisition-related costs incurred by the Company of approximately $32 million for the year ended December 31, 2018 and acquisition-related costs incurred by RSP and severance payments to certain RSP employees that totaled approximately $56 million for the year ended December 31, 2018. The pro forma results of operations do not include any cost savings or other synergies that may result from the RSP Acquisition. The pro forma financial data does not include the pro forma results of operations for any other acquisitions made during the period. The pro forma combined condensed financial data has been included for comparative purposes only and is not necessarily indicative of the results that might have occurred had the RSP Acquisition taken place on January 1, 2017 and is not intended to be a projection of future results.

	Years Ended December 31,
(in millions, except per share amounts)	2018	2017
	(unaudited)

Operating revenues	$4,798	$3,390
Net income	$2,552	$1,197
Earnings per share:
Basic net income	$12.75	$6.02
Diluted net income	$12.73	$5.99

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

Note 5. Acquisitions, divestitures and nonmonetary transactions

During the year ended December 31, 2018, the Company closed on the following transactions (exclusive of the RSP Acquisition disclosed in Note 4):

February 2018 acquisition and divestiture. In February 2018, the Company closed on an acquisition treated as a business combination where it received producing wells with approximately 5 MBoepd along with approximately 21,000 net acres, primarily located in the Midland Basin. As consideration for the non-cash acquisition, the Company divested approximately 34,000 net acres, primarily comprised of approximately 32,000 net acres in the northern Delaware Basin, with production of 3 MBoepd. The business acquired was valued at approximately $755 million as compared to the historical book value of the divested assets of approximately $180 million, which resulted in a non-cash gain of approximately $575 million. The fair value of the assets acquired totaled approximately $755 million, which was comprised of approximately $245 million of proved properties, approximately $480 million of unproved properties and approximately $30 million of other assets. The fair value of the assets received in the business combination approximated the fair value of assets disposed.

Delaware Basin divestitures. In January 2018, the Company closed on two asset sales transactions of certain non-core assets in Reeves and Ward Counties, Texas, with combined proceeds of approximately $280 million. After direct transaction costs, the Company recorded a pre-tax gain of approximately $134 million, which is included in gain on disposition of assets, net on its consolidated statement of operations for the year ended December 31, 2018. The assets divested included proved and unproved oil and natural gas properties on approximately 20,000 net acres.

These divestitures completed a transaction structured as a reverse like-kind exchange (“Reverse 1031 Exchange”) in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended, that the Company entered into concurrent with its July 2017 Midland Basin acquisition, as further described below.

Upon completion of the Reverse 1031 Exchange in January 2018, the assets and liabilities attributable to the acquisition that were held by the VIE were conveyed to the Company, and the VIE structure was dissolved.

Nonmonetary transactions. During 2018, the Company completed multiple nonmonetary transactions. These transactions included exchanges of both proved and unproved oil and natural gas properties. Certain of these transactions were accounted for at fair value and, as a result, the Company recorded pre-tax gains of approximately $15 million.

During the year ended December 31, 2017, the Company closed on the following transactions:

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

ACC divestiture. In February 2017, the Company closed on the divestiture of its ownership interest in ACC. The Company and its joint venture partner entered into separate agreements to sell 100 percent of their respective ownership interests in ACC. After adjustments for debt and working capital, the Company received cash proceeds from the sale of approximately $801 million. After direct transaction costs, the Company recorded a pre-tax gain on disposition of assets of approximately $655 million which is included in gain on disposition of assets, net on its consolidated statement of operations for the year ended December 31, 2017. The Company’s net investment in ACC at the time of closing was approximately $129 million.

Midland Basin acquisition. In July 2017, the Company completed an acquisition in the Midland Basin. As consideration for the acquisition, the Company paid approximately $595 million in cash.

Concurrent with the acquisition, the Company entered into a transaction structured as a Reverse 1031 Exchange. In connection with the Reverse 1031 Exchange, the Company assigned the ownership of the oil and natural gas properties acquired to a VIE formed by an exchange accommodation titleholder. The Company operates the properties pursuant to a management agreement with the VIE. At December 31, 2017, the Company was determined to be the primary beneficiary of the VIE, as the Company had the ability to control the activities that most significantly impact the VIE’s economic performance. The assets held by the VIE attributable to the acquisition were conveyed to the Company and the VIE structure terminated upon the completion of the Reverse 1031 Exchange. At December 31, 2017, the VIE’s total assets and liabilities included in the Company’s consolidated balance sheet were approximately $608 million and $604 million, respectively.

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

Nonmonetary transactions. During 2017, the Company completed multiple nonmonetary transactions. The transactions included exchanges of both proved and unproved oil and natural gas properties. Certain of these transactions were accounted for at fair value and as a result the Company recorded pre-tax gains totaling approximately $26 million.

During the year ended December 31, 2016, the Company closed on the following transactions:

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

Reliance acquisition. In October 2016, the Company completed an acquisition of approximately 40,000 net acres in the  Midland Basin and other assets from Reliance Energy, Inc. (collectively, the “Reliance Acquisition”) for approximately $1.7 billion. As consideration for the acquisition, the Company paid approximately $1.2 billion in cash and issued to the seller approximately 3.9 million shares of common stock with an approximate value of $0.5 billion.

Approximately $29 million of operating revenues and approximately $10 million of income from operations attributed to the Reliance Acquisition are included in the Company’s results of operations from the closing date in October 2016 through the year ended December 31, 2016.

Pro forma data. The following unaudited pro forma combined condensed financial data for the year ended December 31, 2016 was derived from the historical financial statements of the Company giving effect to the Reliance Acquisition, as if it had occurred on January 1, 2016. The results of operations for the Reliance Acquisition are included in the Company’s results of operations since the closing date in October 2016 through December 31, 2018. The pro forma financial data does not include the pro forma results of operations for any other acquisitions made during the period. The pro forma combined condensed financial data has been included for comparative purposes only and is not necessarily indicative of the results that might have occurred had the Reliance Acquisition taken place on January 1, 2016 and is not intended to be a projection of future results.

Year Ended
(in millions, except per share amounts)	December 31, 2016
(unaudited)

Operating revenues	$1,717
Net loss	$(1,396)
Earnings per common share:
Basic net loss	$(10.36)
Diluted net loss	$(10.36)

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

Note 6. Asset retirement obligations

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

The Company’s asset retirement obligation transactions during the years ended December 31, 2018, 2017 and 2016 are summarized in the table below:

	Years Ended December 31,
(in millions)	2018	2017	2016

Asset retirement obligations, beginning of period	$141	$130	$120
Liabilities incurred from new wells	4	2	2
Liabilities assumed in acquisitions	26	10	13
Accretion expense	10	8	7
Disposition of wells	(4)	(1)	(11)
Liabilities settled upon plugging and abandoning wells	(7)	(5)	(1)
Revision of estimates (a)	9	(3)	-
Asset retirement obligations, end of period	$179	$141	$130

(a)	The revision to the Companyʼs asset retirement obligation estimates for the year ended December 31, 2018 is primarily due to an increase in pad reclamation costs in New Mexico.

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

Note 7. Incentive plans

Defined contribution plan. The Company sponsors a 401(k) defined contribution plan for the benefit of its employees. During the years ended December 31, 2018, 2017 and 2016, the Company matched 100 percent of employee contributions, not to exceed 10 percent of the employee’s annual eligible compensation, subject to federal limits. The Company’s contributions to the plan for the years ended December 31, 2018, 2017 and 2016 were approximately $12 million, $10 million and $9 million, respectively.

Stock incentive plan. The Company’s 2015 Stock Incentive Plan (the “Plan”) provides for granting stock options, restricted stock awards and performance awards to directors, officers and employees of the Company. A total of 10.5 million shares of common stock have been authorized for issuance under the Plan. At December 31, 2018, the Company had 1.4 million shares of common stock available for future grants. Shares issued as a result of awards granted under the Plan are generally new common shares.

Restricted stock awards. All restricted shares are legally issued and outstanding. If an employee terminates employment prior to the restriction lapse date, the awarded shares are forfeited and cancelled and are no longer considered issued and outstanding. A summary of the Company’s restricted stock award activity for the year ended December 31, 2018 is presented below:

			Weighted
			Average
	Number of		Grant Date
	Restricted		Fair Value
	Shares		Per Share

Outstanding at December 31, 2017	1,149,246		$118.02
Shares granted	686,996	(a)	$137.31
Shares cancelled / forfeited	(85,228)		$125.86
Lapse of restrictions	(386,315)		$115.06
Outstanding at December 31, 2018	1,364,699		$128.08

(a)			Includes 167,122 restricted shares granted to RSP employees on July 20, 2018 that became employees of the Company.

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

For restricted stock awards granted, stock-based compensation expense is recognized in the Company’s consolidated financial statements on an accelerated basis over the awards’ vesting periods based on their grant date fair values. The restricted stock-based compensation awards generally vest over a period ranging from one to five years. The Company utilizes the average of the high and low stock prices on the grant date for the fair value of restricted stock.

The following table summarizes information about stock-based compensation for the Company’s restricted stock awards activity under the Plan for years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
(in millions)	2018	2017	2016

Fair value for awards granted during the period (a)	$94	$60	$51

Fair value for awards vested during the period	$54	$49	$45

Stock-based compensation expense from restricted stock	$60	$43	$41

Income tax benefit related to restricted stock	$14	$11	$15

(a)	The weighted average grant date fair value per share amounts were $137.31, $123.16 and $112.78 for the years ended December 31, 2018, 2017 and 2016, respectively.

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

Performance unit awards. During the years ended December 31, 2018, 2017 and 2016, the Company awarded performance units to its officers under the Plan. The number of shares of common stock that will ultimately be issued will be determined by a combination of (i) comparing the Company’s total shareholder return relative to the total shareholder return of a predetermined group of peer companies at the end of the performance period and (ii) the Company’s absolute total shareholder return at the end of the performance period. The performance period is 36 months. The grant date fair value was determined using the Monte Carlo simulation method and is being expensed ratably over the performance period. Expected volatilities utilized in the model were estimated using a historical period consistent with the remaining performance period of approximately three years. The risk-free interest rate was based on the U.S. Treasury rate for a term commensurate with the expected life of the grant.

The Company used the following assumptions to estimate the fair value of performance unit awards granted during the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018	2017	2016

Risk-free interest rate	2.00%	1.47%	1.31%
Range of volatilities	23.5% - 64.0%	24.8% - 60.2%	31.6% - 59.0%

The following table summarizes the performance unit activity for the year ended December 31, 2018:

		Number of	Grant Date
		Units	Fair Value

Performance units:

	Outstanding at December 31, 2017	247,647	$146.10
	Units granted (a)	111,490	$216.03
	Lapse of restrictions (b)	(140,746)	$114.81
	Outstanding at December 31, 2018	218,391	$201.97

(a)

Reflects the amount of performance units granted. The actual payout of shares will be between zero and 300 percent of the performance units granted depending on the Company’s performance at the end of the performance period.

(b)	On December 31, 2018, the performance period ended for these performance units. Each unit converted into 1.75 shares representing 246,314 shares of common stock issued on January 2, 2019.

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

The following table summarizes information about stock-based compensation expense for performance units for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
(in millions)	2018	2017	2016

Fair value for awards granted during the period (a)	$24	$20	$19

Fair value for awards vested during the period	$68	$68	$33

Stock-based compensation expense from performance units	$22	$17	$18

Income tax benefit related to performance units	$14	$2	$7

(a)	The weighted average grant date fair value per unit amounts were $216.03, $183.48 and $114.81 for the years ended December 31, 2018, 2017 and 2016, respectively.

On January 1, 2017, the Company adopted ASU 2016-09 and elected to account for forfeitures of share-based payments as they occur. During the years ended December 31, 2018 and 2017, the Company recorded actual forfeitures of $4 million and $8 million respectively, which reduced total stock-based compensation expense. During the year ended December 31, 2016, the Company recorded $5 million of estimated forfeitures.

Future stock-based compensation expense. The following table reflects the future stock-based compensation expense to be recorded for all the stock-based compensation awards that were outstanding at December 31, 2018:

(in millions)

2019	$65
2020	34
2021	10
Thereafter	1
Total	$110

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

Note 8. Disclosures about fair value measurements

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

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

Financial Assets and Liabilities Measured at Fair Value

The following table presents the carrying amounts and fair values of the Company’s financial instruments at December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
(in millions)	Value	Value	Value	Value

Assets:
Derivative instruments	$695	$695	$-	$-

Liabilities:
Derivative instruments	$-	$-	$379	$379
Credit facility	$242	$242	$322	$322
$600 million 4.375% senior notes due 2025 (a)	$594	$591	$593	$624
$1,000 million 3.75% senior notes due 2027 (a)	$989	$939	$987	$1,012
$1,000 million 4.3% senior notes due 2028 (a)	$988	$980	$-	$-
$800 million 4.875% senior notes due 2047 (a)	$789	$761	$789	$874
$600 million 4.85% senior notes due 2048 (a)	$592	$573	$-	$-

(a)	The carrying value includes associated deferred loan costs and any discount.

Credit facility. The carrying amount of the Company’s amended and restated credit facility (“Credit Facility”) approximates its fair value, as the applicable interest rates are variable and reflective of market rates.

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

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

Derivative instruments. The fair value of the Company’s derivative instruments is estimated by management considering various factors, including closing exchange and over-the-counter quotations and the time value of the underlying commitments. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following tables summarize (i) the valuation of each of the Company’s financial instruments by required fair value hierarchy levels and (ii) the gross fair value by the appropriate balance sheet classification, even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the Company’s consolidated balance sheets at December 31, 2018 and 2017. The Company nets the fair value of derivative instruments by counterparty in the Company’s consolidated balance sheets.

December 31, 2018
	Fair Value Measurements Using					Net
	Quoted Prices				Gross	Fair Value
	in Active	Significant			Amounts	Presented
	Markets for	Other	Significant		Offset in the	in the
	Identical	Observable	Unobservable	Total	Consolidated	Consolidated
	Assets	Inputs	Inputs	Fair	Balance	Balance
(in millions)	(Level 1)	(Level 2)	(Level 3)	Value	Sheet	Sheet

Assets
Current:
Commodity derivatives	$-	$543	$-	$543	$(59)	$484
Noncurrent:
Commodity derivatives	-	243	-	243	(32)	211

Liabilities
Current:
Commodity derivatives	-	(59)	-	(59)	59	-
Noncurrent:
Commodity derivatives	-	(32)	-	(32)	32	-

Net derivative instruments	$-	$695	$-	$695	$-	$695

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

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

Concentrations of credit risk. At December 31, 2018, the Company’s primary concentrations of credit risk are the risk of collecting accounts receivable and the risk of counterparties’ failure to perform under derivative obligations. See Note 13 for information regarding the Company’s major customers and derivative counterparties.

The Company has entered into International Swap Dealers Association Master Agreements (“ISDA Agreements”) with each of its derivative counterparties. The terms of the ISDA Agreements provide the Company and the counterparties with rights of set-off upon the occurrence of defined acts of default by either the Company or a counterparty to a derivative, whereby the party not in default may set off all derivative liabilities owed to the defaulting party against all derivative asset receivables from the defaulting party. See Note 9 for additional information regarding the Company’s derivative activities.

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

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

The Company calculates the expected undiscounted future net cash flows of its long-lived assets and their integrated assets using management’s assumptions and expectations of (i) commodity prices, which are based on the NYMEX strip, (ii) pricing adjustments for differentials, (iii) production costs, (iv) capital expenditures, (v) production volumes, (vi) estimated proved reserves and risk-adjusted probable and possible reserves, and (vii) prevailing market rates of income and expenses from integrated assets. At December 31, 2018, the Company’s estimates of commodity prices for purposes of determining undiscounted future cash flows, which are based on the NYMEX strip, ranged from a 2019 price of $47.09 per barrel of oil increasing to a 2025 price of $53.10 per barrel of oil. Natural gas prices ranged from a 2019 price of $2.78 per Mcf of natural gas decreasing to a 2021 price of $2.61 per Mcf then rising to a 2025 price of $2.90 per Mcf of natural gas. Both oil and natural gas commodity prices for this purpose were held flat after 2025. The Company did not recognize any impairment loss during the years ended December 31, 2018 or 2017.

The Company calculates the estimated fair values of its long-lived assets and their integrated assets using a discounted future cash flow model. Fair value assumptions associated with the calculation of discounted future net cash flows include (i) market estimates of commodity prices, (ii) pricing adjustments for differentials, (iii) production costs, (iv) capital expenditures, (v) production volumes, (vi) estimated proved reserves and risk-adjusted probable and possible reserves, (vii) prevailing market rates of income and expenses from integrated assets and (viii) discount rate. The expected future net cash flows are discounted using an annual rate of 10 percent to determine fair value. These are classified as Level 3 fair value assumptions.

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

December 31, 2018, 2017 and 2016

Note 9. Derivative financial instruments

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

The Company’s derivative financial instruments have historically consisted of oil and natural gas swaps and oil basis swaps. Swap contracts allow the Company to receive a fixed price and pay a floating market price to the counterparty for the hedged commodity. Basis swap contracts allow the Company to receive a fixed price differential between market indices for the price of oil.

In connection with the RSP Acquisition, the Company assumed certain oil collar and three-way collar contracts. In these contracts, each collar has an established floor price and ceiling price, and certain collars also include a short put price (three-way collars). When the settlement price is below the established floor price, the Company receives an amount from its counterparty equal to the difference between the settlement price and the floor price multiplied by the hedged contract volume. When the settlement price is above the established ceiling price, the Company pays its counterparty an amount equal to the difference between the settlement price and the ceiling price multiplied by the hedged contract volume. When the settlement price is between the established floor and the ceiling, no amounts are due to or from the counterparty. In case of a three-way collar, when the settlement price is below the short put price, the Company receives from its counterparty an amount equal to the difference of the floor price and the short put price multiplied by the hedged contract volume.

The Company also enters into fixed-price forward physical power purchase contracts to manage the volatility of the price of power needed for ongoing operations. The Company may also enter into physical delivery contracts to effectively provide commodity price hedges. Because these physical contracts are not expected to be net cash settled, the Company has elected normal purchase or normal sale treatment and records these contracts at cost.

The Company does not designate its derivative instruments to qualify for hedge accounting. Accordingly, the Company reflects changes in the fair value of its derivative instruments in its consolidated statements of operations as they occur.

The following table summarizes the amounts reported in earnings related to the commodity derivative instruments for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
(in millions)	2018	2017	2016

Gain (loss) on derivatives:
Oil derivatives	$848	$(172)	$(337)
Natural gas derivatives	(16)	46	(32)
Total	$832	$(126)	$(369)

The following table represents the Company’s net cash receipts from (payments on) derivatives for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
(in millions)	2018	2017	2016

Net cash receipts from (payments on) derivatives:
Oil derivatives	$(213)	$79	$609
Natural gas derivatives	(5)	-	16
Total	$(218)	$79	$625

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

Commodity derivative contracts at December 31, 2018. The following table sets forth the Company’s outstanding derivative contracts at December 31, 2018. When aggregating multiple contracts, the weighted average contract price is disclosed. All of the Company’s derivative contracts at December 31, 2018 are expected to settle by December 31, 2021.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Oil Price Swaps: (a)
2019:
Volume (Bbl)	12,352,250	11,199,750	10,434,000	9,852,000	43,838,000
Price per Bbl	$56.75	$56.36	$56.20	$56.08	$56.37
2020:
Volume (Bbl)	7,408,500	7,072,500	6,693,000	6,458,000	27,632,000
Price per Bbl	$58.38	$58.37	$58.24	$58.22	$58.31
Oil Costless Collars: (a)
2019:
Volume (Bbl)	1,335,250	1,213,250	1,135,000	1,058,000	4,741,500
Ceiling price per Bbl	$64.67	$64.00	$63.47	$62.95	$63.83
Floor price per Bbl	$56.46	$56.06	$55.74	$55.43	$55.96
Oil Basis Swaps: (b)
2019:
Volume (Bbl)	11,693,000	11,601,500	11,178,000	10,717,000	45,189,500
Price per Bbl	$(3.00)	$(3.04)	$(2.99)	$(3.10)	$(3.03)
2020:
Volume (Bbl)	8,645,000	8,645,000	8,740,000	8,740,000	34,770,000
Price per Bbl	$(0.82)	$(0.82)	$(0.82)	$(0.82)	$(0.82)
2021:
Volume (Bbl)	1,350,000	1,365,000	1,380,000	1,380,000	5,475,000
Price per Bbl	$0.59	$0.59	$0.59	$0.59	$0.59
Natural Gas Price Swaps: (c)
2019:
Volume (MMBtu)	10,891,533	17,241,387	17,298,537	17,209,535	62,640,992
Price per MMBtu	$2.86	$2.87	$2.87	$2.87	$2.87
2020:
Volume (MMBtu)	4,413,500	4,413,500	4,278,000	4,278,000	17,383,000
Price per MMBtu	$2.70	$2.70	$2.70	$2.70	$2.70

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

Derivative counterparties.  The Company uses credit and other financial criteria to evaluate the creditworthiness of counterparties to its derivative instruments. The Company believes that all of its derivative counterparties are currently acceptable credit risks. The Company is not required to provide credit support or collateral to any counterparties under its derivative contracts, nor are they required to provide credit support to the Company. In September 2017, the Company elected to enter into an “Investment Grade Period,” as defined in Note 10, under the Credit Facility, which had the effect of releasing all collateral formerly securing the Credit Facility. Additionally, as a result of the Company’s Investment Grade Period election along with amendments to certain ISDA Agreements with the Company’s derivative counterparties, the Company’s derivatives are no longer secured. See Note 10 for additional information regarding the Credit Facility.

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

Note 10. Debt

The Company’s debt consisted of the following at December 31, 2018 and 2017:

	December 31,
(in millions)	2018	2017

Credit facility due 2022	$242	$322
4.375% unsecured senior notes due 2025 (a)	600	600
3.75% unsecured senior notes due 2027	1,000	1,000
4.3% unsecured senior notes due 2028	1,000	-
4.875% unsecured senior notes due 2047	800	800
4.85% unsecured senior notes due 2048	600	-
Unamortized original issue discount	(10)	(6)
Senior notes issuance costs, net	(38)	(25)
Less: current portion	-	-
Total long-term debt	$4,194	$2,691

(a)	For each of the twelve month periods beginning on January 15, 2020, 2021, 2022, 2023 and thereafter, these notes are callable at 103.281%, 102.188%, 101.094% and 100%, respectively.

Credit Facility. The Credit Facility has a maturity date of May 9, 2022. At December 31, 2018, the Company’s commitments from its bank group were $2.0 billion.

In April 2017, the Company amended the Credit Facility to extend the maturity date and decrease unused lender commitments. The amendment also lowered the corporate ratings floor sufficient to automatically terminate an Investment Grade Period under the Credit Facility from (i) “Ba1” to “Ba2” for Moody’s Investors Service, Inc. (“Moody’s”) and (ii) “BB+” to “BB” for S&P Global Ratings (“S&P”).

The Company recorded a loss on extinguishment of debt of approximately $1 million in 2017 for the proportional amount of unamortized deferred loan costs associated with banks that are no longer in the Credit Facility syndicate as a result of the April 2017 amendment.

In September 2017, the Company elected to enter into an Investment Grade Period under the Credit Facility, which had the effect of releasing all collateral formerly securing the Credit Facility. If the Investment Grade Period under the Credit Facility terminates (whether automatically due to a downgrade of the Company’s credit ratings below certain thresholds or by the Company’s election), the Credit Facility will once again be secured by a first lien on substantially all of the Company’s oil and natural gas properties and by a pledge of the equity interests in its subsidiaries. At December 31, 2018, certain of the Company’s 100 percent owned subsidiaries are guarantors under the Credit Facility.

During an Investment Grade Period, advances on the Credit Facility bear interest, at the Company’s option, based on (i) an alternative base rate, which is equal to the highest of (a) the prime rate of JPMorgan Chase Bank (5.5 percent at December 31, 2018), (b) the federal funds effective rate plus 0.5 percent and (c) LIBOR plus 1.0 percent or (ii) LIBOR. The Credit Facility’s interest rates and commitment fees on the unused portion of the available commitment vary depending on the Company’s credit ratings from Moody’s and S&P. At the Company’s current credit ratings, LIBOR Rate Loans and Alternate Base Rate Loans bear interest margins of 150 basis points and 50 basis points per annum, respectively, and commitment fees on the unused portion of the available commitment are 25 basis points per annum. During the years ended December 31, 2018, 2017 and 2016, the Company incurred commitment fees on the unused portion of the available commitments of $5 million, $6 million and $8 million, respectively. The Company had $1.8 billion of unused commitments, net of letters of credit, under the Credit Facility at December 31, 2018.

The Credit Facility contains various restrictive covenants and compliance requirements, which include:

•          maintenance of certain financial ratios, including maintenance of a quarterly ratio of consolidated total debt to consolidated earnings, as defined, before interest expense, income taxes, depletion, depreciation, and amortization, exploration expense and other non-cash income and expenses to be no greater than 4.25 to 1.0,

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

and during an Investment Grade Period, if the Company does not have both a rating of “Baa3” or better from Moody’s and a rating of “BBB-” or better from S&P, maintenance of a quarterly ratio of PV-9 of the Company’s oil and natural gas properties reflected in its most recently delivered reserve report to consolidated total debt to be no less than 1.50 to 1.0;

•          limits on the incurrence of additional indebtedness and certain types of liens;

•          restrictions as to mergers, combinations and dispositions of assets; and

•          restrictions on the payment of cash dividends.

Senior notes. Interest on the Company’s senior notes is paid in arrears semi-annually. The senior notes are fully and unconditionally guaranteed on a senior unsecured basis by certain of the Company’s 100 percent owned subsidiaries, subject to customary release provisions as described in Note 17, and rank equally in right of payments with one another.

On July 2, 2018, the Company issued $1,600 million in aggregate principal amount of unsecured senior notes, consisting of $1,000 million in aggregate principal amount of 4.3% unsecured senior notes due 2028 (the “4.3% Notes”) and $600 million in aggregate principal amount of 4.85% unsecured senior notes due 2048 (the “4.85% Notes” and, together with the 4.3% Notes, the “Notes”). The 4.3% Notes were issued at a price equal to 99.660 percent of par, and the 4.85% Notes were issued at a price equal to 99.740 percent of par. The net proceeds of approximately $1,579 million were used to redeem and cancel all of RSP’s outstanding $700 million aggregate principal amount of 6.625% unsecured senior notes due 2022 (the “RSP 2022 Notes”) and $450 million aggregate principal amount of 5.25% unsecured senior notes due 2025 (the “RSP 2025 Notes” and, together with the RSP 2022 Notes, the “RSP Notes”). The Company made aggregate payments of approximately $1.2 billion to redeem and cancel the RSP Notes, including make-whole call premiums of approximately $35 million and $33 million for the RSP 2022 Notes and RSP 2025 Notes, respectively. The Company also paid accrued interest of approximately $14 million on the RSP Notes. The remaining proceeds, along with borrowings under the Credit Facility, were used to repay the $540 million of outstanding principal under RSP’s revolving credit facility, including $1 million in accrued interest. See Note 4 for additional information regarding the RSP Acquisition.

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

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

As a result of these transactions, the Company recorded a loss on extinguishment of debt for the year ended December 31, 2017 as follows:

	Senior Notes
	September 2017
(in millions)	Tender Offer	Extinguishment	Total

Cash:
Tender premium	$36	$-	$36
Make-whole premium	-	25	25
Prepaid interest	-	2	2
Total cash	36	27	63
Non-cash:
Unamortized original issue premium	(11)	(8)	(19)
Unamortized deferred loan costs	12	9	21
Total non-cash	1	1	2
Total loss on extinguishment of debt	$37	$28	$65

In December 2016, the Company issued $600 million in aggregate principal amount of 4.375% senior notes due 2025 at par, for which it received net proceeds of approximately $593 million. The Company used the net proceeds from the offering to fund the satisfaction and discharge of its obligations under the indenture of the $600 million outstanding principal amount of its 6.5% unsecured senior notes due 2022 (the “6.5% Notes”) at a price equal to 103.25 percent of par. The early extinguishment price included the make-whole premium as determined in accordance with the indenture governing the 6.5% Notes. In December 2016, the Company also paid interest of approximately $20 million on the 6.5% Notes through January 16, 2017.

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

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

At December 31, 2018, the Company was in compliance with the covenants under all of its debt instruments.

Principal maturities of long-term debt.  Principal maturities of long-term debt outstanding at December 31, 2018 were as follows:

(in millions)

2019	$-
2020	-
2021	-
2022	242
2023	-
Thereafter	4,000
Total	$4,242

Interest expense.  The following amounts have been incurred and charged to interest expense for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
(in millions)	2018	2017	2016

Cash payments for interest	$118	$139	$232
Non-cash interest	5	6	9
Net changes in accruals	34	4	(37)
Interest costs incurred	157	149	204
Less: capitalized interest	(8)	(3)	-
Total interest expense	$149	$146	$204

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

Note 11. Commitments and contingencies

Severance agreements.   The Company has entered into severance and change in control agreements with all of its officers. The current annual salaries for the Company’s officers covered under such agreements total approximately $9 million.

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

Regulatory and environmental compliance. Regulatory liabilities relate to acquisitions where additional equipment is necessary to have facilities compliant with local, state and federal obligations. Environmental expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments is fixed and readily determinable. Environmental liabilities normally involve estimates that are subject to revision until settlement occurs. At December 31, 2018 and 2017, the Company had regulatory and environmental liabilities of approximately $26 million and $3  million, respectively, which are included in other current liabilities on the accompanying consolidated balance sheets. During the years ended December 31, 2018, 2017 and 2016, the Company recognized regulatory and environmental charges of approximately $23 million, $9  million and $7  million, respectively, which are included in oil and natural gas production expense in the accompanying consolidated statements of operations.

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

Commitments. The Company periodically enters into contractual arrangements under which the Company is committed to expend funds. These contractual arrangements relate to purchase agreements the Company has entered into including drilling commitments, water commitment agreements, throughput volume delivery commitments, fixed and variable power commitments, sand commitment agreements, fixed asset commitments and maintenance commitments. The following table summarizes the Company’s commitments at December 31, 2018:

			Drilling
	Volume Delivery	Power	Commitments
(in millions)	Commitments	Commitments (a)	and Other	Total

2019	$12	$11	$65	$88
2020	28	13	38	79
2021	29	12	35	76
2022	21	12	3	36
2023	19	12	2	33
Thereafter	73	50	7	130
Total	$182	$110	$150	$442

(a)	Certain power commitments include a variable price component that is based on the last day settlement price of the NYMEX futures contract for the physical delivery period.

At December 31, 2018, the Company’s delivery commitments covered the following gross volumes of oil and natural gas:

	Oil	Natural Gas
	(in MMBbl)	(in MMcf)

2019	19	5,148
2020	38	17,321
2021	39	21,627
2022	41	16,425
2023	33	16,425
Thereafter	147	49,320
Total	317	126,266

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

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

Operating leases. Lease payments associated with operating leases for the year ended December 31, 2018 were approximately $13 million, $10 million and $8 million for the years ended December 31, 2017 and 2016, respectively.

Future minimum lease commitments under non-cancellable leases at December 31, 2018 were as follows:

(in millions)

2019	$14
2020	12
2021	10
2022	3
2023	-
Thereafter	1
Total	$40

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

Note 12. Income taxes

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

The Company’s income tax expense (benefit) attributable to income (loss) from operations consisted of the following for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
(in millions)	2018	2017	2016

Current:
U.S. federal	$-	$(6)	$(12)
U.S. state and local	(2)	2	-
Total current income tax benefit	(2)	(4)	(12)
Deferred:
U.S. federal	547	(94)	(771)
U.S. state and local	58	23	(93)
Total deferred income tax expense (benefit)	605	(71)	(864)
Total income tax expense (benefit)	$603	$(75)	$(876)

The reconciliation between the income tax expense (benefit) computed by multiplying pre-tax income (loss) by the U.S. federal statutory rate and the reported amounts of income tax expense (benefit) is as follows:

	Years Ended December 31,
(in millions)	2018	2017	2016

Income (loss) at U.S. federal statutory rate	$607	$308	$(818)
Enactment date and measurement period adjustments from the TCJA	(7)	(398)	-
State income taxes, net of federal tax effect	52	17	(41)
Change in estimated effective statutory state income tax rate	(8)	-	(21)
Excess tax benefit due to stock-based compensation	(12)	(6)	-
Research and development credits, net of unrecognized tax benefits	(41)	-	-
Other	12	4	4
Income tax expense (benefit)	$603	$(75)	$(876)

Effective tax rate	21%	(9)%	38%

On December 22, 2017, the President signed into law the TCJA, which enacted significant changes to federal income tax laws, including a decrease in the federal corporate income tax rate from 35 percent to 21 percent, which was effective January 1, 2018. In accordance with SAB 118, the Company recorded, based on reasonable estimates, a $398 million decrease to its income tax provision at December 31, 2017. This provisional amount related to the re-measurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. At December 31, 2018, the Company completed its accounting for all of the enactment-date tax effects of the TCJA and recognized an adjustment of $7 million which is included as a component of income tax expense.

The Company monitors changes in enacted tax rates for the jurisdictions in which it operates. The Company monitors its state tax apportionment footprint and makes updates for changes in its projected activity, including changes in budgets and drilling plans and changes as a result of acquisitions or divestitures. Based upon the Company’s projected future activity for the states in which it conducts business, the timing for when it anticipates its deferred tax items to become taxable and

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

enacted tax rates at such time deferred items become taxable, the Company revised its estimated state tax rate, primarily due to the impact of the RSP Acquisition. As a result, the Company recorded an income tax benefit of approximately $8 million, net of federal tax benefit, in its income tax provision for the year ended December 31, 2018. The Company did not revise its estimated state rate and, as such, did not record an additional deferred state tax benefit for the year ended December 31, 2017. The Company revised its estimated state rate and recorded a deferred state tax benefit of approximately $21 million for the year ended December 31, 2016.

The Company recorded an income tax benefit of approximately $12 million and $6 million for the years ended December 31, 2018 and 2017, respectively, related to excess tax benefits on stock-based awards, which are recorded in the income tax provision pursuant to ASU 2016-09 adopted on January 1, 2017.

At December 31, 2018, the Company had approximately $2.2 billion of federal net operating losses (“NOLs”), including $516 million acquired from RSP, net of reduction for unrecognized tax benefits. At December 31, 2018, the Company had approximately $1.5 billion of NOLs that will begin to expire in the tax year 2034 but are allowable as a deduction against 100 percent of future taxable income since they were generated prior to the effective date of the limitations imposed by the TCJA. Additionally, the Company has estimated an apportioned New Mexico NOL of approximately $520 million that will begin to expire in 2036.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	December 31,
(in millions)	2018	2017

Deferred tax assets:
Stock-based compensation	$26	$18
Derivative instruments	-	87
Asset retirement obligation	41	33
Net operating losses and other carryforwards	525	31
Research and development and other credits	61	-
Other	17	13
Total deferred tax assets	670	182
Less: Valuation allowance	(3)	-
Net deferred tax assets	667	182

Deferred tax liabilities:
Oil and natural gas properties, principally due to differences in basis and
depreciation and the deduction of intangible drilling costs for tax purposes	(2,270)	(852)
Intangible assets - operating rights	(4)	(5)
Derivative instruments	(158)	-
Other	(43)	(12)
Total deferred tax liabilities	(2,475)	(869)
Net deferred tax liabilities	$(1,808)	$(687)

On July 19, 2018, the Company completed the RSP Acquisition. For federal income tax purposes, the transaction qualified as a tax-free merger whereby the Company acquired carryover tax basis in RSP’s assets and liabilities. As of December 31, 2018, the Company recorded an opening balance sheet deferred tax liability of $515 million, which includes a deferred tax asset related to tax attributes acquired from RSP. The acquired income tax attributes primarily consist of NOLs and research and development credits that are subject to an annual limitation under Internal Revenue Code Section 382. The Company expects that these tax attributes will be fully utilized prior to expiration. The Company had net deferred tax liabilities of approximately $1.8 billion and $687 million as of December 31, 2018 and 2017, respectively.

Pursuant to management’s assessment, the Company does not believe a cumulative ownership change has occurred as of December 31, 2018. As such, Section 382 of the Internal Revenue Code of 1986, as amended, is not expected to limit the Company’s ability to utilize its NOL carryforward as of December 31, 2018. As noted above, tax attributes acquired from RSP

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

include NOLs and credits subject to an annual limitation under Section 382; however, the Company expects that these tax attributes will be fully utilized prior to expiration.

Management monitors company-specific, oil and natural gas industry and worldwide economic factors and assesses the likelihood that the Company’s NOLs and other deferred tax attributes will be utilized prior to their expiration. At December 31, 2018, management considered all factors including the expected reversal of deferred tax liabilities (including the impact of available carryforward periods), historical operating income tax planning strategies and projected future taxable income. Based on the results of the assessment, a valuation allowance of $3 million was recorded related to charitable contribution carryforwards not anticipated to be utilized prior to expiration. Management determined that it is more likely than not that the Company will realize its remaining deferred tax assets.

The following table sets forth changes in the Company’s unrecognized tax benefits:

December 31,
(in millions)	2018

Balance at beginning of year	$-
Increase resulting from tax positions acquired	26
Increase resulting from prior period tax positions	20
Increase resulting from current tax period positions	26
Balance at end of year	72
Less: Effects of temporary items	(9)
Total that, if recognized, would impact the effective income tax as of the end of the year	$63

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based upon the technical merits of the position. At December 31, 2018, the Company had unrecognized tax benefits of approximately $63 million, primarily related to research and development credits. If all or a portion of the unrecognized tax benefit is sustained upon examination by the taxing authorities, the tax benefit will be recognized as a reduction to the Company's deferred tax liability and will affect the Company's effective tax rate in the period recognized. The timing as to when the Company will substantially resolve the uncertainties associated with the unrecognized tax benefit is uncertain, but the Company does not expect that a change in the unrecognized tax benefit within the next 12 months would have a material impact to the financial statements.

The Company has not recognized any interest or penalties relating to unrecognized tax benefits in its consolidated financial statements. Any interest or penalties would be recognized as a component of income tax expense. In the Company’s major tax jurisdictions, the earliest year open to examination is 2013.

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

Note 13. Major customers and derivative counterparties

Sales to major customers. The Company’s share of oil and natural gas production is sold to various purchasers. The Company is of the opinion that the loss of any one purchaser would not have a material adverse effect on the ability of the Company to sell its oil and natural gas production.

The following purchasers individually accounted for 10 percent or more of the consolidated oil and natural gas revenues during the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018	2017	2016

Plains Marketing and Transportation, Inc.	18%	21%	29%
Holly Frontier Refining and Marketing, LLC	(a)	10%	16%

(a) This purchaser did not account for 10% or more of total revenue for the period.

At December 31, 2018, the Company had receivables from Plains Marketing & Transportation Inc. of $82 million, which are reflected in accounts receivable — oil and natural gas in the accompanying consolidated balance sheets.

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

At December 31, 2018, the Company had a net asset position of $695 million as a result of outstanding derivative contracts which are reflected in the accompanying consolidated balance sheets. The Company assessed the balances held by each of its derivative counterparties for concentration risk and noted balances of approximately $151 million, $92 million and $84 million with JP Morgan, Citigroup and Wells Fargo, respectively.

Note 14. Related party transactions

The Company paid royalties on certain properties to a partnership in which a director of the Company is the general partner and owns a 3.5 percent partnership interest. These payments were reported in the Company’s consolidated statements of operations and totaled approximately $8 million, $7 million and $4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

Note 15. Earnings per share

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

The following table reconciles the Company’s earnings from operations and earnings attributable to common stockholders to the basic and diluted earnings used to determine the Company’s earnings per share amounts for the years ended December 31, 2018, 2017 and 2016, respectively, under the two-class method:

	Years Ended December 31,
(in millions, except per share amounts)	2018	2017	2016

Net income (loss) as reported	$2,286	$956	$(1,462)
Participating basic earnings (a)	(17)	(7)	-
Basic earnings attributable to common stockholders	2,269	949	(1,462)
Reallocation of participating earnings	-	-	-
Diluted earnings attributable to common stockholders	$2,269	$949	$(1,462)

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

The following table is a reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
(in thousands)	2018	2017	2016

Weighted average common shares outstanding:
Basic	170,925	147,320	134,755
Dilutive common stock options	-	3	-
Dilutive performance units	324	633	-
Diluted	171,249	147,956	134,755

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

The following table is a summary of the performance units, which were not included in the computation of diluted net income per share, as inclusion of these items would be antidilutive:

	Years Ended December 31,
(in thousands)	2018	2017	2016

Number of antidilutive common shares:
Antidilutive performance units	108	81	-

Note 16. Other current liabilities

The following table provides the components of the Company’s other current liabilities at December 31, 2018 and 2017:

	December 31,
(in millions)	2018	2017

Other current liabilities:
Accrued production costs	$135	$72
Payroll related matters	49	40
Accrued interest	70	36
Settlements due on derivatives	-	25
Asset retirement obligations	11	12
Other	55	31
Other current liabilities	$320	$216

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

Note 17.  Subsidiary guarantors

At December 31, 2018, certain of the Company’s 100 percent owned subsidiaries have fully and unconditionally guaranteed the Company’s senior notes. The indentures governing the Company’s senior notes provide that the guarantees of its subsidiary guarantors will be released in certain customary circumstances including (i) in connection with any sale, exchange or other disposition, whether by merger, consolidation or otherwise, of the capital stock of that guarantor to a person that is not the Company or a restricted subsidiary of the Company, such that, after giving effect to such transaction, such guarantor would no longer constitute a subsidiary of the Company, (ii) in connection with any sale, exchange or other disposition (other than a lease) of all or substantially all of the assets of that guarantor to a person that is not the Company or a restricted subsidiary of the Company, (iii) upon the merger of a guarantor into the Company or any other guarantor or the liquidation or dissolution of a guarantor, (iv) if the Company designates any restricted subsidiary that is a guarantor to be an unrestricted subsidiary in accordance with the indenture, (v) upon legal defeasance or satisfaction and discharge of the indenture and (vi) upon written notice of such release or discharge by the Company to the trustee following the release or discharge of all guarantees by such guarantor of any indebtedness that resulted in the creation of such guarantee, except a discharge or release by or as a result of payment under such guarantee.

See Note 10 for a summary of the Company’s senior notes. In accordance with practices accepted by the SEC, the Company has prepared condensed consolidating financial statements in order to quantify the assets, results of operations and cash flows of such subsidiaries as subsidiary guarantors. In addition, certain of the Company’s subsidiaries do not guarantee the Company’s senior notes and are included in the Company’s consolidated financial statements. These entities are 100 percent owned subsidiaries and are referred to as “Subsidiary Non-Guarantors” in the tables below. An additional entity did not guarantee the Company’s senior notes at December 31, 2017. This entity was a VIE that was formed to effectuate a tax-free exchange of assets. During 2018, the Reverse Exchange 1031 was completed and all assets and liabilities attributable to the VIE were conveyed to the Company. This entity did not guarantee the Company’s senior notes until the conveyance was completed. See Note 5 for additional information regarding the completion of the Reverse 1031 Exchange. The Company’s less than 100 percent owned subsidiaries, primarily equity method investments, do not guarantee the Company’s senior notes.

The following condensed consolidating balance sheets at December 31, 2018 and 2017, condensed consolidating statements of operations and condensed consolidating statements of cash flows for the years ended December 31, 2018, 2017 and 2016, present financial information for Concho Resources Inc. as the parent on a stand-alone basis (carrying any investments in subsidiaries under the equity method), financial information for the subsidiary guarantors on a stand-alone basis (carrying any investment in non-guarantor subsidiaries under the equity method), financial information for the subsidiary non-guarantors on a stand-alone basis and the consolidation and elimination entries necessary to arrive at the information for the Company on a consolidated basis. All current and deferred income taxes are recorded on Concho Resources Inc., as the subsidiaries are flow-through entities for income tax purposes. The subsidiary guarantors and subsidiary non-guarantors are not restricted from making distributions to the Company.

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

Condensed Consolidating Balance Sheet
December 31, 2018

	Parent	Subsidiary	Subsidiary	Consolidating
(in millions)	Issuer	Guarantors	Non-Guarantor	Entries	Total

ASSETS
Accounts receivable - related parties	$18,155	$-	$-	$(18,155)	$-
Other current assets	534	875	-	-	1,409
Oil and natural gas properties, net	-	21,988	17	-	22,005
Property and equipment, net	-	308	-	-	308
Investment in subsidiaries	5,411	-	-	(5,411)	-
Goodwill	-	2,224	-	-	2,224
Other long-term assets	224	124	-	-	348
Total assets	$24,324	$25,519	$17	$(23,566)	$26,294

LIABILITIES AND EQUITY
Accounts payable - related parties	$-	$18,138	$17	$(18,155)	$-
Other current liabilities	70	1,286	-	-	1,356
Long-term debt	4,194	-	-	-	4,194
Other long-term liabilities	1,292	684	-	-	1,976
Equity	18,768	5,411	-	(5,411)	18,768
Total liabilities and equity	$24,324	$25,519	$17	$(23,566)	$26,294

Condensed Consolidating Balance Sheet
December 31, 2017

	Parent	Subsidiary	Subsidiary	Consolidating
(in millions)	Issuer	Guarantors	Non-Guarantors	Entries	Total

ASSETS
Accounts receivable - related parties	$8,836	$(669)	$-	$(8,167)	$-
Other current assets	6	576	10	-	592
Oil and natural gas properties, net	-	12,192	615	-	12,807
Property and equipment, net	-	234	-	-	234
Investment in subsidiaries	3,202	-	-	(3,202)	-
Other long-term assets	23	76	-	-	99
Total assets	$12,067	$12,409	$625	$(11,369)	$13,732

LIABILITIES AND EQUITY
Accounts payable - related parties	$(669)	$8,223	$613	$(8,167)	$-
Other current liabilities	341	821	3	-	1,165
Long-term debt	2,691	-	-	-	2,691
Other long-term liabilities	789	166	6	-	961
Equity	8,915	3,199	3	(3,202)	8,915
Total liabilities and equity	$12,067	$12,409	$625	$(11,369)	$13,732

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2018

	Parent	Subsidiary	Subsidiary	Consolidating
(in millions)	Issuer	Guarantors	Non-Guarantor	Entries	Total
Total operating revenues	$-	$4,146	$5	$-	$4,151
Total operating costs and expenses	829	(2,047)	(3)	-	(1,221)
Income from operations	829	2,099	2	-	2,930
Interest expense	(149)	-	-	-	(149)
Other, net	2,209	108	-	(2,209)	108
Income before income taxes	2,889	2,207	2	(2,209)	2,889
Income tax expense	(603)	-	-	-	(603)
Net income	$2,286	$2,207	$2	$(2,209)	$2,286

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2017

	Parent	Subsidiary	Subsidiary	Consolidating
(in millions)	Issuer	Guarantors	Non-Guarantors	Entries	Total

Total operating revenues	$-	$2,566	$20	$-	$2,586
Total operating costs and expenses	(129)	(1,369)	(17)	-	(1,515)
Income (loss) from operations	(129)	1,197	3	-	1,071
Interest expense	(145)	(1)	-	-	(146)
Loss on extinguishment of debt	(66)	-	-	-	(66)
Other, net	1,221	22	-	(1,221)	22
Income before income taxes	881	1,218	3	(1,221)	881
Income tax benefit	75	-	-	-	75
Net income	$956	$1,218	$3	$(1,221)	$956

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2016

	Parent	Subsidiary	Consolidating
(in millions)	Issuer	Guarantors	Entries	Total

Total operating revenues	$-	$1,635	$-	$1,635
Total operating costs and expenses	(370)	(3,339)	-	(3,709)
Loss from operations	(370)	(1,704)	-	(2,074)
Interest expense	(202)	(2)	-	(204)
Loss on extinguishment of debt	(56)	-	-	(56)
Other, net	(1,710)	(4)	1,710	(4)
Loss before income taxes	(2,338)	(1,710)	1,710	(2,338)
Income tax benefit	876	-	-	876
Net loss	$(1,462)	$(1,710)	$1,710	$(1,462)

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2018

	Parent	Subsidiary	Subsidiary	Consolidating
(in millions)	Issuer	Guarantors	Non-Guarantor	Entries	Total

Net cash flows provided by operating activities	$338	$2,220	$-	$-	$2,558
Net cash flows used in investing activities	-	(2,216)	-	-	(2,216)
Net cash flows used in financing activities	(338)	(4)	-	-	(342)
Net increase in cash and cash equivalents	-	-	-	-	-
Cash and cash equivalents at beginning of period	-	-	-	-	-
Cash and cash equivalents at end of period	$-	$-	$-	$-	$-

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2017

	Parent	Subsidiary	Subsidiary	Consolidating
(in millions)	Issuer	Guarantors	Non-Guarantors	Entries	Total

Net cash flows provided by operating activities	$145	$1,549	$1	$-	$1,695
Net cash flows used in investing activities	-	(1,105)	(614)	-	(1,719)
Net cash flows provided by (used in) financing
activities	(145)	(497)	613	-	(29)
Net decrease in cash and cash equivalents	-	(53)	-	-	(53)
Cash and cash equivalents at beginning of period	-	53	-	-	53
Cash and cash equivalents at end of period	$-	$-	$-	$-	$-

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2016

	Parent	Subsidiary	Consolidating
(in millions)	Issuer	Guarantors	Entries	Total

Net cash flows provided by (used in) operating activities	$(665)	$2,049	$-	$1,384
Net cash flows used in investing activities	-	(2,225)	-	(2,225)
Net cash flows provided by financing activities	665	-	-	665
Net decrease in cash and cash equivalents	-	(176)	-	(176)
Cash and cash equivalents at beginning of period	-	229	-	229
Cash and cash equivalents at end of period	$-	$53	$-	$53

Concho Resources Inc.

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

Note 18.  Subsequent events

Dividends. On February 19, 2019, the Company’s board of directors declared a cash dividend of $0.125 per share for the first quarter of 2019. The total cash dividend, including the cash dividend on unvested restricted stock awards, of $25 million is expected to be paid on March 29, 2019. Any payment of future dividends will be at the discretion of the Company’s board of directors and will depend on, among other things, the Company’s earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that the Company’s board of directors deems relevant. Covenants contained in the Company’s agreement governing its Credit Facility and the indentures governing the Company’s senior notes could limit the payment of dividends.

Marketing contract. Consistent with the Company’s strategy of diversifying its oil pricing, in January 2019, the Company entered into a firm sales agreement with a third-party purchaser. The purchaser provides an integrated transportation and marketing strategy, including ample dock capacity. The agreement has a term that ends five years after the startup of Cactus II Pipeline system and requires the Company to deliver 50,000 barrels of oil per day that will receive waterborne market pricing.

New commodity derivative contracts.  After December 31, 2018, the Company entered into the following derivative contracts to hedge additional amounts of estimated future production:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Oil Price Swaps: (a)
2019:
Volume (Bbl)	1,357,000	2,184,000	1,564,000	1,380,000	6,485,000
Price per Bbl	$54.75	$54.92	$54.51	$54.41	$54.68
2020:
Volume (Bbl)	3,094,000	3,094,000	2,760,000	2,760,000	11,708,000
Price per Bbl	$54.65	$54.65	$54.61	$54.61	$54.63
2021:
Volume (Bbl)	2,070,000	2,093,000	1,932,000	1,932,000	8,027,000
Price per Bbl	$54.50	$54.50	$54.42	$54.42	$54.46
Oil Basis Swaps: (b)
2019:
Volume (Bbl)	236,000	364,000	1,472,000	1,472,000	3,544,000
Price per Bbl	$(2.80)	$(2.80)	$(1.51)	$(1.51)	$(1.73)
2020:
Volume (Bbl)	2,002,000	1,547,000	1,380,000	1,380,000	6,309,000
Price per Bbl	$(0.11)	$(0.01)	$0.01	$0.01	$(0.03)
2021:
Volume (Bbl)	720,000	728,000	736,000	736,000	2,920,000
Price per Bbl	$0.48	$0.48	$0.48	$0.48	$0.48
Natural Gas Price Swaps: (c)
2020:
Volume (MMBtu)	1,820,000	1,820,000	1,840,000	1,840,000	7,320,000
Price per MMBtu	$2.70	$2.70	$2.70	$2.70	$2.70

(a)	The oil derivative contracts are settled based on the NYMEX – WTI monthly average futures price.
(b)	The basis differential price is between Midland – WTI and Cushing – WTI.
(c)	The natural gas derivative contracts are settled based on the NYMEX – Henry Hub last trading day futures price.

Concho Resources Inc.

Unaudited Supplementary Data

December 31, 2018, 2017 and 2016

Capitalized costs

	December 31,
(in millions)	2018	2017

Oil and natural gas properties:
Proved	$24,992	$18,565
Unproved	6,714	2,702
Less: accumulated depletion	(9,701)	(8,460)
Net capitalized costs for oil and natural gas properties	$22,005	$12,807	(a)

(a)	Approximately $135 million of the balance at December 31, 2017 relates to assets held for sale.

Costs incurred for oil and natural gas producing activities

	Years Ended December 31,
(in millions)	2018	2017	2016

Property acquisition costs:
Proved	$4,136	$303	$982
Unproved	3,617	905	1,154
Exploration	1,588	1,021	701
Development	1,050	653	449
Total costs incurred for oil and natural gas properties	$10,391	$2,882	$3,286

Concho Resources Inc.

Unaudited Supplementary Data

December 31, 2018, 2017 and 2016

Results of operations for oil and natural gas producing activities

The following table provides results of operations for the Company’s oil and natural gas producing activities and excludes amounts incurred from the Company’s non-oil and gas producing activities for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
(in millions)	2018	2017	2016

Oil and natural gas producing activities:

Operating revenues:
Oil sales	$3,443	$2,092	$1,350
Natural gas sales	708	494	285
Total operating revenues	4,151	2,586	1,635
Operating costs and expenses:
Oil and natural gas production	590	408	320
Production and ad valorem taxes	305	199	131
Gathering, processing and transportation	55	-	-
Exploration and abandonments	65	59	77
Depreciation, depletion and amortization	1,478	1,146	1,167
Accretion of discount on asset retirement obligation	10	8	7
Impairments of long-lived assets	-	-	1,525
General and administrative	311	244	226
(Gain) loss on derivatives	(832)	126	369
Gain on disposition of assets, net	(800)	(23)	(118)
Total operating costs and expenses	1,182	2,167	3,704
Income (loss) before income taxes	2,969	419	(2,069)
Income tax (expense) benefit at statutory rate	(674)	(154)	759
Net income (loss)	$2,295	$265	$(1,310)

Concho Resources Inc.

Unaudited Supplementary Data

December 31, 2018, 2017 and 2016

Reserve Quantity Information

The following information represents estimates of the Company’s proved reserves. The pricing that was used for estimates of the Company’s reserves as of December 31, 2018 was based on the SEC pricing of $62.04 per Bbl West Texas Intermediate posted oil price and $3.10 per MMBtu Henry Hub spot natural gas price.

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

The Company’s proved oil and natural gas reserves are all located in the United States, primarily in the Permian Basin of Southeast New Mexico and West Texas. All of the estimates of the proved reserves at December 31, 2018, 2017 and 2016 are based on reports prepared by Cawley, Gillespie & Associates, Inc. and Netherland, Sewell & Associates, Inc., independent petroleum engineers. Proved reserves were estimated in accordance with the guidelines established by the SEC and the FASB.

The following table summarizes the prices utilized in the reserve estimates for 2018, 2017 and 2016. Commodity prices utilized for the reserve estimates prior to adjustments for location, grade and quality are as follows:

	December 31,
	2018	2017	2016

Prices utilized in the reserve estimates before adjustments:
Oil per Bbl	$62.04	$47.79	$39.25
Natural gas per MMBtu	$3.10	$2.98	$2.48

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

Concho Resources Inc.

Unaudited Supplementary Data

December 31, 2018, 2017 and 2016

The following table provides a rollforward of the total proved reserves for the years ended December 31, 2018, 2017 and 2016, as well as proved developed and proved undeveloped reserves at the beginning and end of each respective year.

	2018			2017			2016
	Oil and Condensate (MMBbls)	Natural Gas (Bcf)	Total (MMBoe)	Oil and Condensate (MMBbls)	Natural Gas (Bcf)	Total (MMBoe)	Oil and Condensate (MMBbls)	Natural Gas (Bcf)	Total (MMBoe)

Total Proved Reserves:
Balance, January 1	500	2,043	840	428	1,752	720	368	1,534	623
Purchases of minerals-in-place	233	449	308	22	72	34	41	109	59
Sales of minerals-in-place	(8)	(54)	(17)	(2)	(9)	(4)	(6)	(15)	(8)
Extensions and discoveries	151	452	226	115	351	174	84	247	125
Revisions of previous estimates	(65)	(58)	(74)	(20)	38	(14)	(25)	4	(24)
Production	(61)	(208)	(96)	(43)	(161)	(70)	(34)	(127)	(55)
Balance, December 31	750	2,624	1,187	500	2,043	840	428	1,752	720

Proved Developed Reserves:
January 1	336	1,512	588	267	1,190	466	204	927	358
December 31	500	1,941	824	336	1,512	588	267	1,190	466

Proved Undeveloped Reserves:
January 1	164	531	252	161	561	254	164	607	265
December 31	250	683	363	164	531	252	161	561	254

For the year ended December 31, 2018:

Extensions and discoveries. Extensions and discoveries of approximately 226 MMBoe are primarily the result of the Company’s continued success from its horizontal drilling programs in the Company’s operating areas. Proved developed reserves increased approximately 87 MMBoe due to the Company’s drilling activity in 2018. Based upon this activity, approximately 139 MMBoe of new proved undeveloped locations were added.

Purchases and sales of minerals-in-place. The Company’s purchases of minerals-in-place were primarily the result of the RSP Acquisition in July 2018 which added approximately 275 MMBoe. The remainder of the purchases of minerals-in-place was primarily the result of certain acquisitions and nonmonetary transactions during 2018, which added approximately 25 MMBoe in the Midland Basin and 8 MMBoe in the Delaware Basin. The Company’s sales of minerals-in-place were primarily the result of various divestitures and nonmonetary transactions during 2018.

Revisions of previous estimates. Revisions of previous estimates are primarily composed of (i)  77 MMBoe of negative revisions primarily due to proved undeveloped reserves reclassified to unproved, (ii) 15 MMBoe of net negative performance and other revisions and (iii) 18 MMBoe of positive price revisions. As the Company continues to transition its development program to large-scale projects and evaluate and analyze its producing oil and natural gas properties and drilling prospects, certain properties were no longer expected to be developed within five years of the date of their initial recognition and were removed from the Company’s current drilling plans. This includes certain properties that were identified to have a lower liquids content and certain non-operated properties that the Company reclassified due to the uncertainty regarding the timing of development. Net negative performance and other revisions primarily related to 27 MMBoe of downward revisions to certain proved developed producing properties in the Yeso field, partially offset by other positive performance revisions. Positive price revisions were the result of an increase in the oil and natural gas prices utilized in the Company’s reserve estimates at December 31, 2018 as compared to December 31, 2017.

For the year ended December 31, 2017:

Purchases and sales of minerals-in-place. The Company’s purchases of minerals-in-place are composed of approximately 11 MMBoe from the July 2017 Midland Basin acquisition, 8 MMBoe from the January 2017 Delaware Basin acquisition and 15 MMBoe from various other acquisitions throughout the year. The Company’s sales of minerals-in-place are composed of approximately 4 MMBoe from various divestitures throughout the year.

Extensions and discoveries. Extensions and discoveries of approximately 174 MMBoe are primarily the result of the Company’s continued success from its extension and infill horizontal drilling programs in its operating areas. Proved

Concho Resources Inc.

Unaudited Supplementary Data

December 31, 2018, 2017 and 2016

developed reserves increased approximately 82 MMBoe due to the Company’s exploratory drilling activity in 2017. Based upon this activity, approximately 92 MMBoe of new proved undeveloped locations were added.

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

Extensions and discoveries. Extensions and discoveries of approximately 125 MMBoe are primarily the result of the Company’s continued success from its extension and infill horizontal drilling programs in its operating areas. Proved developed reserves increased approximately 61 MMBoe due to the Company’s exploratory drilling activity. Based upon this activity, approximately 64 MMBoe of new proved undeveloped locations were added, of which the majority are one offset location from an existing producing well.

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

Concho Resources Inc.

Unaudited Supplementary Data

December 31, 2018, 2017 and 2016

The following table provides the standardized measure of discounted future net cash flows at December 31, 2018, 2017 and 2016:

	December 31,
(in millions)	2018	2017	2016

Oil and gas producing activities:
Future cash inflows	$56,621	$29,761	$20,674
Future production costs	(16,511)	(9,612)	(7,945)
Future development and abandonment costs (a)	(3,731)	(2,636)	(2,458)
Future income tax expense	(5,694)	(2,565)	(1,382)
Future net cash flows	30,685	14,948	8,889
10% annual discount factor	(15,130)	(7,470)	(4,699)
Standardized measure of discounted future net cash flows	$15,555	$7,478	$4,190

(a)

Includes $329 million, $256 million and $231 million of undiscounted asset retirement cash outflow estimated at December 31, 2018, 2017 and 2016, respectively, using current estimates of future abandonment costs less salvage values.

Changes in Standardized Measure of Discounted Future Net Cash Flows

The following table provides a rollforward of the standardized measure of discounted future net cash flows for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
(in millions)	2018	2017	2016

Oil and natural gas producing activities:
Purchases of minerals-in-place	$4,555	$304	$497
Sales of minerals-in-place	(176)	(20)	(62)
Extensions and discoveries	3,562	2,014	1,116
Development costs incurred during the period	783	619	278
Net changes in prices and production costs	2,926	1,830	(935)
Oil and natural gas sales, net of production costs	(3,201)	(1,979)	(1,184)
Changes in future development costs	304	84	591
Revisions of previous quantity estimates	(1,113)	(154)	(189)
Accretion of discount	1,001	470	405
Changes in production rates, timing and other	827	470	62
Change in present value of future net revenues	9,468	3,638	579
Net change in present value of future income tax benefit	(1,391)	(350)	(128)
	8,077	3,288	451
Balance, beginning of year	7,478	4,190	3,739
Balance, end of year	$15,555	$7,478	$4,190

Concho Resources Inc.

Unaudited Supplementary Data

December 31, 2018, 2017 and 2016

Selected Quarterly Financial Results

The following table provides selected quarterly financial results for the years ended December 31, 2018 and 2017:

	Quarter
(in millions, except per share data)	First	Second	Third	Fourth

Year ended December 31, 2018:
Total operating revenues	$947	$945	$1,192	$1,067
Operating costs and expenses (excluding gains (losses)
on derivatives and gains on disposition of assets, net)	(620)	(610)	(787)	(836)
Gains (losses) on derivatives	(35)	(133)	(625)	1,625
Gains (losses) on disposition of assets, net	723	1	(5)	81
Income (loss) from operations	$1,015	$203	$(225)	$1,937

Income tax (expense) benefit	$(254)	$(40)	$69	$(378)

Net income (loss)	$835	$137	$(199)	$1,513

Earnings per common share - Basic	$5.60	$0.92	$(1.05)	$7.56

Earnings per common share - Diluted	$5.58	$0.92	$(1.05)	$7.55

Year ended December 31, 2017:
Total operating revenues	$612	$567	$627	$780
Operating costs and expenses (excluding gains (losses)
on derivatives)	(492)	(508)	(511)	(556)
Gains (losses) on derivatives	286	209	(206)	(415)
Gains on disposition of assets, net	654	-	13	11
Income (loss) from operations	$1,060	$268	$(77)	$(180)

Income tax (expense) benefit	$(371)	$(93)	$66	$473

Net income (loss)	$650	$152	$(113)	$267

Earnings per common share - Basic	$4.39	$1.02	$(0.77)	$1.80

Earnings per common share - Diluted	$4.37	$1.02	$(0.77)	$1.79

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We had no changes in, and no disagreements with, our accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at December 31, 2018 at the reasonable assurance level.

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

As of December 31, 2018, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that the Company maintained effective internal control over financial reporting at December 31, 2018. Management’s assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of the entity acquired in the RSP Acquisition on July 19, 2018. RSP’s total assets represented approximately 40 percent of the Company’s consolidated total assets at December 31, 2018, and RSP’s revenues following the July 19, 2018 acquisition date represented approximately 12 percent of the Company’s consolidated total operating revenues for the year ended December 31, 2018.

Grant Thornton LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this annual report on Form 10-K, has issued its report on the effectiveness of the Company’s internal control over financial reporting at December 31, 2018. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting at December 31, 2018, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting. Management’s assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of the entities acquired in the RSP Acquisition. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for a period of up to one year following an acquisition while integrating the acquired company. We are in the process of integrating RSP’s and our internal controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. Except as noted above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Concho Resources Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Concho Resources Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated February 20, 2019 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of RSP Permian, Inc., a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 40 and 12 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2018. As indicated in Management’s Report, RSP Permian, Inc. was acquired during 2018. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of RSP Permian, Inc.

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

February 20, 2019

Item 9B. Other Information

                 None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Item 10 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2018.

Code of Ethics. Our board of directors has adopted a financial code of ethics applicable to our Chief Executive Officer, President, Chief Financial Officer, Chief Accounting Officer and other senior financial officers, and a code of business conduct and ethics applicable to our directors, officers and employees, in accordance with applicable U.S. federal securities laws and the corporate governance rules of the NYSE (the “Codes”). The Codes can be found on our website located at www.concho.com. We intend to disclose future amendments to certain provisions of the Codes, and waivers of the Codes granted to executive officers and directors, on our website within four business days following the date of the amendment or waiver.

Item 11.   Executive Compensation

Item 11 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2018.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity compensation plans. At December 31, 2018, a total of 10,500,000 shares of common stock were authorized for issuance under our equity compensation plan. In the table below, we describe certain information about these shares and the equity compensation plan which provides for their authorization and issuance. Included in column (1) are (i) unvested performance units at the maximum potential payout percentage and (ii) performance units relating to the performance period that ended on December 31, 2018 at the actual payout percentage of 175 percent. You can find descriptions of our stock incentive plan under Note 7 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

	(1)	(2)	(3)
	Number of		Number of securities
	securities to be	Weighted	remaining available
	issued upon	average	for future issuance
	exercise of	exercise	under equity
	outstanding	price of	compensation plans
	options, warrants	outstanding	(excluding securities
Plan category	and rights	options	reflected in column (1))

Equity compensation plan approved by the security holders (a)	901,487	$- (c)	1,409,581
Equity compensation plan not approved by the security
holders (b)	-	$-	-
Total	901,487		1,409,581

(a)		2015 Stock Incentive Plan. See Note 7 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

(b)		None.
(c)		Performance unit awards do not have an exercise price and, therefore, have been excluded from the weighted average exercise price calculation in column (2).

The remaining information required by Item 12 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2018.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Item 13 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2018.

Item 14.   Principal Accounting Fees and Services

Item 14 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2018.

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a)    Listing of Financial Statements

Financial Statements

The following consolidated financial statements are included in “Item 8. Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2018 and 2017

Consolidated Statements of Operations for the Years Ended December 31, 2018, 2017 and 2016

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016

Notes to Consolidated Financial Statements

Unaudited Supplementary Data

(b)    Exhibits

The exhibits to this report required to be filed pursuant to Item 15(b) are listed below and in the “Index to Exhibits” attached hereto.

(c)    Financial Statement Schedules

No financial statement schedules are required to be filed as part of this report or they are inapplicable.

Exhibits

Exhibit

Number                                                                                                  Description

2.1                             Agreement and Plan of Merger among Concho Resources Inc., RSP Permian, Inc. and Green Merger Sub Inc., dated as of March 27, 2018 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on March 28, 2018, and incorporated herein by reference).

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

4.3                            Tenth Supplemental Indenture, dated December 28, 2016, between Concho Resources Inc., the subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on December 28, 2016, and incorporated herein by reference).

4.4                            Eleventh Supplemental Indenture, dated January 25, 2017, among Concho Resources Inc., the subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-3 on June 14, 2018, and incorporated herein by reference).

4.5                            Twelfth Supplemental Indenture, dated September 26, 2017, among Concho Resources Inc., the subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on September 26, 2017, and incorporated herein by reference).

4.6                            Thirteenth Supplemental Indenture, dated September 26, 2017, among Concho Resources Inc., the subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K on September 26, 2017, and incorporated herein by reference).

4.7                            Fourteenth Supplemental Indenture, dated July 2, 2018, among Concho Resources Inc., the subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on July 2, 2018, and incorporated herein by reference).

4.8                            Fifteenth Supplemental Indenture, dated July 2, 2018, among Concho Resources Inc., the subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K on July 2, 2018, and incorporated herein by reference).

4.9                            Sixteenth Supplemental Indenture, dated August 14, 2018, among Concho Resources Inc., the subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on August 15, 2018, and incorporated herein by reference).

10.1            **           Form of Performance Unit Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 4, 2013, and incorporated herein by reference).

10.2            **           Form of Performance Unit Award Agreement, dated January 2, 2019 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on January 4, 2019, and incorporated herein by reference).

10.3            **           Performance Unit Award Agreement, dated January 2, 2018, by and between Concho Resources Inc. and E. Joseph Wright (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 4, 2018, and incorporated herein by reference).

10.4            **           Concho Resources Inc. 2015 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 5, 2015, and incorporated herein by reference).

10.5            **           Form of Nonstatutory Stock Option Agreement (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K on March 28, 2008, and incorporated herein by reference).

10.6            **           Form of Restricted Stock Agreement (for officers) (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K on February 22, 2013, and incorporated herein by reference).

10.7            **           Form of Restricted Stock Agreement (for non-employee directors) (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K on March 28, 2008, and incorporated herein by reference).

10.8            **           Restricted Stock Agreement, dated January 2, 2018, between Concho Resources Inc. and E. Joseph Wright (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on January 4, 2018, and incorporated herein by reference).

10.9            **           Form of Restricted Stock Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on January 4, 2019, and incorporated herein by reference).

10.10          **           Form of Succession Restricted Stock Agreement (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on January 4, 2019, and incorporated herein by reference).

10.11          **           Employment Agreement, dated January 1, 2019, by and between Concho Resources Inc. and J. Steve Guthrie (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K on January 4, 2019, and incorporated herein by reference).

10.12          **           Form of Indemnification Agreement, dated March 27, 2017, between Concho Resources Inc. and Susan J. Helms (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 28, 2017, and incorporated herein by reference).

10.13           **           Form of Indemnification Agreement, dated January 2, 2019, between Concho Resources Inc. and each of the officers and directors thereof (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 4, 2019, and incorporated herein by reference).

10.14          **           Retirement Agreement, dated May 17, 2017, by and between Concho Resources Inc. and E. Joseph Wright (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on May 19, 2017, and incorporated herein by reference).

10.15          **           Performance Unit Award Agreement, dated January 2, 2018, by and between Concho Resources Inc. and E. Joseph Wright (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 4, 2018, and incorporated herein by reference).

10.16          **           Form of Succession 3-Year Performance Unit Award Agreement, dated January 2, 2019, between Concho Resources Inc. and each of Messrs. Harper and Giraud (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K on January 4, 2019, and incorporated herein by reference).

10.17           **           Form of Succession 5-Year Performance Unit Award Agreement, dated January 2, 2019, between Concho Resources Inc. and each of Messrs. Harper and Giraud (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K on January 4, 2019, and incorporated herein by reference).

10.18           **            Restricted Stock Agreement, dated January 2, 2018, between Concho Resources Inc. and E. Joseph Wright (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on January 4, 2018, and incorporated herein by reference).

10.19                        Second Amended and Restated Credit Agreement, dated as of May 9, 2014, among Concho Resources Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the co-syndication agents and co-documentation agents named therein (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on May 12, 2014, and incorporated herein by reference).

10.20                        First Amendment to Second Amended and Restated Credit Agreement, dated as of April 8, 2015, among Concho Resources Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 9, 2015, and incorporated herein by reference).

10.21                         Second Amendment to Second Amended and Restated Credit Agreement, dated as of April 12, 2017, among Concho Resources Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on August 3, 2017, and incorporated herein by reference).

10.22                        Securities Purchase Agreement, dated January 19, 2017, between COG Operating LLC, as seller, and Plains Pipeline, L.P., as purchaser (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on May 4, 2017, and incorporated herein by reference).

10.23                         Non-Competition, Non-Solicitation and Confidentiality Agreement, dated July 18, 2018 by and between RSP Permian, Inc., Concho Resources Inc. and Steven Gray (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on August 2, 2018, and incorporated herein by reference).

10.24          **           Executive Severance Plan, dated January 1, 2019, by and between Concho Resources Inc. and each of the officers thereof (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K on January 4, 2019, and incorporated herein by reference).

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

31.1            (a)         Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2            (a)         Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1            (b)         Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2            (b)         Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

99.1            (a)         Netherland, Sewell & Associates, Inc. Reserve Report, dated January 21, 2019.

99.2            (a)         Cawley, Gillespie & Associates, Inc. Reserve Report, dated January 23, 2019.

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

CONCHO RESOURCES INC.

Date:	February 20, 2019	By	/s/ Timothy A. Leach

Timothy A. Leach
Chairman of the Board of Directors and Chief Executive
Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TIMOTHY A. LEACH	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 20, 2019
Timothy A. Leach

/s/ BRENDA R. SCHROER	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 20, 2019
Brenda R. Schroer

/s/ JACOB P. GOBAR	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 20, 2019
Jacob P. Gobar

/s/ STEVEN L. BEAL	Director	February 20, 2019
Steven L. Beal

/s/ TUCKER S. BRIDWELL	Director	February 20, 2019
Tucker S. Bridwell

/s/ WILLIAM H. EASTER III	Director	February 20, 2019
William H. Easter III

/s/ STEVEN D. GRAY	Director	February 20, 2019
Steven D. Gray

/s/ SUSAN J. HELMS	Director	February 20, 2019
Susan J. Helms

/s/ GARY A. MERRIMAN	Director	February 20, 2019
Gary A. Merriman

/s/ MARK B. PUCKETT	Director	February 20, 2019
Mark B. Puckett

/s/ JOHN P. SURMA	Director	February 20, 2019
John P. Surma

/s/ E. JOSEPH WRIGHT	Director	February 20, 2019
E. Joseph Wright