Form 10-Q
period 2019-03-31
CONCHO RESOURCES INC
filed 2019-05-01
CIK 1358071

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Number of shares of the registrant’s common stock outstanding at April 29, 2019: 200,594,025 shares

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements and information contained in or incorporated by reference into this report that express a belief, expectation, or intention, or that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include statements, projections and estimates concerning our future financial position, operations, performance, business strategy, oil and natural gas reserves, drilling program, capital expenditures, liquidity and capital resources, the timing and success of specific projects, outcomes and effects of litigation, claims, disputes and derivative activities. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “will,” “goal” or other words that convey future events, expectations or possible outcomes. Forward-looking statements are not guarantees of performance. We have based these forward-looking statements on our current expectations and assumptions about future events and their potential effect on us. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Actual results may differ materially from those implied or expressed by any forward-looking statements. These forward-looking statements speak only as of the date of this report, or if earlier, as of the date they were made. We disclaim any obligation to update or revise these statements unless required by law, whether as a result of new information, future events or otherwise, and we caution you not to rely on them unduly. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties relating to, among other matters, the risks discussed in “Part II, Item 1A. Risk Factors” in this Quarterly Report and in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018, as well as those factors summarized below:

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

•           risks related to the concentration of our operations in the Permian Basin of West Texas and Southeast New Mexico;

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

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

iii

Concho Resources Inc.

Consolidated Balance Sheets

Unaudited

	March 31,	December 31,
(in millions, except share and per share amounts)	2019	2018
Assets
Current assets:
Cash and cash equivalents	$-	$-
Accounts receivable, net of allowance for doubtful accounts:
Oil and natural gas	530	466
Joint operations and other	413	365
Inventory	34	35
Derivative instruments	1	484
Prepaid costs and other	49	59
Total current assets	1,027	1,409
Property and equipment:
Oil and natural gas properties, successful efforts method	32,559	31,706
Accumulated depletion and depreciation	(10,138)	(9,701)
Total oil and natural gas properties, net	22,421	22,005
Other property and equipment, net	350	308
Total property and equipment, net	22,771	22,313
Deferred loan costs, net	9	10
Goodwill	2,229	2,224
Intangible assets, net	18	19
Noncurrent derivative instruments	2	211
Other assets	112	108
Total assets	$26,168	$26,294
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable - trade	$61	$50
Bank overdrafts	105	159
Revenue payable	258	253
Accrued drilling costs	605	574
Derivative instruments	292	-
Other current liabilities	339	320
Total current liabilities	1,660	1,356
Long-term debt	4,567	4,194
Deferred income taxes	1,612	1,808
Noncurrent derivative instruments	75	-
Asset retirement obligations and other long-term liabilities	195	168
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 authorized; 201,755,333 and
201,288,884 shares issued at March 31, 2019 and December 31, 2018,
respectively	-	-
Additional paid-in capital	14,797	14,773
Retained earnings	3,406	4,126
Treasury stock, at cost; 1,155,813 and 1,031,655 shares at March 31, 2019 and
December 31, 2018, respectively	(144)	(131)
Total stockholders’ equity	18,059	18,768
Total liabilities and stockholders’ equity	$26,168	$26,294

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.

Consolidated Statements of Operations

Unaudited

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2019	2018
Operating revenues:
Oil sales	$935	$793
Natural gas sales	169	154
Total operating revenues	1,104	947
Operating costs and expenses:
Oil and natural gas production	174	130
Production and ad valorem taxes	86	70
Gathering, processing and transportation	26	11
Exploration and abandonments	47	18
Depreciation, depletion and amortization	465	317
Accretion of discount on asset retirement obligations	3	2
General and administrative (including non-cash stock-based compensation of $24 and
$17 for the three months ended March 31, 2019 and 2018, respectively)	91	65
Loss on derivatives	1,059	35
Gain on disposition of assets, net	(1)	(723)
Transaction costs	-	7
Total operating costs and expenses	1,950	(68)
Income (loss) from operations	(846)	1,015
Other income (expense):
Interest expense	(47)	(30)
Other, net	4	104
Total other income (expense)	(43)	74
Income (loss) before income taxes	(889)	1,089
Income tax (expense) benefit	194	(254)
Net income (loss)	$(695)	$835
Earnings per share:
Basic net income (loss)	$(3.49)	$5.60
Diluted net income (loss)	$(3.49)	$5.58

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.

Consolidated Statements of Stockholders’ Equity

Unaudited

	Common Stock		Additional				Total
	Issued		Paid-in	Retained	Treasury Stock		Stockholders’
(in millions, except share data)	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
	(in thousands)				(in thousands)
BALANCE AT DECEMBER 31, 2017	149,325	$-	$7,142	$1,840	598	$(67)	$8,915
Net income	-	-	-	835	-	-	835
Grants of restricted stock	112	-	-	-	-	-	-
Performance unit share conversion	446	-	-	-	-	-	-
Cancellation of restricted stock	(13)	-	-	-	-	-	-
Stock-based compensation	-	-	17	-	-	-	17
Purchase of treasury stock	-	-	-	-	202	(29)	(29)
BALANCE AT MARCH 31, 2018	149,870	$-	$7,159	$2,675	800	$(96)	$9,738

BALANCE AT DECEMBER 31, 2018	201,289	$-	$14,773	$4,126	1,032	$(131)	$18,768
Net loss	-	-	-	(695)	-	-	(695)
Common stock dividends ($0.125 per share)	-	-	-	(25)	-	-	(25)
Grants of restricted stock	235	-	-	-	-	-	-
Performance unit share conversion	246	-	-	-	-	-	-
Cancellation of restricted stock	(15)	-	-	-	-	-	-
Stock-based compensation	-	-	24	-	-	-	24
Purchase of treasury stock	-	-	-	-	124	(13)	(13)
BALANCE AT MARCH 31, 2019	201,755	$-	$14,797	$3,406	1,156	$(144)	$18,059

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.

Consolidated Statements of Cash Flows

Unaudited

	Three Months Ended
	March 31,
(in millions)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(695)	$835
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	465	317
Accretion of discount on asset retirement obligations	3	2
Exploration and abandonments	38	10
Non-cash stock-based compensation expense	24	17
Deferred income taxes	(194)	254
Gain on disposition of assets, net	(1)	(723)
Loss on derivatives	1,059	35
Net settlements paid on derivatives	-	(112)
Other	2	(96)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(111)	(81)
Prepaid costs and other	9	(2)
Inventory	-	3
Accounts payable	11	(12)
Revenue payable	8	2
Other current liabilities	5	39
Net cash provided by operating activities	623	488
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and natural gas properties	(885)	(474)
Acquisitions of oil and natural gas properties	(5)	(13)
Additions to property, equipment and other assets	(15)	(6)
Proceeds from the disposition of assets	5	255
Direct transaction costs for disposition of assets	(2)	(3)
Distribution from equity method investment	-	148
Net cash used in investing activities	(902)	(93)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	1,112	662
Payments on credit facility	(739)	(984)
Payment of common stock dividends	(25)	-
Purchases of treasury stock	(13)	(29)
Decrease in bank overdrafts	(54)	(44)
Other	(2)	-
Net cash provided by (used in) financing activities	279	(395)
Net increase in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2019

Unaudited

Note 1. Organization and nature of operations

Concho Resources Inc. (the “Company”) is a Delaware corporation formed on February 22, 2006. The Company’s principal business is the acquisition, development, exploration and production of oil and natural gas properties primarily located in the Permian Basin of West Texas and Southeast New Mexico.

Note 2. Basis of presentation and summary of significant accounting policies

A complete discussion of the Company’s significant accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”).

Principles of consolidation. The consolidated financial statements of the Company include the accounts of the Company and its 100 percent owned subsidiaries. The Company consolidates the financial statements of these entities. All material intercompany balances and transactions have been eliminated.

Reclassifications. Certain prior period amounts have been reclassified to conform to the 2019 presentation. These reclassifications had no impact on net income (loss), total assets, liabilities and stockholders’ equity or total cash flows.

Use of estimates in the preparation of financial statements. Preparation of financial statements in conformity with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Depletion of oil and natural gas properties is determined using estimates of proved oil and natural gas reserves. There are numerous uncertainties inherent in the estimation of quantities of proved oil and natural gas reserves and in the projection of future rates of production and the timing of development expenditures. Similarly, evaluations for impairment of proved and unproved oil and natural gas properties are subject to numerous uncertainties including, among others, estimates of future recoverable reserves, commodity price outlooks and prevailing market rates of other sources of income and costs. Other significant estimates include, but are not limited to, asset retirement obligations, goodwill, fair value of stock-based compensation, fair value of business combinations, fair value of nonmonetary transactions, fair value of derivative financial instruments and income taxes.

Interim financial statements. The accompanying consolidated financial statements of the Company have not been audited by the Company’s independent registered public accounting firm, except that the consolidated balance sheet at December 31, 2018 is derived from audited consolidated financial statements. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial statements. All such adjustments are of a normal, recurring nature. In preparing the accompanying consolidated financial statements, management has made certain estimates and assumptions that affect reported amounts in the consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results.

Certain disclosures have been condensed in or omitted from these consolidated financial statements. Accordingly, these condensed notes to the consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s 2018 Form 10-K.

Equity method investments. The Company accounts for its equity method investments under the equity method of accounting and includes the investment balance in other assets on the consolidated balance sheets. Gains and losses incurred from the Company’s equity investments are recorded in other income (expense) on the consolidated statements of operations.

 At March 31, 2019, the Company owned a 23.75 percent membership interest in Oryx Southern Delaware Holdings, LLC (“Oryx”), an entity that operates a crude oil gathering and transportation system in the Delaware Basin. In February 2018, Oryx obtained a term loan of $800 million. The proceeds were used in part to fund a cash distribution to its equity holders, of which the Company received a distribution of approximately $157 million. Of this amount, approximately $54 million fully offset the Company’s net investment in Oryx. The remaining distribution of approximately $103 million was recorded in other income (expense) on the Company’s consolidated statement of operations since the lenders to the term loan do not have recourse against the Company, and the Company has no contractual obligation to repay the distribution.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2019

Unaudited

The Company’s net investment in Oryx was zero at March 31, 2019 and December 31, 2018. The Company did not record income or loss on the Oryx investment for the three months ended March 31, 2019, as cumulative net income had yet to exceed the distribution in excess of the Company’s investment. In April 2019, Oryx entered into an agreement to sell 100 percent of its equity interests, which included the Company’s 23.75 percent membership interest.

Litigation contingencies. The Company is a party to proceedings and claims incidental to its business. In each reporting period, the Company assesses these claims in an effort to determine the degree of probability and range of possible loss for potential accrual in its consolidated financial statements. The amount of any resulting losses may differ from these estimates. An accrual is recorded for a material loss contingency when its occurrence is probable and damages are reasonably estimable. See Note 9 for additional information.

Revenue recognition. The Company recognizes revenues from the sales of oil and natural gas to its customers and presents them disaggregated on the Company’s consolidated statements of operations. All revenues are recognized in the geographical region of the Permian Basin.

The Company enters into contracts with customers to sell its oil and natural gas production. Revenue on these contracts is recognized in accordance with the five-step revenue recognition model prescribed in Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers,” (“ASC 606”). Specifically, revenue is recognized when the Company’s performance obligations under these contracts are satisfied, which generally occurs with the transfer of control of the oil and natural gas to the purchaser. Control is generally considered transferred when the following criteria are met: (i) transfer of physical custody, (ii) transfer of title, (iii) transfer of risk of loss and (iv) relinquishment of any repurchase rights or other similar rights. Given the nature of the products sold, revenue is recognized at a point in time based on the amount of consideration the Company expects to receive in accordance with the price specified in the contract. Consideration under the oil and natural gas marketing contracts is typically received from the purchaser one to two months after production. At March 31, 2019 and December 31, 2018, the Company had receivables related to contracts with customers of approximately $530 million and $466 million, respectively.

Oil Contracts. The majority of the Company’s oil marketing contracts transfer physical custody and title at or near the wellhead, which is generally when control of the oil has been transferred to the purchaser. The majority of the oil produced is sold under contracts using market-based pricing which is then adjusted for differentials based upon delivery location and oil quality. To the extent the differentials are incurred after the transfer of control of the oil, the differentials are included in oil sales on the consolidated statements of operations as they represent part of the transaction price of the contract. If the differentials, or other related costs, are incurred prior to the transfer of control of the oil, those costs are included in gathering, processing and transportation on the Company’s consolidated statements of operations as they represent payment for services performed outside of the contract with the customer.

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

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2019

Unaudited

General and administrative expense. The Company receives fees for the operation of jointly-owned oil and natural gas properties during the drilling and production phases and records such reimbursements as reductions to general and administrative expense. Such fees totaled approximately $4 million for each of the three months ended March 31, 2019 and 2018.

Recently adopted accounting pronouncements.  In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires all leases with a term greater than one year to be recognized on the consolidated balance sheet while maintaining similar classifications for finance and operating leases. Lease expense recognition on the consolidated statements of operations was effectively unchanged. The Company adopted this guidance on January 1, 2019. The Company made policy elections not to capitalize short-term leases for all asset classes and not to separate non-lease components from lease components for all asset classes except for vehicles. The Company also did not elect the package of practical expedients that allowed for certain considerations under the original “Leases (Topic 840)” accounting standard (“Topic 840”) to be carried forward upon adoption of ASU 2016-02.

In January 2018, the FASB issued ASU No. 2018-01, “Land Easement Practical Expedient for Transition to Topic 842,” which provides an optional practical expedient not to evaluate land easements that existed or expired before the adoption of ASU 2016-02 and that were not previously accounted for as leases under Topic 840. The Company enters into land easements on a routine basis as part of its ongoing operations and has many such agreements currently in place; however, the Company does not currently account for any land easements under Topic 840. As this guidance serves as an amendment to ASU 2016-02, the Company elected this practical expedient, which became effective upon the date of adoption of ASU 2016-02. The Company will assess any new land easements to determine whether the arrangement should be accounted for as a lease. In July 2018, the FASB issued ASU No. 2018-11, “Targeted Improvements,” which provides a transition election not to restate comparative periods for the effects of applying the new lease standard. This transition election permits entities to change the date of initial application to the beginning of the year of adoption and to recognize the effects of applying the new standard as a cumulative-effect adjustment to the opening balance of retained earnings. The Company elected this transition approach, however the cumulative impact of adoption in the opening balance of retained earnings as of January 1, 2019 was zero.

The Company enters into lease agreements to support its operations. These agreements are for leases on assets such as office space, vehicles, field equipment and drilling rigs. Upon adoption, the Company recognized $35 million of right-of-use assets, of which approximately $19 million and $16 million relate to the Company’s operating and finance leases, respectively, and approximately $37 million of associated lease liabilities. See Note 9 for additional disclosures of the Company’s leases.

In August 2018, the Securities and Exchange Commission (“SEC”) issued a final rule that amends certain of its disclosure requirements that have become redundant, duplicative, overlapping, outdated or superseded, in light of other disclosure requirements, U.S. GAAP or changes in the information environment. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance without significantly altering the total mix of information provided to investors. The final rule amends numerous SEC rules, items and forms covering a diverse group of topics, including, but not limited to, changes in stockholders’ equity. The final rule extends the annual disclosure requirement in SEC Regulation S-X, Rule 3-04, of presenting changes in stockholders’ equity to interim periods. The registrants are required to analyze changes in stockholders’ equity in the form of a reconciliation for the current quarter and year-to-date interim periods and comparative periods in the prior year. As a result, the Company updated its presentation of the consolidated statements of stockholders’ equity to include comparative periods in the prior year. In addition, the final rule requires the presentation of dividends per share to be disclosed in the statement of stockholders’ equity.

New accounting pronouncements issued but not yet adopted. In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“Topic 326”), which replaces the current “incurred loss” methodology for recognizing credit losses with an “expected loss” methodology. This new methodology requires that a financial asset measured at amortized cost be presented at the net amount expected to be collected. This standard is intended to provide more timely decision-useful information about the expected credit losses on financial instruments. In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments–Credit Losses,” which makes amendments to clarify the scope of the guidance, including the amendment clarifying that receivables arising from operating leases are not within the scope of Topic 326. This guidance is effective for fiscal years beginning after December 15, 2019, and early adoption is allowed as early as fiscal years beginning after December 15, 2018. The Company does not believe this new guidance will have a material impact on its consolidated financial statements.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2019

Unaudited

In November 2018, the FASB issued ASU No. 2018-18, “Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606” (“ASU 2018-18”), which, among other things, clarifies that (i) certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account, (ii) adds unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 and (iii) requires that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. ASU 2018-18 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years and early adoption is permitted. The amendments in this update should be applied retrospectively to the date of initial application of Topic 606. An entity should recognize the cumulative effect of initially applying the amendments as an adjustment to the opening balance of retained earnings of the later of the earliest annual period presented and the annual period that includes the date of the entity’s initial application of Topic 606. The Company is currently assessing the effect that ASU 2018-18 will have on its financial position, results of operations and disclosures.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2019

Unaudited

Note 3. RSP Acquisition

On July 19, 2018, the Company completed the acquisition of RSP Permian, Inc. (“RSP”) through an all-stock transaction (the “RSP Acquisition”) for approximately $7.5 billion.

Purchase price allocation. The RSP Acquisition has been accounted for as a business combination, using the acquisition method. The following table represents the allocation of the total purchase price of RSP to the identifiable assets acquired and the liabilities assumed based on the fair values at the acquisition date, with any excess of the purchase price over the estimated fair value of the identifiable net assets acquired recorded as goodwill. Any value assigned to goodwill is not deductible for income tax purposes.

The following table sets forth the Company’s preliminary purchase price allocation:

(in millions)

Total purchase price	$7,549

Fair value of liabilities assumed:
Accounts payable – trade	$48
Accrued drilling costs	79
Current derivative instruments	10
Other current liabilities	124
Long-term debt	1,758
Deferred income taxes	514
Asset retirement obligations	20
Noncurrent derivative instruments	5
Total liabilities assumed	$2,558

Total purchase price plus liabilities assumed	$10,107

Fair value of assets acquired:
Accounts receivable	$194
Current derivative instruments	36
Other current assets	21
Proved oil and natural gas properties	4,055
Unproved oil and natural gas properties	3,565
Other property and equipment	5
Noncurrent derivative instruments	2
Implied goodwill	2,229
Total assets acquired	$10,107

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2019

Unaudited

Pro forma data. The following unaudited pro forma combined condensed financial data for the three months ended March 31, 2018 was derived from the historical financial statements of the Company giving effect to the RSP Acquisition as if it had occurred on January 1, 2017. The below information reflects pro forma adjustments for the issuance of the Company’s common stock in exchange for RSP’s outstanding shares of common stock, as well as pro forma adjustments based on available information and certain assumptions that the Company believes are reasonable, including (i) the Company’s common stock issued to convert RSP’s outstanding shares of common stock and equity awards as of the closing date of the RSP Acquisition, (ii) the depletion of RSP’s fair-valued proved oil and natural gas properties and (iii) the estimated tax impacts of the pro forma adjustments.

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

Three Months Ended
(in millions, except per share amounts)	March 31, 2018

Operating revenues	$1,226
Net income	$931
Earnings per share:
Basic net income	$4.66
Diluted net income	$4.64

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2019

Unaudited

Note 4. Other acquisitions, divestitures and nonmonetary transactions

During the three months ended March 31, 2018, the Company closed the following transactions:

February 2018 acquisition and divestiture. In February 2018, the Company closed an acquisition treated as a business combination where it received producing wells along with approximately 21,000 net acres, primarily located in the Midland Basin. As consideration for the non-cash acquisition, the Company divested of certain producing wells and approximately 34,000 net acres located primarily in the northern portion of the Delaware Basin. The business acquired was valued at approximately $755 million as compared to the historical book value of the divested assets of approximately $180 million, which resulted in a non-cash gain of approximately $575 million, included in gain on disposition of assets, net on the Company’s consolidated statement of operations for the three months ended March 31, 2018.

Delaware Basin divestitures. In January 2018, the Company closed on two asset divestitures of certain non-core assets in Reeves and Ward Counties, Texas, with combined proceeds of approximately $280 million. After direct transaction costs, the Company recorded a pre-tax gain of approximately $134 million, which is included in gain on disposition of assets, net on its consolidated statement of operations for the three months ended March 31, 2018. The assets divested included proved and unproved oil and natural gas properties on approximately 20,000 net acres.

Nonmonetary transactions. During the three months ended March 31, 2018, the Company completed multiple nonmonetary transactions. These transactions included exchanges of both proved and unproved oil and natural gas properties. Certain of these transactions were accounted for at fair value and, as a result, the Company recorded pre-tax gains of approximately $14 million, included in gain on disposition of assets, net on the Company’s consolidated statement of operations for the three months ended March 31, 2018.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2019

Unaudited

Note 5.  Stock incentive plan

The Company’s 2015 Stock Incentive Plan (“the Plan”) provides for granting stock options, restricted stock awards and performance unit awards to directors, officers and employees of the Company. The restricted stock awards vest over a period ranging from one to ten years. The holders of unvested restricted stock awards have voting rights and the right to receive dividends.

In January 2019, the Company granted 212,947 performance unit awards. Included in this grant were 38,952 performance unit awards granted to certain officers, of which 19,476 have a three-year performance period and 19,476 have a five-year performance period. At the end of each performance period, each performance unit award will convert into a restricted stock award with the number of shares determined based upon performance criteria, which will then vest at a rate of 20 percent per year commencing on the sixth anniversary of the grant date. The total number of units converted to restricted stock awards will depend on the Company’s performance at the end of each performance period. All other performance unit awards have a three-year performance period.

Shares issued as a result of awards granted under the Plan are generally new common shares.

A summary of the Company’s restricted stock shares and performance unit activity under the Plan for the three months ended March 31, 2019 is presented below:

		Restricted	Performance
		Stock Shares	Units

Outstanding at December 31, 2018		1,364,699	218,391
	Awards granted (a)	235,082	212,947	(b)
	Awards cancelled / forfeited	(14,947)	-
	Lapse of restrictions	(146,048)	-
Outstanding at March 31, 2019		1,438,786	431,338

(a)	Weighted average grant date fair value per share/unit	$105.52	$144.03

(b)

Includes 38,952 performance award units granted to certain officers in January 2019 that may convert into shares of restricted stock awards at the end of each performance period that will be subject to additional vesting conditions.

The following table reflects the future stock-based compensation expense to be recorded for all the stock-based compensation awards that were outstanding at March 31, 2019:

(in millions)

Remaining 2019	$61
2020	48
2021	22
2022	4
2023	2
2024	1
Thereafter	2
Total	$140

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2019

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

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2019

Unaudited

Financial Assets and Liabilities Measured at Fair Value

The following table presents the carrying amounts and fair values of the Company’s financial instruments at March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
(in millions)	Value	Value	Value	Value

Assets:
Derivative instruments	$3	$3	$695	$695

Liabilities:
Derivative instruments	$367	$367	$-	$-
Credit facility	$615	$615	$242	$242
$600 million 4.375% senior notes due 2025 (a)	$594	$617	$594	$591
$1,000 million 3.75% senior notes due 2027 (a)	$989	$991	$989	$939
$1,000 million 4.3% senior notes due 2028 (a)	$988	$1,033	$988	$980
$800 million 4.875% senior notes due 2047 (a)	$789	$849	$789	$761
$600 million 4.85% senior notes due 2048 (a)	$592	$634	$592	$573

(a)	The carrying value includes associated deferred loan costs and any discount.

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

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2019

Unaudited

Derivative instruments. The fair value of the Company’s derivative instruments is estimated by management considering various factors, including closing exchange and over-the-counter quotations and the time value of the underlying commitments. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following tables summarize (i) the valuation of each of the Company’s financial instruments by required fair value hierarchy levels and (ii) the gross fair value by the appropriate balance sheet classification, even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the Company’s consolidated balance sheets at March 31, 2019 and December 31, 2018. The Company nets the fair value of derivative instruments by counterparty in the Company’s consolidated balance sheets.

March 31, 2019
	Fair Value Measurements Using					Net
	Quoted Prices				Gross	Fair Value
	in Active	Significant			Amounts	Presented
	Markets for	Other	Significant		Offset in the	in the
	Identical	Observable	Unobservable	Total	Consolidated	Consolidated
	Assets	Inputs	Inputs	Fair	Balance	Balance
(in millions)	(Level 1)	(Level 2)	(Level 3)	Value	Sheet	Sheet

Assets:
Current:
Commodity derivatives	$-	$57	$-	$57	$(56)	$1
Noncurrent:
Commodity derivatives	-	29	-	29	(27)	2

Liabilities:
Current:
Commodity derivatives	-	(348)	-	(348)	56	(292)
Noncurrent:
Commodity derivatives	-	(102)	-	(102)	27	(75)

Net derivative instruments	$-	$(364)	$-	$(364)	$-	$(364)

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2019

Unaudited

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

Liabilities:
Current:
Commodity derivatives	-	(59)	-	(59)	59	-
Noncurrent:
Commodity derivatives	-	(32)	-	(32)	32	-

Net derivative instruments	$-	$695	$-	$695	$-	$695

Concentrations of credit risk. At March 31, 2019, the Company’s primary concentrations of credit risk are the risk of collecting accounts receivable and the risk of counterparties’ failure to perform under derivative obligations.

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

March 31, 2019

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

The following table summarizes the amounts reported in earnings related to the commodity derivative instruments for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
(in millions)	2019	2018

Loss on derivatives:
Oil derivatives	$(1,056)	$(33)
Natural gas derivatives	(3)	(2)
Total	$(1,059)	$(35)

The following table represents the Company’s net cash receipts from (payments on) derivatives for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
(in millions)	2019	2018

Net cash receipts from (payments on) derivatives:
Oil derivatives	$3	$(113)
Natural gas derivatives	(3)	1
Total	$-	$(112)

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2019

Unaudited

Commodity derivative contracts. The following table sets forth the Company’s outstanding derivative contracts at March 31, 2019. When aggregating multiple contracts, the weighted average contract price is disclosed. All of the Company’s derivative contracts at March 31, 2019 are expected to settle by December 31, 2021.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Oil Price Swaps: (a)
2019:
Volume (Bbl)	-	15,112,750	13,378,000	11,232,000	39,722,750
Price per Bbl	$-	$56.59	$56.41	$55.88	$56.33
2020:
Volume (Bbl)	10,502,500	10,166,500	9,453,000	9,218,000	39,340,000
Price per Bbl	$57.28	$57.24	$57.18	$57.14	$57.21
2021:
Volume (Bbl)	2,160,000	2,184,000	2,024,000	2,024,000	8,392,000
Price per Bbl	$54.57	$54.57	$54.50	$54.50	$54.54
Oil Costless Collars: (a)
2019:
Volume (Bbl)	-	1,213,250	1,135,000	1,058,000	3,406,250
Ceiling price per Bbl	$-	$64.00	$63.47	$62.95	$63.50
Floor price per Bbl	$-	$56.06	$55.74	$55.43	$55.76
Oil Basis Swaps: (b)
2019:
Volume (Bbl)	-	11,965,500	12,650,000	15,133,000	39,748,500
Price per Bbl	$-	$(3.03)	$(2.82)	$(2.32)	$(2.69)
2020:
Volume (Bbl)	13,013,000	10,192,000	10,120,000	10,120,000	43,445,000
Price per Bbl	$(0.53)	$(0.70)	$(0.71)	$(0.71)	$(0.65)
2021:
Volume (Bbl)	2,070,000	2,093,000	2,116,000	2,116,000	8,395,000
Price per Bbl	$0.55	$0.55	$0.55	$0.55	$0.55
Natural Gas Price Swaps: (c)
2019:
Volume (MMBtu)	-	17,241,387	17,298,537	17,209,535	51,749,459
Price per MMBtu	$-	$2.87	$2.87	$2.87	$2.87
2020:
Volume (MMBtu)	6,233,500	6,233,500	6,118,000	6,118,000	24,703,000
Price per MMBtu	$2.70	$2.70	$2.70	$2.70	$2.70

(a)	The oil derivative contracts are settled based on the NYMEX – West Texas Intermediate (“WTI”) calendar-month average futures price.
(b)	The basis differential price is between Midland – WTI and Cushing – WTI. The majority of these contracts are settled on a calendar-
month basis, while certain contracts assumed in the RSP Acquisition are settled on a trading-month basis.
(c)	The natural gas derivative contracts are settled based on the NYMEX – Henry Hub last trading day futures price.

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

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2019

Unaudited

Note 8. Debt

The Company’s debt consisted of the following at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
(in millions)	2019	2018

Credit facility due 2022	$615	$242
4.375% unsecured senior notes due 2025 (a)	600	600
3.75% unsecured senior notes due 2027	1,000	1,000
4.3% unsecured senior notes due 2028	1,000	1,000
4.875% unsecured senior notes due 2047	800	800
4.85% unsecured senior notes due 2048	600	600
Unamortized original issue discount	(10)	(10)
Senior notes issuance costs, net	(38)	(38)
Less: current portion	-	-
Total long-term debt	$4,567	$4,194

(a)	For each of the twelve-month periods beginning on January 15, 2020, 2021, 2022, 2023 and thereafter, these notes are callable at 103.281%, 102.188%, 101.094% and 100%, respectively.

Credit facility. The Company’s Credit Facility has a maturity date of May 9, 2022. At March 31, 2019, the Company’s commitments from its bank group were $2.0 billion, of which $1.4 billion was unused commitments, net of letters of credit. During the three months ended March 31, 2019, the weighted average interest rate on the Credit Facility was 4.4 percent.  At March 31, 2019, certain of the Company’s 100 percent owned subsidiaries were guarantors under the Credit Facility.

Senior notes.  Interest on the Company’s senior notes is paid in arrears semi-annually. The senior notes are fully and unconditionally guaranteed on a senior unsecured basis by certain of the Company’s 100 percent owned subsidiaries, subject to customary release provisions as described in Note 13, and rank equally in right of payments with one another.

At March 31, 2019, the Company was in compliance with the covenants under all of its debt instruments.

Interest expense. The following amounts have been incurred and charged to interest expense for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
(in millions)	2019	2018

Cash payments for interest	$63	$18
Non-cash interest	1	1
Net changes in accruals	(13)	12
Interest costs incurred	51	31
Less: capitalized interest	(4)	(1)
Total interest expense	$47	$30

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2019

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

Commitments. The Company periodically enters into contractual arrangements under which the Company is committed to expend funds. These contractual arrangements relate to purchase agreements the Company has entered into including water commitment agreements, throughput volume delivery commitments, fixed and variable power commitments, sand commitment agreements, fixed asset commitments and maintenance commitments. The Company’s drilling rig commitments are considered leases under ASU 2016-02 and are included within the tables under the “Leases” section below. The following table summarizes the Company’s commitments at March 31, 2019:

(in millions)

Remaining 2019	$35
2020	75
2021	76
2022	36
2023	33
2024	34
Thereafter	96
Total	$385

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2019

Unaudited

At March 31, 2019, the Company’s delivery commitments covered the following gross volumes of oil and natural gas:

	Oil	Natural Gas
	(MMBbl)	(MMcf)

Remaining 2019	12	2,697
2020	36	10,286
2021	39	21,627
2022	41	16,425
2023	33	16,425
2024	33	16,470
Thereafter	114	32,850
Total	308	116,780

Other commitments.  In May 2018, the Company entered into a one-year term oil marketing contract with a third-party purchaser. The contract requires the Company to deliver not less than seven thousand barrels per day. Should there be a delivery shortfall in any given month, the Company retains an option to deliver the shortfall volume in any two subsequent months; however, failure to meet this volume delivery commitment would result in a penalty equal to the volume shortfall multiplied by the then market price for oil. If production is not sufficient to meet the sales commitment, the Company may purchase commodities in the market to satisfy its commitment.

In January 2019, the Company entered into a firm sales agreement with a third-party purchaser. The purchaser provides integrated transportation and marketing optionality, including dock capacity in Corpus Christi, Texas. The agreement has a term that ends five years after the startup of Cactus II Pipeline system and requires the Company to deliver 50,000 barrels of oil per day that will receive waterborne market pricing.

Leases. The Company leases office space, office equipment, drilling rigs, field equipment and vehicles. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. The Company elected a practical expedient to not separate non-lease components from lease components for the following asset types: office space, office equipment, drilling rigs, and field equipment. The Company did not elect this practical expedient for vehicle leases.

The following table provides supplemental consolidated balance sheet information related to leases at March 31, 2019:

(in millions)	Classification	March 31, 2019

Assets
Operating lease right-of-use assets	Other property and equipment, net	$18
Finance lease right-of-use assets	Other property and equipment, net	15
Total lease right-of-use assets (a)		$33

Liabilities
Current:
Operating	Other current liabilities	$7
Finance	Other current liabilities	6
Noncurrent:
Operating	Asset retirement obligations and other long-term liabilities	13
Finance	Asset retirement obligations and other long-term liabilities	10
Total lease liabilities (a)		$36

(a)		Total lease right-of-use assets and lease liabilities are gross amounts and a portion of these costs will be reimbursed by other working interest owners.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2019

Unaudited

The following table provides the components of lease cost, excluding lease cost related to short-term leases, for the three months ended March 31, 2019:

		Three Months Ended
(in millions)	Classification	March 31, 2019

Operating lease cost	General and administrative	$2
Finance lease cost	Depreciation, depletion, and amortization (a)	2
Total lease cost		$4

(a)		Interest on lease liabilities related to finance leases was immaterial during the three months ended March 31, 2019.

The Company’s short-term leases are comprised primarily of drilling rigs and certain field equipment. During the three months ended March 31, 2019, the Company’s gross lease cost related to its short-term leases was $94 million, of which $67 million was capitalized as part of oil and natural gas properties. A portion of these costs was reimbursed to the Company by other working interest owners.

The following table summarizes supplemental cash flow information related to leases for the three months ended March 31, 2019:

Three Months Ended
(in millions)	March 31, 2019

Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$2
Financing cash flows from finance leases	$2
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-
Finance leases	$3

The following table provides lease terms and discount rates related to leases at March 31, 2019:

March 31, 2019

Weighted average remaining lease term (years):
Operating leases	3.5
Finance leases	2.9

Weighted average discount rate:
Operating leases	4.9%
Finance leases	4.4%

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2019

Unaudited

The following table provides maturities of lease liabilities at March 31, 2019:

(in millions)	Operating Leases	Finance Leases

Remaining 2019	$6	$5
2020	8	6
2021	6	4
2022	1	2
Thereafter	1	-
Total lease payments	22	17
Less: interest	(2)	(1)
Present value of lease liabilities	$20	$16

As discussed in Note 2, the Company elected a transition method to recognize the effects of applying the new standard as a cumulative-effect adjustment to the opening balance of retained earnings. Per ASU 2016-02, an entity electing this transition method should provide the required disclosures under Topic 840 for all periods that continue to be in accordance with Topic 840. As such, the Company included the future minimum lease commitments table below as of December 31, 2018. In addition, lease payments associated with these operating leases were $3 million for the three months ended March 31, 2018.

Future minimum lease commitments under non-cancellable leases at December 31, 2018 were as follows:

(in millions)

2019	$14
2020	12
2021	10
2022	3
2023	-
Thereafter	1
Total	$40

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2019

Unaudited

Note 10. Income taxes

The Company’s provision for income taxes is based on the estimated annual effective tax rate plus discrete items. For the three months ended March 31, 2019 and 2018, the Company recorded an income tax benefit of approximately $194 million and an income tax expense of approximately $254 million, respectively. The change is primarily due to the pre-tax loss for the three months ended March 31, 2019 as compared to the pre-tax income for the three months ended March 31, 2018.

The effective income tax rates were 22 percent and 23 percent for the three months ended March 31, 2019 and 2018, respectively.

The difference between the Company’s effective tax rates for the three months ended March 31, 2019 as compared to 2018 is primarily due to the research and development credit, net of unrecognized tax benefits, partially offset by the impact of other items. The Company recorded a discrete income tax benefit related to stock-based awards of approximately $2 million for each of the three months ended March 31, 2019 and 2018.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based upon the technical merits of the position. At December 31, 2018, the Company had cumulative unrecognized tax benefits of approximately $63 million, primarily related to research and development credits. As of March 31, 2019, the Company estimated an increase in cumulative unrecognized tax benefits for the 2019 tax year of approximately $16 million. If all or a portion of the unrecognized tax benefit is sustained upon examination by the taxing authorities, the tax benefit will be recognized as a reduction to the Company's deferred tax liability and will affect the Company's effective tax rate in the period recognized. The timing as to when the Company will substantially resolve the uncertainties associated with the unrecognized tax benefit is uncertain.

Note 11. Related party transactions

The Company paid royalties on certain properties to a partnership in which a director of the Company is the general partner and owns a 3.5 percent partnership interest.

At March 31, 2019, the Company had an ownership interest in an entity that operates and manages various water infrastructure assets located in the Permian Basin and accounts for this investment using the equity method. The Company also has a water management services agreement with this entity under which the Company pays a fee for each barrel of produced water.

The payments to the Company’s related parties totaled approximately $6 million and $1 million for the three months ended March 31, 2019 and 2018, respectively.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2019

Unaudited

Note 12. Earnings per share

The Company uses the two-class method of calculating earnings per share because certain of the Company’s unvested share-based awards qualify as participating securities.

The Company’s basic earnings (loss) per share attributable to common stockholders is computed as (i) net income (loss) as reported, (ii) less participating basic earnings (iii) divided by weighted average basic common shares outstanding. The Company’s diluted earnings (loss) per share attributable to common stockholders is computed as (i) basic earnings (loss) attributable to common stockholders, (ii) plus reallocation of participating earnings (iii) divided by weighted average diluted common shares outstanding.

The following table reconciles the Company’s earnings (loss) from operations and earnings (loss) attributable to common stockholders to the basic and diluted earnings (loss) used to determine the Company’s earnings (loss) per share amounts for the three months ended March 31, 2019 and 2018, respectively, under the two-class method:

	Three Months Ended
	March 31,
(in millions)	2019	2018

Net income (loss) as reported	$(695)	$835
Participating basic earnings (a)	-	(6)
Basic earnings (loss) attributable to common stockholders	(695)	829
Reallocation of participating earnings	-	-
Diluted earnings (loss) attributable to common stockholders	$(695)	$829

(a)

Unvested restricted stock awards represent participating securities because they participate in nonforfeitable dividends or distributions with the common equity holders of the Company. Participating earnings represent the distributed and undistributed earnings of the Company attributable to the participating securities. Unvested restricted stock awards do not participate in undistributed net losses as they are not contractually obligated to do so.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2019

Unaudited

The following table is a reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
(in thousands)	2019	2018

Weighted average common shares outstanding:
Basic	199,148	147,925
Dilutive performance units	-	537
Diluted	199,148	148,462

The following table is a summary of the performance units that were not included in the computation of diluted earnings per share, as inclusion of these items would be antidilutive:

	Three Months Ended
	March 31,
(in thousands)	2019	2018

Number of antidilutive units:
Performance units	324	-

Performance unit awards. The number of shares of common stock that will ultimately be issued for performance units will be determined by a combination of (i) comparing the Company’s total shareholder return relative to the total shareholder return of a predetermined group of peer companies at the end of the performance period and (ii) the Company’s absolute total shareholder return at the end of the performance period. The performance period on these awards can range from three to five years. The actual payout of shares will be between zero and 300 percent. See Note 5 for additional information on performance unit awards.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2019

Unaudited

Note 13. Subsidiary guarantors

At March 31, 2019, certain of the Company’s 100 percent owned subsidiaries have fully and unconditionally guaranteed the Company’s senior notes. The indentures governing the Company’s senior notes provide that the guarantees of its subsidiary guarantors will be released in certain customary circumstances including (i) in connection with any sale, exchange or other disposition, whether by merger, consolidation or otherwise, of the capital stock of that guarantor to a person that is not the Company or a restricted subsidiary of the Company, such that, after giving effect to such transaction, such guarantor would no longer constitute a subsidiary of the Company, (ii) in connection with any sale, exchange or other disposition (other than a lease) of all or substantially all of the assets of that guarantor to a person that is not the Company or a restricted subsidiary of the Company, (iii) upon the merger of a guarantor into the Company or any other guarantor or the liquidation or dissolution of a guarantor, (iv) if the Company designates any restricted subsidiary that is a guarantor to be an unrestricted subsidiary in accordance with the indenture, (v) upon legal defeasance or satisfaction and discharge of the indenture and (vi) upon written notice of such release or discharge by the Company to the trustee following the release or discharge of all guarantees by such guarantor of any indebtedness that resulted in the creation of such guarantee, except a discharge or release by or as a result of payment under such guarantee.

See Note 8 for a summary of the Company’s senior notes. In accordance with practices accepted by the SEC, the Company has prepared condensed consolidating financial statements in order to quantify the assets, results of operations and cash flows of such subsidiaries as subsidiary guarantors. In addition, certain of the Company’s subsidiaries do not guarantee the Company’s senior notes and are included in the Company’s consolidated financial statements. These entities are 100 percent owned subsidiaries and are referred to as a “Subsidiary Non-Guarantor” in the tables below. The Company’s less than 100 percent owned subsidiaries, primarily equity method investments, do not guarantee the Company’s senior notes.

The following condensed consolidating balance sheets at March 31, 2019 and December 31, 2018, condensed consolidating statements of operations for the three  months ended March 31, 2019 and 2018 and condensed consolidating statements of cash flows for the three  months ended March 31, 2019 and 2018, present financial information for Concho Resources Inc. as the parent on a stand-alone basis (carrying any investments in subsidiaries under the equity method), financial information for the subsidiary guarantors on a stand-alone basis (carrying any investment in non-guarantor subsidiaries under the equity method), financial information for the subsidiary non-guarantors on a stand-alone basis and the consolidation and elimination entries necessary to arrive at the information for the Company on a consolidated basis. All current and deferred income taxes are recorded on Concho Resources Inc., as the subsidiaries are flow-through entities for income tax purposes. The subsidiary guarantors and subsidiary non-guarantors are not restricted from making distributions to the Company.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2019

Unaudited

Condensed Consolidating Balance Sheet
March 31, 2019

	Parent	Subsidiary	Subsidiary	Consolidating
(in millions)	Issuer	Guarantors	Non-Guarantor	Entries	Total

ASSETS
Accounts receivable - related parties	$18,518	$-	$-	$(18,518)	$-
Other current assets	6	1,021	-	-	1,027
Oil and natural gas properties, net	-	22,405	16	-	22,421
Property and equipment, net	-	350	-	-	350
Investment in subsidiaries	5,629	-	-	(5,629)	-
Goodwill	-	2,229	-	-	2,229
Other long-term assets	15	126	-	-	141
Total assets	$24,168	$26,131	$16	$(24,147)	$26,168

LIABILITIES AND EQUITY
Accounts payable - related parties	$-	$18,502	$16	$(18,518)	$-
Other current liabilities	368	1,292	-	-	1,660
Long-term debt	4,567	-	-	-	4,567
Other long-term liabilities	1,174	708	-	-	1,882
Equity	18,059	5,629	-	(5,629)	18,059
Total liabilities and equity	$24,168	$26,131	$16	$(24,147)	$26,168

Condensed Consolidating Balance Sheet
December 31, 2018

	Parent	Subsidiary	Subsidiary	Consolidating
(in millions)	Issuer	Guarantors	Non-Guarantor	Entries	Total

ASSETS
Accounts receivable - related parties	$18,155	$-	$-	$(18,155)	$-
Other current assets	534	875	-	-	1,409
Oil and natural gas properties, net	-	21,988	17	-	22,005
Property and equipment, net	-	308	-	-	308
Investment in subsidiaries	5,411	-	-	(5,411)	-
Goodwill	-	2,224	-	-	2,224
Other long-term assets	224	124	-	-	348
Total assets	$24,324	$25,519	$17	$(23,566)	$26,294

LIABILITIES AND EQUITY
Accounts payable - related parties	$-	$18,138	$17	$(18,155)	$-
Other current liabilities	70	1,286	-	-	1,356
Long-term debt	4,194	-	-	-	4,194
Other long-term liabilities	1,292	684	-	-	1,976
Equity	18,768	5,411	-	(5,411)	18,768
Total liabilities and equity	$24,324	$25,519	$17	$(23,566)	$26,294

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2019

Unaudited

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2019

	Parent	Subsidiary	Subsidiary	Consolidating
(in millions)	Issuer	Guarantors	Non-Guarantor	Entries	Total

Total operating revenues	$-	$1,104	$-	$-	$1,104
Total operating costs and expenses	(1,060)	(890)	-	-	(1,950)
Income (loss) from operations	(1,060)	214	-	-	(846)
Interest expense	(47)	-	-	-	(47)
Other, net	218	4	-	(218)	4
Income (loss) before income taxes	(889)	218	-	(218)	(889)
Income tax benefit	194	-	-	-	194
Net income (loss)	$(695)	$218	$-	$(218)	$(695)

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2018

	Parent	Subsidiary	Subsidiary	Consolidating
(in millions)	Issuer	Guarantors	Non-Guarantors	Entries	Total

Total operating revenues	$-	$942	$5	$-	$947
Total operating costs and expenses	(34)	105	(3)	-	68
Income (loss) from operations	(34)	1,047	2	-	1,015
Interest expense	(30)	-	-	-	(30)
Other, net	1,153	104	-	(1,153)	104
Income before income taxes	1,089	1,151	2	(1,153)	1,089
Income tax expense	(254)	-	-	-	(254)
Net income	$835	$1,151	$2	$(1,153)	$835

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2019

Unaudited

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2019

	Parent	Subsidiary	Subsidiary	Consolidating
(in millions)	Issuer	Guarantors	Non-Guarantor	Entries	Total

Net cash flows provided by (used in) operating activities	$(335)	$958	$-	$-	$623
Net cash flows used in investing activities	-	(902)	-	-	(902)
Net cash flows provided by (used in) financing activities	335	(56)	-	-	279
Net increase in cash and cash equivalents	-	-	-	-	-
Cash and cash equivalents at beginning of period	-	-	-	-	-
Cash and cash equivalents at end of period	$-	$-	$-	$-	$-

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2018

	Parent	Subsidiary	Subsidiary	Consolidating
(in millions)	Issuer	Guarantors	Non-Guarantor	Entries	Total

Net cash flows provided by operating activities	$351	$137	$-	$-	$488
Net cash flows used in investing activities	-	(93)	-	-	(93)
Net cash flows used in financing activities	(351)	(44)	-	-	(395)
Net increase in cash and cash equivalents	-	-	-	-	-
Cash and cash equivalents at beginning of period	-	-	-	-	-
Cash and cash equivalents at end of period	$-	$-	$-	$-	$-

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2019

Unaudited

Note 14. Subsequent events

Oryx divestiture.  In April 2019, Oryx entered into an agreement to sell 100 percent of its equity interests. The Company expects to receive approximately $300 million, net of closing costs, for its 23.75 percent membership interest.

Midstream joint venture.  In April 2019, the Company entered into a midstream joint venture, Beta Holding Company, LLC (“Beta Holding”), to construct a pipeline to gather and transport oil production in the Midland Basin. The Company also entered into a ten-year dedication agreement with an affiliate of Beta Holding to transport the Company’s oil production in the Midland Basin. The Company owns a 50 percent membership interest in Beta Holding.

2019 dividends. On April 30, 2019, the Company’s board of directors approved a cash dividend of $0.125 per share for the second quarter of 2019 that is expected to be paid on June 28, 2019 to stockholders of record as of May 10, 2019.

New commodity derivative contracts.  After March 31, 2019, the Company entered into the following derivative contracts to hedge additional amounts of estimated future production:

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter	Total

Oil Price Swaps: (a)
	2019:
	Volume (Bbl)	-	1,707,000	1,451,000	1,281,000	4,439,000
	Price per Bbl	$-	$62.64	$63.14	$63.43	$63.03
	2021:
	Volume (Bbl)	1,170,000	1,183,000	1,196,000	1,196,000	4,745,000
	Price per Bbl	$56.72	$56.72	$56.72	$56.72	$56.72
Oil Basis Swaps: (b)
	2019:
	Volume (Bbl)	-	-	92,000	920,000	1,012,000
	Price per Bbl	$-	$-	$(1.05)	$(0.07)	$(0.16)
	2020:
	Volume (Bbl)	1,092,000	-	-	-	1,092,000
	Price per Bbl	$0.10	$-	$-	$-	$0.10
	2021:
	Volume (Bbl)	540,000	546,000	552,000	552,000	2,190,000
	Price per Bbl	$0.50	$0.50	$0.50	$0.50	$0.50

(a)	The oil derivative contracts are settled based on the NYMEX – WTI calendar-month average futures price.
(b)	The basis differential price is between Midland – WTI and Cushing – WTI. These contracts are settled on a calendar-month basis.

Concho Resources Inc.

Condensed Notes to Consolidated Financial Statements

March 31, 2019

Unaudited

Note 15. Supplementary information

Capitalized costs

	March 31,	December 31,
(in millions)	2019	2018

Oil and natural gas properties:
Proved	$26,000	$24,992
Unproved	6,559	6,714
Less: accumulated depletion	(10,138)	(9,701)
Net capitalized costs for oil and natural gas properties	$22,421	$22,005

Costs incurred for oil and natural gas producing activities

	Three Months Ended
	March 31,
(in millions)	2019	2018

Property acquisition costs:
Proved	$-	$-
Unproved	4	13
Exploration	462	243
Development	464	207
Total costs incurred for oil and natural gas properties	$930	$463

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

Overview

Concho Resources Inc. (“Concho,” the “Company,” “we,” “us,” and “our”) is an independent exploration and production company. We are one of the largest operators in the Permian Basin of West Texas and Southeast New Mexico. Concho’s legacy in the Permian Basin provides us a deep understanding of operating and geological trends, and we are actively developing our resource base by utilizing large-scale development projects, which include long-lateral wells, enhanced completion techniques and multi-well pad locations, throughout our operating areas.

Financial and Operating Performance

On July 19, 2018, we completed our acquisition of RSP Permian, Inc. (“RSP”) through an all-stock transaction (the “RSP Acquisition”), which, among other things, impacted the comparability of our results of operations. Our financial and operating performance for the three months ended March 31, 2019 and 2018 included the following highlights:

•          Net loss was $695 million ($(3.49) per diluted share) as compared to net income of $835 million ($5.58 per diluted share) for the first three months of 2019 and 2018, respectively. The decrease in net income was primarily due to:

•        $1,024 million increase in loss on derivatives due to a $1,059 million loss on derivatives during the three months ended March 31, 2019, as compared to a loss of $35 million during 2018;

•        $722 million net decrease in gain on disposition of assets related to a gain of approximately $723 million, primarily due to certain acquisitions and divestitures during 2018, as discussed in Note 4 of the Condensed Notes to Consolidated Financial Statements;

•        $148 million increase in depreciation, depletion and amortization expense, primarily due to an increase in production and the depletion rate per Boe;

•        $100 million decrease in other income, primarily due to a gain of approximately $103 million during the three months ended March 31, 2018 on the equity method investment distribution received from Oryx Southern Delaware Holdings, LLC (“Oryx”); and

•        $44 million increase in production expense, primarily due to increased production and activities associated with the additional wells successfully drilled and completed in 2018 and 2019 as well as our acquisitions during 2018;

partially offset by:

•        $157 million increase in oil and natural gas revenues as a result of a 44 percent increase in production, partially offset by a 19 percent decrease in commodity price realizations per Boe (excluding the effects of derivative activities).

•          Average daily sales volumes of 328 MBoe per day during the first three months of 2019 increased 44 percent as compared to 228 MBoe per day during 2018.

•          Net cash provided by operating activities increased by approximately $135 million to $623 million for the first three months of 2019, as compared to $488 million in the first three months of 2018, primarily due to an increase in oil and natural gas revenues and changes related to cash settlements on derivatives, partially offset by increased operating costs on our oil and natural gas properties.

Commodity Prices

Our results of operations are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond our control. Factors that may impact future commodity prices, including the price of oil and natural gas, include but are not limited to:

•          the overall global demand for oil and natural gas;

•          the domestic and foreign supply of oil, natural gas and natural gas liquids;

•          the overall North American oil and natural gas supply and demand fundamentals, including:

•           the U.S. economy,

•           weather conditions, and

•           liquefied natural gas (“LNG”) deliveries to and exports from the United States;

•          economic conditions worldwide;

•          the proximity, capacity, cost and availability of pipelines and other transportation facilities, as well as the availability of commodity processing, gathering and refining capacity;

•          risks related to the concentration of our operations in the Permian Basin of West Texas and Southeast New Mexico and the level of commodity inventory in the Permian Basin;

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

•          additional restrictions on the exploration, development and production of oil, natural gas and natural gas liquids so as to materially reduce emissions of carbon dioxide and methane greenhouse gases;

•          political and economic events that directly or indirectly impact the relative strength or weakness of the U.S. dollar, on which oil prices are benchmarked globally, against foreign currencies;

•          domestic and foreign governmental regulations, including limits on the United States’ ability to export crude oil, and taxation;

•          the cost and availability of products and personnel needed for us to produce oil and natural gas, including rigs, crews, sand, water and water disposal; and

•          the price, availability and acceptance of alternative fuels.

Although we cannot predict the occurrence of events that may affect future commodity prices or the degree to which these prices will be affected, the prices for any commodity that we produce will generally approximate current market prices in the geographic region of the production. From time to time, we may hedge a portion of our commodity price risk to mitigate the impact of price volatility on our business. See Notes 7 and 14 of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding our commodity derivative positions at March 31, 2019 and additional derivative contracts entered into subsequent to March 31, 2019, respectively.

The following table sets forth the average New York Mercantile Exchange (“NYMEX”) oil and natural gas prices for the three months ended March 31, 2019 and 2018, as well as the high and low NYMEX prices for the same periods:

	Three Months Ended
	March 31,
	2019	2018

Average NYMEX prices:
Oil (Bbl)	$54.87	$62.96
Natural gas (MMBtu)	$2.88	$2.84

High and Low NYMEX prices:
Oil (Bbl):
High	$60.14	$66.14
Low	$45.41	$59.19
Natural gas (MMBtu):
High	$3.59	$3.63
Low	$2.55	$2.55

Further, the NYMEX oil price and NYMEX natural gas price reached highs and lows of $66.30 and $61.59 per Bbl and $2.71 and $2.46 per MMBtu, respectively, during the period from April 1, 2019 to April 29, 2019. At April 29, 2019, the NYMEX oil price and NYMEX natural gas price were $63.50 per Bbl and $2.59 per MMBtu, respectively.

Historically, and during the three months ended March 31, 2019, we derived a significant portion of our total natural gas revenues from the value of the natural gas liquids contained in our natural gas, with the remaining portion coming from the value of the dry natural gas residue. The average Mont Belvieu price for a blended barrel of natural gas liquids was $24.13 per Bbl and $27.64 per Bbl during the three months ended March 31, 2019 and 2018, respectively.

Recent Events

Oryx divestiture.  In April 2019, Oryx Southern Delaware Holdings, LLC (“Oryx”), an entity that operates a crude oil gathering and transportation system in the Delaware Basin, entered into an agreement to sell 100 percent of its equity interests. We expect to receive approximately $300 million, net of closing costs, for our 23.75 percent membership interest. We intend to use the proceeds of this sale to repay borrowings under our credit facility, as amended and restated (“Credit Facility”).

Midstream joint venture.  In April 2019, we entered into a midstream joint venture, Beta Holding Company, LLC (“Beta Holding”), to construct a pipeline to gather and transport oil production in the northern portion of the Midland Basin. We also entered into a ten-year dedication agreement with an affiliate of Beta Holding to transport our oil production in the northern portion of the Midland Basin.

2019 dividends. On February 19, 2019, our board of directors declared a cash dividend of $0.125 per share. The total cash dividend, including the cash dividend paid on unvested restricted stock awards, of $25 million was paid on March 29, 2019 to stockholders of record as of March 1, 2019. On April 30, 2019, our board of directors approved a cash dividend of $0.125 per share for the second quarter of 2019 that is expected to be paid on June 28, 2019 to stockholders of record as of May 10, 2019.

Derivative Financial Instruments

Derivative financial instrument exposure. At March 31, 2019, the fair value of our financial derivatives was a net liability of $364 million. Under the terms of our financial derivative instruments, we do not have exposure to potential “margin calls” on our financial derivative instruments. The terms of our Credit Facility do not allow us to offset amounts we may owe a lender against amounts we may be owed related to our derivative financial instruments with such party.

New commodity derivative contracts. After March 31, 2019, we entered into derivative contracts to hedge additional amounts of estimated future production. Refer to Note 14 of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding these commodity derivative contracts.

Results of Operations

The following table sets forth summary information concerning our production and operating data for the three months ended March 31, 2019 and 2018. The actual historical data in this table excludes results from the RSP Acquisition for periods prior to July 19, 2018. Because of normal production declines, increased or decreased drilling activities, fluctuations in commodity prices and the effects of acquisitions and divestitures, the historical information presented below should not be interpreted as being indicative of future results.

	Three Months Ended
	March 31,
	2019	2018

Production and operating data:
Net production volumes:
Oil (MBbl)	18,936	12,939
Natural gas (MMcf)	63,769	45,448
Total (MBoe)	29,564	20,514

Average daily production volumes:
Oil (Bbl)	210,400	143,767
Natural gas (Mcf)	708,544	504,978
Total (Boe)	328,491	227,930

Average prices per unit:
Oil, without derivatives (Bbl)	$49.39	$61.29
Oil, with derivatives (Bbl) (a)	$49.56	$52.59
Natural gas, without derivatives (Mcf)	$2.64	$3.39
Natural gas, with derivatives (Mcf) (a)	$2.59	$3.41
Total, without derivatives (Boe)	$37.33	$46.17
Total, with derivatives (Boe) (a)	$37.34	$40.71

Operating costs and expenses per Boe: (b)
Oil and natural gas production	$5.87	$6.33
Production and ad valorem taxes	$2.92	$3.40
Gathering, processing and transportation	$0.88	$0.53
Depreciation, depletion and amortization	$15.74	$15.43
General and administrative	$3.08	$3.31

(a)	Includes the effect of net cash receipts from (payments on) derivatives:

	Three Months Ended
	March 31,
(in millions)	2019	2018

Net cash receipts from (payments on) derivatives:
Oil derivatives	$3	$(113)
Natural gas derivatives	(3)	1
Total	$-	$(112)

The presentation of average prices with derivatives is a result of including the net cash receipts from (payments on) commodity derivatives that are presented in our consolidated statements of cash flows. This presentation of average prices with derivatives is a means by which to reflect the actual cash performance of our commodity derivatives for the respective periods and presents oil and natural gas prices with derivatives in a manner consistent with the presentation generally used by the investment community.

(b)	Per Boe amounts calculated using dollars and volumes rounded to thousands.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Oil and natural gas revenues.  Revenue from oil and natural gas operations was $1,104 million for the three months ended March 31, 2019, an increase of $157 million (17 percent) from $947 million for 2018. This increase was primarily due to the increase in oil and natural gas production, in part due to an increase in non-operated revenues, partially offset by the decrease in realized oil and natural gas prices (excluding the effects of derivative activities). Specific factors affecting oil and natural gas revenues include the following:

•          total oil production was 18,936 MBbl for the three months ended March 31, 2019, an increase  of 5,997 MBbl  (46 percent) from 12,939 MBbl  for 2018;

•          average realized oil price (excluding the effects of derivative activities) was $49.39 per Bbl during the three months ended March 31, 2019, a decrease of 19 percent  from $61.29  per Bbl during 2018. For the three months ended March 31, 2019, our crude oil price differential relative to NYMEX was $(5.48) per Bbl, or a realization of approximately 90 percent, as compared to a crude oil price differential relative to NYMEX of $(1.67) per Bbl, or a realization of approximately 97 percent, for 2018. The basis differential (referred to as the “Mid-Cush differential”) between the location of Midland, Texas and Cushing, Oklahoma (settlement location for NYMEX pricing) for our oil directly impacts our realized oil price. For the three months ended March 31, 2019 and 2018, the average market Mid-Cush differential was a price reduction of $3.86 per Bbl and a price benefit of $0.38  per Bbl, respectively. The Mid-Cush differential significantly narrowed in March 2019 and into the second quarter of 2019, although it is possible that the differential could widen again at certain times during 2019;

•          total natural gas production was 63,769 MMcf for the three months ended March 31, 2019, an increase  of 18,321 MMcf  (40 percent) from 45,448 MMcf  for 2018; and

•          average realized natural gas price (excluding the effects of derivative activities) was $2.64 per Mcf during the three months ended March 31, 2019, a decrease of 22 percent  from $3.39 per Mcf during 2018. For the three months ended March 31, 2019 and 2018, we realized approximately 92 percent and 119 percent, respectively, of the average NYMEX natural gas prices for the respective periods. We derive a significant portion of our total natural gas revenues from the value of the natural gas liquids contained in our natural gas, with the remaining portion coming from the value of the dry natural gas residue. Because of our liquids-rich natural gas stream and the related value of the natural gas liquids being included in our natural gas revenues, our realized natural gas price (excluding the effects of derivatives) historically reflected a price greater than the related NYMEX natural gas price. However, during the latter part of 2018 and into 2019, amid concerns of rising natural gas production relative to natural gas takeaway in the Permian Basin, the price differential for natural gas residue increased significantly, and could increase again at certain times during 2019. These widening natural gas residue differentials negatively impacted our realized natural gas prices during the three months ended March 31, 2019, but were partially offset by the value of the natural gas liquids. The combination of these factors resulted in a realized natural gas price of 92 percent of the average NYMEX natural gas price, which falls below our historical amounts. In addition, the average Mont Belvieu price for a blended barrel of natural gas liquids decreased from $27.64 per Bbl during the three months ended 2018 to $24.13 per Bbl during the three months ended March 31, 2019.

Oil and natural gas production expenses.  The following table provides the components of our oil and natural gas production expenses for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019		2018
		Per		Per
(in millions, except per unit amounts)	Amount	Boe	Amount	Boe

Lease operating expenses	$166	$5.59	$121	$5.88
Workover costs	8	0.28	9	0.45
Total oil and natural gas production expenses	$174	$5.87	$130	$6.33

Lease operating expenses were $166 million ($5.59 per Boe) for the three months ended March 31, 2019, which was an increase of $45 million from $121 million ($5.88 per Boe) during 2018. The increase in lease operating expenses during the first quarter of 2019 as compared to 2018 was primarily the result of (i) additional wells successfully drilled and completed and (ii) our acquisitions during 2018, primarily the RSP Acquisition. The decrease in lease operating expenses per Boe was primarily due to increased production.

Workover costs were $8 million ($0.28 per Boe) for the three months ended March 31, 2019, which was a decrease of $1 million from $9 million ($0.45 per Boe) during 2018. The decrease in workover costs during the first quarter of 2019 as compared to 2018 was primarily due to decreased workover activity. The decrease in workover costs per Boe was primarily due to the decrease in workover costs along with an increase in production.

Production and ad valorem taxes.  The following table provides the components of our production and ad valorem tax expenses for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019		2018
		Per		Per
(in millions, except per unit amounts)	Amount	Boe	Amount	Boe

Production taxes	$70	$2.38	$64	$3.13
Ad valorem taxes	16	0.54	6	0.27
Total production and ad valorem taxes	$86	$2.92	$70	$3.40

Production taxes per unit of production were $2.38 per Boe during the three months ended March 31, 2019, a decrease of 24 percent from $3.13 per Boe during 2018. Over the same period, our revenue per Boe (excluding the effects of derivatives) decreased 19 percent. The decrease in production taxes per unit of production was due to lower realized revenue per Boe along with a higher percentage of our total production originating in Texas, which has a lower tax rate than New Mexico. Production taxes fluctuate with the market value of our production sold, while ad valorem taxes are generally based on the valuation of our oil and natural gas properties at the beginning of the year, which vary across the different areas in which we operate. Ad valorem taxes increased by $10 million primarily due to additional wells drilled and completed, new wells acquired in the RSP Acquisition and an increase in property values and tax rates in certain counties. The increase in ad valorem taxes per Boe was primarily due to an increase in property values and tax rates.

Gathering, processing and transportation costs.  The following table shows the gathering, processing and transportation costs for the three months ended March 31, 2019:

	Three Months Ended March 31,
	2019		2018
		Per		Per
(in millions, except per unit amounts)	Amount	Boe	Amount	Boe

Gathering, processing and transportation costs	$26	$0.88	$11	$0.53

Gathering, processing and transportation costs were $26 million ($0.88 per Boe) for the three months ended March 31, 2019, an increase of 136 percent from $11 million ($0.53 per Boe) during 2018. The increase in gathering, processing and transportation costs was primarily due to a certain crude oil gathering and transportation contract that, among other things, was modified to allow repurchase rights. As such, costs related to this contract that were previously recorded as a deduction to revenue during the three months ended March 31, 2018, are now recorded in gathering, processing and transportation costs. In addition, contributing to the increase in gathering, processing and transportation costs was the RSP Acquisition and the increase in production. The increase in gathering, processing and transportation costs per Boe was primarily related to this crude oil gathering and transportation contract, fixed costs associated with certain contracts and higher priced trucking services in certain areas.

Exploration and abandonments expense. The following table provides the components of our exploration and abandonments expense for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
(in millions)	2019	2018

Geological and geophysical	$6	$5
Leasehold abandonments	30	10
Other	11	3
Total exploration and abandonments	$47	$18

Our geological and geophysical expense for the periods presented above primarily consists of the costs of acquiring and processing subsurface data to better characterize and develop our resources.

For the three months ended March 31, 2019 and 2018, we recorded approximately $30 million and $10 million, respectively, of leasehold abandonments, primarily related to certain expiring acreage and acreage where we had no future plans to drill located primarily in the Delaware Basin.

Our other expense for the periods presented above primarily consists of surface and title costs on locations that we no longer intend to drill, certain plugging costs, delay rentals and other exploratory well costs. The increase in other expense was primarily due to the abandonment of one exploratory well during the three months ended March 31, 2019 as a result of certain mechanical issues encountered during the completion of the well that made it unable to produce hydrocarbons.

Depreciation, depletion and amortization expense.   The following table provides components of our depreciation, depletion and amortization expense for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019		2018
		Per		Per
(in millions, except per unit amounts)	Amount	Boe	Amount	Boe

Depletion of proved oil and natural gas properties	$457	$15.47	$311	$15.13
Depreciation of other property and equipment	7	0.24	5	0.26
Amortization of intangible assets	1	0.03	1	0.04
Total depletion, depreciation and amortization	$465	$15.74	$317	$15.43

Oil price used to estimate proved oil reserves at period end	$59.52		$49.94
Natural gas price used to estimate proved natural gas reserves at period end	$3.07		$3.00

Depletion of proved oil and natural gas properties was $457 million ($15.47 per Boe) for the three months ended March 31, 2019, an increase of $146 million (47 percent) from $311 million ($15.13 per Boe) for 2018. The increase in depletion expense was primarily due to an increase in production and the depletion rate per Boe. The increase in depletion expense per Boe was primarily due to the RSP Acquisition.

General and administrative expenses.  The following table provides components of our general and administrative expenses for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019		2018
		Per		Per
(in millions, except per unit amounts)	Amount	Boe	Amount	Boe

General and administrative expenses	$71	$2.40	$52	$2.68
Less: Operating fee reimbursements	(4)	(0.13)	(4)	(0.21)
Non-cash stock-based compensation	24	0.81	17	0.84
Total general and administrative expenses	$91	$3.08	$65	$3.31

Total general and administrative expenses were approximately $91 million ($3.08 per Boe) for the three months ended March 31, 2019, an increase of $26 million (40 percent) from $65 million ($3.31 per Boe) for 2018. The increases in cash general and administrative and non-cash stock-based compensation expenses were primarily the result of increased employee headcount. The decrease in total general and administrative expenses per Boe was primarily the result of increased production, partially offset by the increase in total general and administrative expenses noted above.

We receive fees for the operation of jointly-owned oil and natural gas properties during the drilling and production phases and record such reimbursements as reductions to general and administrative expenses on the consolidated statements of operations. We earned reimbursements of approximately $4 million for each of the three months ended March 31, 2019 and 2018.

Loss on derivatives.  The following table sets forth the loss on derivatives for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
(in millions)	2019	2018

Loss on derivatives:
Oil derivatives	$(1,056)	$(33)
Natural gas derivatives	(3)	(2)
Total	$(1,059)	$(35)

The following table represents our net cash receipts from (payments on) derivatives for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
(in millions)	2019	2018

Net cash receipts from (payments on) derivatives:
Oil derivatives	$3	$(113)
Natural gas derivatives	(3)	1
Total	$-	$(112)

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

Gain on disposition of assets, net. During the three months ended March 31, 2018, we recorded a net gain on disposition of assets of approximately $723 million due to (i) a non-cash gain of approximately $575 million related to our February 2018 acquisition and divestiture, (ii) a gain of approximately $134 million related to our January 2018 Delaware Basin divestitures and (iii) a gain of approximately $14 million related to certain nonmonetary transactions. See Note 4 of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information.

Interest expense.  The following table sets forth interest expense, weighted average interest rates and weighted average debt balances for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
(in millions)	2019	2018

Interest expense, as reported	$47	$30
Capitalized interest	4	1
Interest expense, excluding impact of capitalized interest	$51	$31

Weighted average interest rate - credit facility	4.4%	4.3%
Weighted average interest rate - senior notes	4.4%	4.3%
Total weighted average interest rate	4.4%	4.3%

Weighted average credit facility balance	$503	$211
Weighted average senior notes balance	4,000	2,400
Total weighted average debt balance	$4,503	$2,611

The increase in interest expense was primarily due to the increase in the weighted average debt balance, partially offset by the increase in capitalized interest. The increase in the weighted average debt balance was primarily due to the senior notes issued in connection with the RSP Acquisition and a higher average outstanding balance under the Credit Facility.

Other income, net. During the three months ended March 31, 2018, we recorded other income of approximately $104 million, primarily related to a cash distribution received from Oryx. See Note 2 of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding this distribution.

Income tax provisions.  For the three months ended March 31, 2019, we recorded an income tax benefit of approximately $194 million compared to an income tax expense of approximately $254 million for the three months ended March 31, 2018. The change is primarily due to the pre-tax loss for the three months ended March 31, 2019 as compared to the pre-tax income for the three months ended March 31, 2018.

The effective income tax rates for the three months ended March 31, 2019 and 2018 were 22 percent and 23 percent, respectively. The change in our effective income tax rate was primarily due to the research and development credit, net of unrecognized tax benefits, partially offset by the impact of other items. We recorded a discrete income tax benefit related to stock-based awards of approximately $2 million for each of the three months ended March 31, 2019 and 2018.

Capital Commitments, Capital Resources and Liquidity

Capital commitments. Our primary needs for cash are for the development, exploration and acquisition of oil and natural gas assets, midstream joint ventures and other capital commitments, payment of contractual obligations and working capital obligations. Funding for these cash needs may be provided by any combination of internally-generated cash flow, financing under our Credit Facility, proceeds from the disposition of assets or alternative financing sources, as discussed in “— Capital resources” below.

2019 capital budget and costs incurred. We expect our 2019 capital spending on drilling and completion activity to range between $2.8 billion and $3.0 billion. Our costs incurred on oil and natural gas properties, excluding acquisitions, during the three months ended March 31, 2019 and 2018 totaled $926 million and $450 million, respectively. Our intent is to manage our capital spending to be within our operating cash flow, excluding unbudgeted acquisitions. The primary reason for the differences in costs incurred and cash flow expenditures was the timing of payments. Our capital expenditures for the three months ended March 31, 2019 were primarily funded from cash flows from operations and borrowings under our Credit Facility.

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

2019 dividends. On February 19, 2019, our board of directors declared a cash dividend of $0.125 per share. The total cash dividend, including the cash dividend paid on unvested restricted stock awards, of $25 million was paid on March 29, 2019 to stockholders as of March 1, 2019. On April 30, 2019, our board of directors approved a cash dividend of $0.125 per share for the second quarter of 2019 that is expected to be paid on June 28, 2019 to stockholders of record as of May 10, 2019. We intend to continue to pay a quarterly dividend of $0.125 in the near future; however, any payment of future dividends will be at the discretion of our board of directors.

Acquisitions. The following table reflects our expenditures for acquisitions of proved and unproved properties for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
(in millions)	2019	2018

Property acquisition costs:
Proved	$-	$-
Unproved	4	13
Total property acquisition costs (a)	$4	$13

(a)

Included in the property acquisition costs above are budgeted unproved leasehold acreage acquisitions of approximately $4 million and $13 million for the three months ended March 31, 2019 and 2018, respectively.

Contractual obligations. Our contractual obligations include long-term debt, cash interest expense on debt, derivative liabilities, asset retirement obligations, employment agreements with officers, purchase obligations, operating and finance lease obligations and other obligations. Since December 31, 2018, there have been the following material changes in our contractual obligations:

•          $373 million increase in long-term debt due to additional borrowings under our Credit Facility;

•          $367 million increase in our derivative liability position; and

•          a marketing contract as described below.

Marketing contract. Consistent with our strategy of diversifying our oil pricing, in January 2019, we entered into a firm sales agreement with a third-party purchaser. The purchaser provides integrated transportation and marketing optionality, including dock capacity in Corpus Christi, Texas. The agreement has a term that ends five years after the startup of Cactus II Pipeline system and requires us to deliver 50,000 barrels of oil per day that will receive waterborne market pricing.

Off-balance sheet arrangements.  Currently, we do not have any material off-balance sheet arrangements.

Capital resources.  Our primary sources of liquidity have been cash flows generated from (i) operating activities, (ii) borrowings under our Credit Facility, (iii) asset dispositions and (iv) proceeds from bond and equity offerings. In October 2018, our board of directors approved our 2019 capital budget of up to $3.8 billion. With current commodity prices, we expect to spend between $2.8 billion and $3.0 billion on drilling and completion activity. We expect to fund our 2019  capital budget with operating cash flows and borrowings under our Credit Facility.

The following table summarizes our changes in cash and cash equivalents for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
(in millions)	2019	2018

Net cash provided by operating activities	$623	$488
Net cash used in investing activities	(902)	(93)
Net cash provided by (used in) financing activities	279	(395)
Net increase in cash and cash equivalents	$-	$-

Cash flow from operating activities. The increase in operating cash flows during the three  months ended March 31, 2019 as compared to the same period in 2018 was primarily due to an increase in oil and natural gas revenues of $157 million and an increase of $112 million due to approximately zero net cash settlements on derivatives during the three months ended March 31, 2019, as compared to $112  million in settlements paid on derivatives during the comparable period in 2018. The increase was partially offset by a $44 million increase in production expense, a $19 million increase in cash general and administrative expense and a $16 million increase in production tax expense.

Our net cash provided by operating activities included a reduction of $78 million and $51 million for the three  months ended March 31, 2019 and 2018, respectively, associated with changes in working capital items. Changes in working capital items adjust for the timing of receipts and payments of actual cash.

Cash flow from investing activities. Our investing activities consist primarily of drilling and completion activity, acquisitions and divestitures. The primary difference between costs incurred on oil and natural gas properties, including acquisitions, and cash flow expenditures is the timing of payments and the issuances of shares of common stock to fund certain acquisitions.

For the three months ended March 31, 2019, our net cash used in investing activities was $902 million, which consisted primarily of our investment of $885 million for additions to oil and natural gas properties. Our capital expenditures for the three months ended March 31, 2019 were funded with cash flows from operations and borrowings under our Credit Facility.

During the three months ended March 31, 2018, our net cash used in investing activities was $93 million, which consisted primarily of our investment of $474 million for additions to oil and natural gas properties, partially offset by $255 million of proceeds received from asset dispositions and a distribution received from our equity method investment. We received a distribution from Oryx of $157 million during the three months ended March 31, 2018. Of this amount, $9 million represented cumulative Oryx earnings and was classified as cash flow from operating activities, while the remaining amount of $148 million was classified as cash flow from investing activities.

Cash flow from financing activities.  For the three months ended March 31, 2019, our net cash provided by financing activities was $279 million primarily due to $373 million of net borrowings under our Credit Facility partially offset by $25 million of dividends paid on our common stock. During the three months ended March 31, 2019, we decreased our bank overdraft by $54 million. For the three months ended March 31, 2018, our net cash used in financing activities was $395 million, primarily due to $322 million of net payments on our Credit Facility.

Advances on our Credit Facility bear interest, at our option, based on:

(i)      an alternative base rate (“ABR”), which is equal to the highest of

(a)    the prime rate of JPMorgan Chase Bank (5.5 percent at March 31, 2019),

(b)    the federal funds effective rate plus 0.5 percent, and

(c)     the London Interbank Offered Rate (“LIBOR”) plus 1.0 percent; or

(ii)     LIBOR plus 1.5 percent.

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

Liquidity. Our principal source of liquidity is the available borrowing capacity under our Credit Facility. At March 31, 2019, our commitments from our bank group were $2.0 billion, of which $1.4 billion was unused commitments.

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

A downgrade in our credit ratings could (i) negatively impact our costs of capital and our ability to effectively execute aspects of our strategy, (ii) affect our ability to raise debt in the public debt markets, and the cost of any new debt could be much higher than our outstanding debt and (iii) negatively affect our ability to obtain additional financing or the interest rate, fees and other terms associated with such additional financing. Further, if we are unable to maintain credit ratings of “Ba2” or better from Moody’s and “BB” or better from S&P, the investment grade period under our Credit Facility will automatically terminate and cause our Credit Facility to once again be secured by a first lien on substantially all of our oil and natural gas properties and by a pledge of the equity interests in our subsidiaries. These and other impacts of a downgrade in our credit ratings could have an adverse effect on our business, financial condition and results of operations.

As of the filing of this Quarterly Report on Form 10-Q, no changes in our credit ratings have occurred; however, we cannot be certain that our credit ratings will not be downgraded in the future.

Book capitalization and current ratio.   Our net book capitalization at March 31, 2019 was $22.7 billion, consisting of debt of $4.6 billion and stockholders’ equity of $18.1 billion. Our net book capitalization at December 31, 2018 was $23.0 billion, consisting of debt of $4.2 billion and stockholders’ equity of $18.8 billion. Our ratio of net debt to net book capitalization was 20 percent and 18  percent at March 31, 2019 and December 31, 2018, respectively. Our ratio of current assets to current liabilities was 0.62 to 1.0 at March 31, 2019 as compared to 1.04 to 1.0 at December 31, 2018.

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

Impairment of Long-Lived Assets

All of our long-lived assets are monitored for potential impairment when circumstances indicate that the carrying value of an asset may be greater than management’s estimates of its future net cash flows, including cash flows from proved reserves, risk-adjusted probable and possible reserves, and integrated assets. If the carrying value of the long-lived assets exceeds the sum of estimated undiscounted future net cash flows, an impairment loss is recognized for the difference between the estimated fair value and the carrying value of the assets. The evaluations involve a significant amount of judgment since the results are based on estimated future events, such as future sales prices for oil and natural gas, future costs to produce these products, estimates of future oil and natural gas reserves to be recovered and the timing thereof, the economic and regulatory climates, cash flows from integrated assets and other factors. The need to test an asset for impairment may result from significant declines in sales prices or downward revisions in estimated quantities of oil and natural gas reserves. Any assets held for sale are reviewed for impairment when we approve the plan to sell. Estimates of anticipated sales prices are highly judgmental and subject to material revision in future periods. At March 31, 2019, our estimates of commodity prices for purposes of determining undiscounted future cash flows, which are based on the NYMEX strip, ranged from a 2019 price of $60.36 per barrel of oil decreasing to a 2026 price of $53.52 per barrel of oil. Natural gas prices ranged from a 2019 price of $2.80 per Mcf of natural gas decreasing to a 2021 price of $2.65 per Mcf then rising to a 2026 price of $3.01 per Mcf of natural gas. Both oil and natural gas commodity prices for this purpose were held flat after 2026. We did not recognize an impairment charge during the three months ended March 31, 2019.

It is reasonably possible that the estimates of undiscounted future net cash flows of our long-lived assets may change in the future resulting in the need to impair carrying values. We estimate that if the future oil and natural gas prices used in this analysis, and noted above, would have been approximately 10 percent lower at March 31, 2019, with no other changes in capital costs, operating costs, price differentials or reserve performance curves, the carrying amount of our Yeso field would have exceeded the expected undiscounted future net cash flow, and an impairment of approximately $800 million would have been recorded. Other assumptions such as operating costs, well and reservoir performance, severance and ad valorem taxes and operating and development plans would likely change given a change in oil and natural gas prices. However, we did not estimate the correlation between these assumptions and any estimated commodity price change, and these and other assumptions may worsen or partially mitigate some of the effects of a reduction in commodity prices, including the ultimate impact and amount of any potential impairment charge. As a result, we are unable to predict with certainty whether or not a decline in commodity prices alone will or will not cause us to recognize an impairment charge in a particular field or the magnitude of any such impairment charge. We additionally note that there may be changes to both drilling and completion designs that affect the volume curves, capital costs estimates and the amount of proved undeveloped locations that can be recorded, each of which will affect management’s estimates of future cash flows.

Management’s judgments and estimates in all the areas listed above are based on information available from both internal and external sources, including engineers, geologists and historical experience in similar matters. Actual results could differ from the estimates as additional information becomes known.

There have been no material changes in our critical accounting policies and procedures during the three months ended March 31, 2019. See our disclosure of critical accounting policies in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on February 20, 2019.

New accounting pronouncements issued but not yet adopted. See Note 2 of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for information regarding new accounting pronouncements issued but not yet adopted.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

We are exposed to a variety of market risks, including credit risk, commodity price risk and interest rate risk. We address these risks through a program of risk management which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we are a party at March 31, 2019, and from which we may incur future gains or losses from changes in market interest rates or commodity prices and losses from extension of credit. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

Commodity price risk.  We are exposed to market risk as the prices of our commodities are subject to fluctuations resulting from changes in supply and demand. To reduce our exposure to changes in the prices of our commodities, we have entered into, and may in the future enter into, additional commodity price risk management arrangements for a portion of our oil and natural gas production. The agreements that we have entered into generally have the effect of providing us with a fixed price for a portion of our expected future oil and natural gas production over a fixed period of time. Our commodity price risk management arrangements are recorded at fair value and thus changes to the future commodity prices will have an impact on net income. The following table sets forth the hypothetical impact on the fair value of the commodity price risk management arrangements from an average increase and decrease in the commodity price of $5.00 per Bbl of oil and $0.50 per MMBtu of natural gas from the commodity prices at March 31, 2019:

	Increase of	Decrease of
	$5.00 per Bbl and	$5.00 per Bbl and
(in millions)	$0.50 per MMBtu	$0.50 per MMBtu

Gain (loss):
Oil derivatives	$(439)	$439
Natural gas derivatives	(35)	35
Total	$(474)	$474

At March 31, 2019, we had (i) oil price swaps and oil costless collars covering future oil production from April 1, 2019 through December 31, 2021 and (ii) oil basis swaps covering our Midland to Cushing basis differential from April 1, 2019 to December 31, 2021. The NYMEX oil price at March 31, 2019 was $60.14 per Bbl. At April 29, 2019, the NYMEX oil price was $63.50 per Bbl.

At March 31, 2019, we had natural gas price swaps that settle on a monthly basis covering future natural gas production from April 1, 2019 to December 31, 2020. The NYMEX natural gas price at March 31, 2019 was $2.66 per MMBtu. At April 29, 2019, the NYMEX natural gas price was $2.59 per MMBtu.

A decrease in the average forward NYMEX oil and natural gas prices below those at March 31, 2019 would decrease the fair value liability of our commodity derivative contracts from their recorded balance at March 31, 2019. Changes in the recorded fair value of our commodity derivative contracts are marked to market through earnings as gains or losses. The potential decrease in our fair value liability would be recorded in earnings as a gain. However, an increase in the average forward NYMEX oil and natural gas prices above those at March 31, 2019 would increase the fair value liability of our commodity derivative contracts from their recorded balance at March 31, 2019. The potential increase in our fair value liability would be recorded in earnings as a loss. We are currently unable to estimate the effects on the earnings of future periods resulting from changes in the market value of our commodity derivative contracts.

We recorded a loss on derivatives of $1,059 million and $35 million for the three months ended March 31, 2019 and 2018, respectively. The increase in loss on derivatives was primarily due to the change in commodity future price curves at the respective measurement and settlement periods.

The fair value of our derivative instruments is determined based on our valuation models. We did not change our valuation method for our derivative instruments during the three months ended March 31, 2019. The following table reconciles the changes that occurred in the fair values of our derivative instruments during the three months ended March 31, 2019:

Commodity Derivative
Instruments
(in millions)	Net Assets (Liabilities)

Fair value of contracts outstanding at December 31, 2018	$695
Changes in fair values (a)	(1,059)
Contract maturities	-
Fair value of contracts outstanding at March 31, 2019 (b)	$(364)

(a) At inception, new derivative contracts entered into by us have no intrinsic value.
(b) Represents the fair value of open derivative contracts subject to market risk.

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

We had total indebtedness of $615 million outstanding under our Credit Facility at March 31, 2019. The impact of a one percent increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $6 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at March 31, 2019 at the reasonable assurance level.

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

Item 1A.  Risk Factors

In addition to the information set forth in this Quarterly Report, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2018, including those under the headings “Part I, Item 1. Business — Competition,” “— Marketing Arrangements” and “— Applicable Laws and Regulations,” “Part I, Item 1A. Risk Factors,” “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” which risks could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2018. The risks described in our reports filed with the SEC are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our share repurchase activity for each period presented:

Period	Total number of shares withheld (a)	Average price per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plan

January 1, 2019 - January 31, 2019	123,306	$104.35	-
February 1, 2019 - February 28, 2019	609	$110.39	-
March 1, 2019 - March 31, 2019	243	$108.44	-

(a)		Represents shares that were withheld by us to satisfy tax withholding obligations of certain employees that arose upon the lapse of restrictions on share-based awards.

Item 6.  Exhibits

Exhibit No.		Exhibit

3.1		Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on August 8, 2007, and incorporated herein by reference).
3.2

Fourth Amended and Restated Bylaws of Concho Resources Inc., as amended January 2, 2018 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on January 4, 2018, and incorporated herein by reference).

10.1	**	Form of Performance Unit Award Agreement, dated January 2, 2019 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on January 4, 2019, and incorporated herein by reference).
10.2	**	Form of Succession Restricted Stock Agreement, dated January 2, 2019 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on January 4, 2019, and incorporated herein by reference).
10.3	**

Employment Agreement, dated January 1, 2019, by and between Concho Resources Inc. and J. Steve Guthrie (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K on January 4, 2019, and incorporated herein by reference).

10.4	**

Form of Indemnification Agreement, dated January 2, 2019, between Concho Resources Inc. and each of the officers and directors thereof (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 4, 2019, and incorporated herein by reference).

10.5	**

Form of Succession 3-Year Performance Unit Award Agreement, dated January 2, 2019, between Concho Resources Inc. and each of Messrs. Harper and Giraud (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K on January 4, 2019, and incorporated herein by reference).

10.6	**

Form of Succession 5-Year Performance Unit Award Agreement, dated January 2, 2019, between Concho Resources Inc. and each of Messrs. Harper and Giraud (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K on January 4, 2019, and incorporated herein by reference).

10.7	**

Executive Severance Plan, dated January 1, 2019, by and between Concho Resources Inc. and each of the officers thereof (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K on January 4, 2019, and incorporated herein by reference).

10.8	**	Form of Restricted Stock Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on January 4, 2019, and incorporated herein by reference).
31.1	(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	(a)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	(b)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	(a)	XBRL Instance Document.

101.SCH	(a)	XBRL Schema Document.

101.CAL	(a)	XBRL Calculation Linkbase Document.

101.DEF	(a)	XBRL Definition Linkbase Document.

101.LAB	(a)	XBRL Labels Linkbase Document.

101.PRE	(a)	XBRL Presentation Linkbase Document.

(a) Filed herewith.

(b) Furnished herewith.

** Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCHO RESOURCES INC.

Date:	May 1, 2019	By	/s/ Timothy A. Leach

Timothy A. Leach
Chairman of the Board of Directors and Chief Executive
Officer
(Principal Executive Officer)

		By	/s/ Brenda R. Schroer

Brenda R. Schroer
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

		By	/s/ Jacob P. Gobar

Jacob P. Gobar
Vice President and Chief Accounting Officer
(Principal Accounting Officer)