Form 10-Q
period 2019-09-30
CONCHO RESOURCES INC
filed 2019-10-30
CIK 1358071

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Number of shares of the registrant’s common stock outstanding at October 28, 2019: 201,028,695 shares

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

•
drilling, completion and operating risks, including our ability to efficiently execute large-scale project development as we could experience delays, curtailments and other adverse impacts associated with well spacing and a high concentration of activity;

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

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

Concho Resources Inc.
Consolidated Balance Sheets
Unaudited

(in millions, except share and per share amounts)	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, net of allowance for doubtful accounts:
Oil and natural gas	535	466
Joint operations and other	263	365
Inventory	30	35
Assets held for sale	930	—
Derivative instruments	201	484
Prepaid costs and other	58	59
Total current assets	2,017	1,409
Property and equipment:
Oil and natural gas properties, successful efforts method	28,497	31,706
Accumulated depletion and depreciation	(7,477)	(9,701)
Total oil and natural gas properties, net	21,020	22,005
Other property and equipment, net	408	308
Total property and equipment, net	21,428	22,313
Deferred loan costs, net	8	10
Goodwill	2,141	2,224
Intangible assets, net	17	19
Noncurrent derivative instruments	121	211
Other assets	400	108
Total assets	$26,132	$26,294
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable - trade	$66	$50
Book overdrafts	55	159
Revenue payable	220	253
Accrued drilling costs	471	574
Liabilities held for sale	69	—
Derivative instruments	15	—
Other current liabilities	444	320
Total current liabilities	1,340	1,356
Long-term debt	4,349	4,194
Deferred income taxes	1,783	1,808
Noncurrent derivative instruments	—	—
Asset retirement obligations and other long-term liabilities	149	168
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 authorized; 202,216,989 and 201,288,884 shares issued at September 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	14,840	14,773
Retained earnings	3,817	4,126
Treasury stock, at cost; 1,172,545 and 1,031,655 shares at September 30, 2019 and December 31, 2018, respectively	(146)	(131)
Total stockholders’ equity	18,511	18,768
Total liabilities and stockholders’ equity	$26,132	$26,294

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.
Consolidated Statements of Operations
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2019	2018	2019	2018
Operating revenues:
Oil sales	$1,023	$957	$3,007	$2,545
Natural gas sales	92	235	339	539
Total operating revenues	1,115	1,192	3,346	3,084
Operating costs and expenses:
Oil and natural gas production	190	156	552	416
Production and ad valorem taxes	85	89	255	229
Gathering, processing and transportation	25	16	73	36
Exploration and abandonments	26	10	90	36
Depreciation, depletion and amortization	488	406	1,431	1,033
Accretion of discount on asset retirement obligations	3	3	8	7
Impairments of long-lived assets	101	—	969	—
General and administrative (including non-cash stock-based compensation of $20 and $23 for the three months ended September 30, 2019 and 2018, respectively, and $67 and $58 for the nine months ended September 30, 2019 and 2018, respectively)	75	84	254	221
(Gain) loss on derivatives	(397)	625	445	793
(Gain) loss on disposition of assets, net	(303)	5	(303)	(719)
Transaction costs	—	23	1	39
Total operating costs and expenses	293	1,417	3,775	2,091
Income (loss) from operations	822	(225)	(429)	993
Other income (expense):
Interest expense	(46)	(46)	(141)	(103)
Other, net	4	3	311	108
Total other income (expense)	(42)	(43)	170	5
Income (loss) before income taxes	780	(268)	(259)	998
Income tax (expense) benefit	(222)	69	25	(225)
Net income (loss)	$558	$(199)	$(234)	$773
Earnings per share:
Basic net income (loss)	$2.78	$(1.05)	$(1.18)	$4.74
Diluted net income (loss)	$2.78	$(1.05)	$(1.18)	$4.74

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.
Consolidated Statements of Stockholders’ Equity
Unaudited

	Three Months Ended September 30, 2019
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
(in millions, except share data)	Shares	Amount			Shares	Amount
	(in thousands)				(in thousands)
BALANCE AT JUNE 30, 2019	201,765	$—	$14,820	$3,284	1,166	$(145)	$17,959
Net income	—	—	—	558	—	—	558
Common stock dividends ($0.125 per share)	—	—	—	(25)	—	—	(25)
Grants of restricted stock	511	—	—	—	—	—	—
Performance unit share conversion	—	—	—	—	—	—	—
Cancellation of restricted stock	(59)	—	—	—	—	—	—
Stock-based compensation	—	—	20	—	—	—	20
Purchase of treasury stock	—	—	—	—	7	(1)	(1)
BALANCE AT SEPTEMBER 30, 2019	202,217	$—	$14,840	$3,817	1,173	$(146)	$18,511

	Nine Months Ended September 30, 2019
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
(in millions, except share data)	Shares	Amount			Shares	Amount
	(in thousands)				(in thousands)
BALANCE AT DECEMBER 31, 2018	201,289	$—	$14,773	$4,126	1,032	$(131)	$18,768
Net loss	—	—	—	(234)	—	—	(234)
Common stock dividends ($0.375 per share)	—	—	—	(75)	—	—	(75)
Grants of restricted stock	772	—	—	—	—	—	—
Performance unit share conversion	246	—	—	—	—	—	—
Cancellation of restricted stock	(90)	—	—	—	—	—	—
Stock-based compensation	—	—	67	—	—	—	67
Purchase of treasury stock	—	—	—	—	141	(15)	(15)
BALANCE AT SEPTEMBER 30, 2019	202,217	$—	$14,840	$3,817	1,173	$(146)	$18,511

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.
Consolidated Statements of Stockholders’ Equity
Unaudited

	Three Months Ended September 30, 2018
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
(in millions, except share data)	Shares	Amount			Shares	Amount
	(in thousands)				(in thousands)
BALANCE AT JUNE 30, 2018	150,195	$—	$7,177	$2,812	813	$(98)	$9,891
Net loss	—	—	—	(199)	—	—	(199)
Common stock issued in business combination	50,915	—	7,549	—	—	—	7,549
Grants of restricted stock	199	—	—	—	—	—	—
Performance unit share conversion	—	—	—	—	—	—	—
Cancellation of restricted stock	(41)	—	—	—	—	—	—
Stock-based compensation	—	—	23	—	—	—	23
Purchase of treasury stock	—	—	—	—	215	(32)	(32)
BALANCE AT SEPTEMBER 30, 2018	201,268	$—	$14,749	$2,613	1,028	$(130)	$17,232

	Nine Months Ended September 30, 2018
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
(in millions, except share data)	Shares	Amount			Shares	Amount
	(in thousands)				(in thousands)
BALANCE AT DECEMBER 31, 2017	149,325	$—	$7,142	$1,840	598	$(67)	$8,915
Net income	—	—	—	773	—	—	773
Common stock issued in business combination	50,915	—	7,549	—	—	—	7,549
Grants of restricted stock	646	—	—	—	—	—	—
Performance unit share conversion	446	—	—	—	—	—	—
Cancellation of restricted stock	(64)	—	—	—	—	—	—
Stock-based compensation	—	—	58	—	—	—	58
Purchase of treasury stock	—	—	—	—	430	(63)	(63)
BALANCE AT SEPTEMBER 30, 2018	201,268	$—	$14,749	$2,613	1,028	$(130)	$17,232

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.
Consolidated Statements of Cash Flows
Unaudited

	Nine Months Ended September 30,
(in millions)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(234)	$773
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	1,431	1,033
Accretion of discount on asset retirement obligations	8	7
Impairments of long-lived assets	969	—
Exploration and abandonments	68	20
Non-cash stock-based compensation expense	67	58
Deferred income taxes	(25)	225
Net gain on disposition of assets and other non-operating items	(591)	(719)
Loss on derivatives	445	793
Net settlements paid on derivatives	(57)	(238)
Other	(6)	(94)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(19)	(57)
Prepaid costs and other	(1)	(15)
Inventory	2	(12)
Accounts payable	16	(27)
Revenue payable	(20)	62
Other current liabilities	14	52
Net cash provided by operating activities	2,067	1,861
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and natural gas properties	(2,385)	(1,669)
Acquisitions of oil and natural gas properties	(34)	(105)
Additions to property, equipment and other assets	(82)	(53)
Proceeds from the disposition of assets	393	260
Deposit for pending divestiture of oil and natural gas properties	93	—
Direct transaction costs for asset acquisitions and dispositions	(5)	(3)
Distribution from equity method investment	—	148
Net cash used in investing activities	(2,020)	(1,422)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	2,680	2,408
Payments on credit facility	(2,527)	(2,537)
Issuance of senior notes, net	—	1,595
Repayments of RSP debt	—	(1,690)
Debt extinguishment costs	—	(83)
Payments for loan costs	—	(16)
Payment of common stock dividends	(75)	—
Purchases of treasury stock	(15)	(63)
Decrease in book overdrafts	(104)	(29)
Other	(6)	—
Net cash used in financing activities	(47)	(415)
Net increase in cash and cash equivalents	—	24
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$24
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for business combinations	$—	$7,549

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2019
Unaudited

Note 1. Organization and nature of operations
Concho Resources Inc., a Delaware corporation (the “Company”), is an independent oil and natural gas company engaged in the acquisition, development, exploration and production of oil and natural gas properties. The Company's operations are primarily focused in the Permian Basin of West Texas and Southeast New Mexico.
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
Assets held for sale. On August 29, 2019, the Company entered into a definitive agreement to sell its New Mexico Shelf assets and has reflected the related assets and liabilities as held for sale in the consolidated balance sheet at September 30, 2019. Refer to Note 4 for further information regarding the Company’s pending sale of its New Mexico Shelf assets.
On the date at which the Company determined the asset group met all of the held for sale criteria, the Company discontinued the recording of depletion and depreciation of the asset or asset group to be sold and reclassified it as held for sale in the accompanying consolidated balance sheets. These assets held for sale were measured at the fair value less cost to sell.
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
Equity method investments. The Company holds membership interests in certain entities and accounts for these investments using the equity method of accounting.

•	The Company owns a 50 percent membership interest in Beta Holding Company, LLC, a midstream joint venture formed to construct a crude oil gathering system in the Midland Basin.

•
The Company owns a 20 percent membership interest in Solaris Midstream Holdings, LLC, an entity that owns and operates water gathering, transportation, disposal, recycling and storage infrastructure assets in the Permian Basin.

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2019
Unaudited

•	The Company owns a preferred membership interest in WaterBridge Operating LLC, an entity that operates and manages various water infrastructure assets located in the Permian Basin.
The Company includes its equity method investment balance in other assets on the consolidated balance sheets. The Company records its share of equity investment earnings and losses in other income (expense) on the consolidated statements of operations. The Company recorded equity method investment income of $15 million and $5 million for the nine months ended September 30, 2019 and 2018, respectively. The Company also contributed certain water infrastructure assets and recorded a gain of $299 million, which is included in gain on disposition of assets, net on the Company’s consolidated statements of operations for the three and nine months ended September 30, 2019.
Until May 2019, the Company owned a 23.75 percent membership interest in Oryx Southern Delaware Holdings, LLC (“Oryx”), an entity that owned and operated Oryx I, a crude oil gathering and transportation system in the Delaware Basin (“Oryx I”). In February 2018, Oryx obtained a term loan of $800 million. The proceeds were used in part to fund a cash distribution to its equity holders, of which the Company received a distribution of approximately $157 million. Of this amount, approximately $54 million fully offset the Company’s net investment in Oryx. The net investment of $54 million included $45 million of Company's contributions made to Oryx and $9 million of equity income. The remaining distribution of approximately $103 million was recorded in other income (expense) on the Company’s consolidated statement of operations. In May 2019, Oryx completed the sale of 100 percent of its equity interests in Oryx I. The Company received $289 million, net of closing costs, in connection with the sale of Oryx I and recorded a gain in other income (expense) on the Company’s consolidated statement of operations for the nine months ended September 30, 2019.
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
The Company enters into contracts with customers to sell its oil and natural gas production. Revenue on these contracts is recognized in accordance with the five-step revenue recognition model prescribed in Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers,” (“ASC 606”). Specifically, revenue is recognized when the Company’s performance obligations under these contracts are satisfied, which generally occurs with the transfer of control of the oil and natural gas to the purchaser. Control is generally considered transferred when the following criteria are met: (i) transfer of physical custody, (ii) transfer of title, (iii) transfer of risk of loss and (iv) relinquishment of any repurchase rights or other similar rights. Given the nature of the products sold, revenue is recognized at a point in time based on the amount of consideration the Company expects to receive in accordance with the price specified in the contract. Consideration under the oil and natural gas marketing contracts is typically received from the purchaser one to two months after production. At September 30, 2019 and December 31, 2018, the Company had receivables related to contracts with customers of $535 million and $466 million, respectively.
Oil Contracts. The majority of the Company’s oil marketing contracts transfer physical custody and title at or near the wellhead, which is generally when control of the oil has been transferred to the purchaser. The majority of the oil produced is sold under contracts using market-based pricing which is then adjusted for differentials based upon delivery location and oil quality. To the extent the differentials are incurred after the transfer of control of the oil, the differentials are included in oil sales on the consolidated statements of operations as they represent part of the transaction price of the contract. If the differentials, or other related costs, are incurred prior to the transfer of control of the oil, those costs are included in gathering, processing and transportation on the Company’s consolidated statements of operations and are accounted for as costs incurred directly and not netted from the transaction price.
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

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2019
Unaudited

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
General and administrative expense. The Company receives fees for the operation of jointly-owned oil and natural gas properties during the drilling and production phases and records such reimbursements as reductions to general and administrative expense. Such fees totaled $5 million and $4 million for the three months ended September 30, 2019 and 2018, respectively, and $13 million for both the nine months ended September 30, 2019 and 2018.
Goodwill. Goodwill is assessed for impairment on an annual basis, or more frequently if indicators of impairment exist. Impairment tests, which involve the use of estimates related to the fair market value of the business operations with which goodwill is associated, are performed as of July 1 of each year. The balance of goodwill is allocated in its entirety to the Company’s one reporting unit. The reporting unit’s fair value is the Company’s enterprise value calculated as the combined market capitalization of the Company’s equity, which includes a control premium, plus the fair value of the Company’s long-term debt. If the results of the quantitative test are such that the fair value of the reporting unit is less than the carrying value, goodwill is then reduced by an amount that is equal to the amount by which the carrying value of the reporting unit exceeds the fair value.
The Company performed a quantitative impairment test during the third quarter of 2019. The fair value of the reporting unit exceeded the carrying value of net assets at July 1, 2019.
As discussed in Note 4, in August 2019, the Company entered into a definitive agreement to sell its assets in the New Mexico Shelf. The Company classified these assets as held for sale at August 29, 2019. The Company allocated $81 million of goodwill to this disposal group, all of which the Company impaired. This impairment charge was recorded in impairments of long-lived assets on the consolidated statements of operations for the three and nine months ended September 30, 2019. See Note 6 for additional impairment discussion of this disposal group. In conjunction with the allocation and impairment of goodwill related to the New Mexico Shelf disposal group, the Company performed a quantitative impairment test for the remaining goodwill. No additional impairment was recorded as the fair value of the reporting unit exceeded the carrying value.
The Company also performed an impairment test at September 30, 2019 due to a decline in the Company’s market capitalization during the third quarter of 2019. The fair value of the reporting unit at September 30, 2019 exceeded the carrying value of net assets, and no additional impairment charges were recorded during the third quarter of 2019. As a result of the aforementioned impairment charge recorded during the current quarter, the Company's goodwill balance decreased from $2.2 billion at December 31, 2018 to $2.1 billion at September 30, 2019.
A decrease in the Company's enterprise value could lead to an impairment of goodwill in future periods. Currently, the primary factor that may negatively affect the Company's enterprise value is a continued depressed level of the Company's stock price. Many factors affecting the Company's stock price are beyond the Company's control and the Company cannot predict the potential effects on the price of its common stock. Stock markets in general can also experience considerable price and volume fluctuations. In addition, deteriorating industry, market and economic conditions could negatively impact the control premium and the Company's enterprise value, which could lead to an impairment of the Company's goodwill balance.
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

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2019
Unaudited

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
New accounting pronouncements issued but not yet adopted. In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“Topic 326”), which replaces the current “incurred loss” methodology for recognizing credit losses with an “expected loss” methodology. This new methodology requires that a financial asset measured at amortized cost be presented at the net amount expected to be collected. This standard is intended to provide more timely decision-useful information about the expected credit losses on financial instruments. In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments–Credit Losses,” which makes amendments to clarify the scope of the guidance, including the amendment clarifying that receivables arising from operating leases are not within the scope of Topic 326. This guidance is effective for fiscal years beginning after December 15, 2019, and early adoption is allowed as early as fiscal years beginning after December 15, 2018. The Company is currently reviewing the potentially impacted financial assets and is developing an internal model for measuring the expected credit losses for those balances. The Company does not believe this new guidance will have a material impact on its consolidated financial statements.
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
September 30, 2019
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

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2019
Unaudited

Pro forma data. The following unaudited pro forma combined condensed financial data for the three and nine months ended September 30, 2018 was derived from the historical financial statements of the Company giving effect to the RSP Acquisition as if it had occurred on January 1, 2017. The below information reflects pro forma adjustments for the issuance of the Company’s common stock in exchange for RSP’s outstanding shares of common stock, as well as pro forma adjustments based on available information and certain assumptions that the Company believes are reasonable, including (i) the Company’s common stock issued to convert RSP’s outstanding shares of common stock and equity awards as of the closing date of the RSP Acquisition, (ii) the depletion of RSP’s fair-valued proved oil and natural gas properties and (iii) the estimated tax impacts of the pro forma adjustments.
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

(in millions, except per share amounts)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Operating revenues	$1,243	$3,741
Net income (loss)	$(133)	$1,039
Earnings per share:
Basic net income (loss)	$(0.67)	$5.19
Diluted net income (loss)	$(0.67)	$5.19

Note 4. Other acquisitions, divestitures and nonmonetary transactions
During the nine months ended September 30, 2019, the Company entered into the following transaction:
New Mexico Shelf divestiture. On August 29, 2019, the Company entered into a definitive agreement to sell its assets in the New Mexico Shelf for cash proceeds of $925 million, subject to customary closing and post-closing adjustments. In conjunction with the execution of this agreement, the Company received a cash deposit of $93 million from the buyer, which was included in other current liabilities on the consolidated balance sheet at September 30, 2019. The Company determined these assets and liabilities to be held for sale at August 29, 2019 and classified them as current assets and liabilities held for sale on the consolidated balance sheet. Additionally, an impairment charge of $3 million, included in impairments of long-lived assets on the Company's consolidated statements of operations for the three and nine months ended September 30, 2019, was recorded to reduce the carrying value of these assets to their estimated fair value less costs to sell. The total assets held for sale of $930 million relate primarily to oil and natural gas properties, while the total liabilities held for sale of $69 million relate to $59 million of asset retirement obligations and $10 million of revenue payable. This transaction is expected to close in November 2019 and is subject to customary terms and conditions.
During the nine months ended September 30, 2018, the Company closed the following transactions:
February 2018 acquisition and divestiture. In February 2018, the Company closed an acquisition treated as a business combination where it received producing wells along with approximately 21,000 net acres, primarily located in the Midland Basin. As consideration for the non-cash acquisition, the Company divested of certain producing wells and approximately 34,000 net acres located primarily in the northern portion of the Delaware Basin. The business acquired was valued at approximately $755 million as compared to the historical book value of the divested assets of approximately $180 million, which resulted in a non-cash gain of approximately $575 million, included in gain on disposition of assets, net on the Company’s consolidated statement of operations for the nine months ended September 30, 2018.
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
Nonmonetary transactions. During the nine months ended September 30, 2018, the Company completed multiple nonmonetary transactions. These transactions included exchanges of both proved and unproved oil and natural gas properties. Certain of these transactions were accounted for at fair value and, as a result, the Company recorded pre-tax gains of approximately

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2019
Unaudited

$15 million, included in gain on disposition of assets, net on the Company’s consolidated statement of operations for the nine months ended September 30, 2018.
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
A summary of the Company’s restricted stock shares and performance unit activity under the Plan for the nine months ended September 30, 2019 is presented below:

	Restricted Stock Shares	Performance Units
Outstanding at December 31, 2018	1,364,699	218,391
Awards granted (a)	771,789	212,947	(b)
Awards canceled / forfeited	(89,998)	—
Lapse of restrictions	(477,303)	—
Outstanding at September 30, 2019	1,569,187	431,338

(a) Weighted average grant date fair value per share/unit	$98.98	$144.03
(b) Includes 38,952 performance unit awards granted to certain officers in January 2019 that may convert into shares of restricted stock awards at the end of each performance period that will be subject to additional vesting conditions.

The following table reflects the future stock-based compensation expense to be recorded for all the stock-based compensation awards that were outstanding at September 30, 2019:

(in millions)
Remaining 2019	$22
2020	63
2021	37
2022	13
2023	2
2024	1
Thereafter	2
Total	$140

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2019
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

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2019
Unaudited

Financial Assets and Liabilities Measured at Fair Value
The following table presents the carrying amounts and fair values of the Company’s financial instruments at September 30, 2019 and December 31, 2018:

(in millions)	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets:
Derivative instruments	$322	$322	$695	$695

Liabilities:
Derivative instruments	$15	$15	$—	$—
Credit facility	$395	$395	$242	$242
$600 million 4.375% senior notes due 2025 (a)	$594	$622	$594	$591
$1,000 million 3.75% senior notes due 2027 (a)	$990	$1,043	$989	$939
$1,000 million 4.3% senior notes due 2028 (a)	$989	$1,081	$988	$980
$800 million 4.875% senior notes due 2047 (a)	$789	$914	$789	$761
$600 million 4.85% senior notes due 2048 (a)	$592	$689	$592	$573

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

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2019
Unaudited

Derivative instruments. The fair value of the Company’s derivative instruments is estimated by management considering various factors, including closing exchange and over-the-counter quotations and the time value of the underlying commitments. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following tables summarize (i) the valuation of each of the Company’s financial instruments by required fair value hierarchy levels and (ii) the gross fair value by the appropriate balance sheet classification, even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the Company’s consolidated balance sheets at September 30, 2019 and December 31, 2018. The Company nets the fair value of derivative instruments by counterparty in the Company’s consolidated balance sheets.

September 30, 2019
(in millions)	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
Assets:
Current:
Commodity derivatives	$—	$302	$—	$302	$(101)	$201
Noncurrent:
Commodity derivatives	—	147	—	147	(26)	121

Liabilities:
Current:
Commodity derivatives	—	(116)	—	(116)	101	(15)
Noncurrent:
Commodity derivatives	—	(26)	—	(26)	26	—

Net derivative instruments	$—	$307	$—	$307	$—	$307

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2019
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

Concentrations of credit risk. At September 30, 2019, the Company’s primary concentrations of credit risk are the risk of collecting accounts receivable and the risk of counterparties’ failure to perform under derivative obligations.
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
September 30, 2019
Unaudited

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are reported at fair value on a nonrecurring basis in the Company’s consolidated balance sheets. The following methods and assumptions were used to estimate the fair values.
Impairments of long-lived assets. The Company reviews its long-lived assets to be held and used, including proved oil and natural gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable, for instance when there are declines in commodity prices or well performance. The Company reviews its oil and natural gas properties by depletion base. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. If the estimated undiscounted future net cash flows are less than the carrying amount of the Company’s assets, it recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. At June 30, 2019, the carrying amount of the proved properties of the Company's Yeso field exceeded the expected undiscounted future net cash flows resulting in an impairment charge against earnings of $868 million, reducing the carrying value of the Yeso field to its estimated fair value of $968 million. This impairment charge was included in impairments of long-lived assets on the consolidated statement of operations for the nine months ended September 30, 2019. The impairment charge represented the amount by which the carrying amount exceeded the estimated fair value of the assets and was attributable primarily to certain downward adjustments to the Company's economically recoverable proved oil and natural gas reserves.
The assumptions used in calculating the estimated fair value of the Yeso field at June 30, 2019 are below.
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
At June 30, 2019, the Company’s estimates of commodity prices for purposes of determining undiscounted future cash flows, which were based on the NYMEX strip, ranged from a 2019 price of $58.32 per barrel of oil decreasing to a 2022 price of $53.58 then rising to a 2026 price of $54.47 per barrel of oil. Natural gas prices ranged from a 2019 price of $2.38 per Mcf of natural gas increasing to a 2026 price of $2.99 per Mcf. Both oil and natural gas commodity prices for this purpose were held flat after 2026.
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
At June 30, 2019, the Company's estimate of commodity prices for purposes of determining discounted future cash flows ranged from a 2019 price of $58.32 per barrel of oil increasing to a 2026 price of $62.06 per barrel of oil. Natural gas prices ranged from a 2019 price of $2.38 per Mcf of natural gas increasing to a 2026 price of $3.00 per Mcf of natural gas. These prices were then adjusted for location and quality differentials. Both oil and natural gas commodity prices for this purpose were inflated by two percent each year after 2026. The expected future net cash flows were discounted using a rate of 10 percent.
Due to the decrease in future commodity prices after June 30, 2019, the Company further impaired the Yeso Field and recorded an impairment charge of $20 million during the three months ended September 30, 2019.
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
Assets held for sale. The Company's Yeso field is primarily composed of the New Mexico Shelf assets that the Company expects to sell in November 2019. The assets and liabilities associated with the pending New Mexico Shelf divestiture were classified as held for sale at August 29, 2019 and were measured at their estimated fair value less cost to sell. The related fair value was based upon anticipated sales proceeds less costs to sell. The anticipated proceeds are equal to the $925 million base purchase price less estimated customary closing and post-closing adjustments. Because the Company's closing and post-closing adjustments, primarily revenues and operating expenses, used to calculate the fair value less costs to sell are estimates that are both significant and unobservable, they are considered Level 3 fair value measurements. Refer to Note 4 for additional information related to the New Mexico Shelf asset divestiture.

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2019
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
The following table summarizes the amounts reported in earnings related to the commodity derivative instruments for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Gain (loss) on derivatives:
Oil derivatives	$355	$(626)	$(506)	$(787)
Natural gas derivatives	42	1	61	(6)
Total	$397	$(625)	$(445)	$(793)

The following table represents the Company’s net cash receipts from (payments on) derivatives for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Net cash receipts from (payments on) derivatives:
Oil derivatives	$(21)	$(46)	$(72)	$(245)
Natural gas derivatives	14	2	15	7
Total	$(7)	$(44)	$(57)	$(238)

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2019
Unaudited

Commodity derivative contracts. The following table sets forth the Company’s outstanding derivative contracts at September 30, 2019. When aggregating multiple contracts, the weighted average contract price is disclosed. All of the Company’s derivative contracts at September 30, 2019 are expected to settle by December 31, 2021.

	2019	2020
	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total	2021
Oil Price Swaps – WTI: (a)
Volume (MBbl)	13,469	12,517	11,075	10,067	9,586	43,245	13,137
Price per Bbl	$56.46	$57.01	$56.88	$56.93	$57.01	$56.96	$55.33
Oil Price Swaps – Brent: (b)
Volume (MBbl)	2,178	1,456	1,456	1,472	1,472	5,856	—
Price per Bbl	$62.08	$60.12	$60.12	$60.12	$60.12	$60.12	$—
Oil Costless Collars: (a)
Volume (MBbl)	1,058	—	—	—	—	—	—
Ceiling price per Bbl	$62.95	$—	$—	$—	$—	$—	$—
Floor price per Bbl	$55.43	$—	$—	$—	$—	$—	$—
Oil Basis Swaps: (c)
Volume (MBbl)	16,053	14,651	10,647	10,580	10,120	45,998	14,600
Price per Bbl	$(2.19)	$(0.46)	$(0.65)	$(0.66)	$(0.71)	$(0.60)	$0.57
Natural Gas Price Swaps – Henry Hub: (d)
Volume (BBtu)	37,750	35,024	32,313	30,038	28,498	125,873	36,500
Price per MMBtu	$2.51	$2.46	$2.46	$2.47	$2.47	$2.47	$2.52
Natural Gas Basis Swaps – Henry Hub/El Paso Permian: (e)
Volume (BBtu)	28,820	25,770	23,960	22,080	21,770	93,580	36,500
Price per MMBtu	$(0.76)	$(1.06)	$(1.07)	$(1.07)	$(1.07)	$(1.07)	$(0.66)
Natural Gas Basis Swaps – Henry Hub/WAHA: (f)
Volume (BBtu)	9,200	7,280	7,280	7,360	7,360	29,280	10,950
Price per MMBtu	$(0.77)	$(1.10)	$(1.10)	$(1.10)	$(1.10)	$(1.10)	$(0.66)

(a) These oil derivative contracts are settled based on the New York Mercantile Exchange (“NYMEX”) – West Texas Intermediate (“WTI”) calendar-month average futures price.
(b) These oil derivative contracts are settled based on the Brent calendar-month average futures price.
(c) The basis differential price is between Midland – WTI and Cushing – WTI. The majority of these contracts are settled on a calendar-month basis, while certain contracts assumed in connection with the RSP acquisition are settled on a trading-month basis.

(d) The natural gas derivative contracts are settled based on the NYMEX – Henry Hub last trading day futures price.
(e) The basis differential price is between NYMEX – Henry Hub and El Paso Permian.
(f) The basis differential price is between NYMEX – Henry Hub and WAHA.

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
At September 30, 2019, the Company had a net asset position of $307 million as a result of outstanding derivative contracts, which are reflected in the accompanying balance sheets. The Company assessed this balance for concentration risk and noted balances of approximately $79 million, $72 million and $36 million with J.P. Morgan Chase Bank, Wells Fargo Bank N.A. and PNC Bank N.A., respectively.

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2019
Unaudited

Note 8. Debt
The Company’s debt consisted of the following at September 30, 2019 and December 31, 2018:

(in millions)	September 30, 2019	December 31, 2018
Credit facility due 2022	$395	$242
4.375% unsecured senior notes due 2025 (a)	600	600
3.75% unsecured senior notes due 2027	1,000	1,000
4.3% unsecured senior notes due 2028	1,000	1,000
4.875% unsecured senior notes due 2047	800	800
4.85% unsecured senior notes due 2048	600	600
Unamortized original issue discount	(10)	(10)
Senior notes issuance costs, net	(36)	(38)
Less: current portion	—	—
Total long-term debt	$4,349	$4,194

(a) For each of the twelve-month periods beginning on January 15, 2020, 2021, 2022, 2023 and thereafter, these notes are callable at 103.281%, 102.188%, 101.094% and 100%, respectively.

Credit facility. The Company’s Credit Facility has a maturity date of May 9, 2022. At September 30, 2019, the Company’s commitments from its bank group were $2.0 billion, of which $1.6 billion were unused commitments, net of letters of credit. During the three and nine months ended September 30, 2019, the weighted average interest rates on the Credit Facility were 4.0 percent and 4.3 percent, respectively.  At September 30, 2019, certain of the Company’s 100 percent owned subsidiaries were guarantors under the Credit Facility.
Senior notes. Interest on the Company’s senior notes is paid in arrears semi-annually. The senior notes are fully and unconditionally guaranteed on a senior unsecured basis by certain of the Company’s 100 percent owned subsidiaries, subject to customary release provisions as described in Note 14, and rank equally in right of payments with one another.
At September 30, 2019, the Company was in compliance with the covenants under all of its debt instruments.
Interest expense. The following amounts have been incurred and charged to interest expense for the three and nine months ended September 30, 2019 and 2018:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cash payments for interest	$57	$16	$166	$76
Non-cash interest	2	1	5	4
Net changes in accruals	(7)	31	(15)	28
Interest costs incurred	52	48	156	108
Less: capitalized interest	(6)	(2)	(15)	(5)
Total interest expense	$46	$46	$141	$103

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2019
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
Commitments.  The Company periodically enters into contractual arrangements under which the Company is committed to expend funds. These contractual arrangements relate to purchase agreements the Company has entered into including water commitment agreements, throughput volume delivery commitments, fixed and variable power commitments, sand commitment agreements and other commitments. The Company’s drilling rig commitments are considered leases under ASU 2016-02 and are included within the tables under the “Leases” section below. The following table summarizes the Company’s commitments at September 30, 2019:

(in millions)
Remaining 2019	$12
2020	62
2021	75
2022	38
2023	35
2024	36
Thereafter	102
Total	$360

At September 30, 2019, the Company’s delivery commitments covered the following gross volumes of oil and natural gas:

	Oil (MMBbl)	Natural Gas (MMcf)
Remaining 2019	7	560
2020	49	1,633
2021	51	14,112
2022	59	16,425
2023	51	16,425
2024	47	16,470
Thereafter	113	32,850
Total	377	98,475

Leases. The Company leases office space, office equipment, drilling rigs, field equipment and vehicles. Right-of-use assets and lease liabilities are initially recorded at commencement date based on the present value of lease payments over the lease term.

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2019
Unaudited

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
The following table provides supplemental consolidated balance sheet information related to leases at September 30, 2019:

(in millions)	Classification	September 30, 2019
Assets
Operating lease right-of-use assets	Other property and equipment, net	$16
Finance lease right-of-use assets	Other property and equipment, net	17
Total lease right-of-use assets (a)		$33

Liabilities
Current:
Operating	Other current liabilities	$8
Finance	Other current liabilities	6
Noncurrent:
Operating	Asset retirement obligations and other long-term liabilities	11
Finance	Asset retirement obligations and other long-term liabilities	11
Total lease liabilities (a)		$36

(a) Total lease right-of-use assets and lease liabilities are gross amounts, and a portion of these costs will be reimbursed by other working interest owners.

As of September 30, 2019, the Company had additional operating leases that have not yet commenced. Future undiscounted lease payments of $15 million and estimated lease incentives of $5 million will be included in the determination of the right-of-use asset and lease liability upon lease commencement.
The following table provides the components of lease cost, excluding lease cost related to short-term leases, for the three and nine months ended September 30, 2019:

(in millions)	Classification	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	General and administrative	$2	$6
Finance lease cost	Depreciation, depletion, and amortization (a)	2	6
Total lease cost		$4	$12

(a) Interest on lease liabilities related to finance leases was immaterial during the three and nine months ended September 30, 2019.

The Company’s short-term leases are primarily composed of drilling rigs and certain field equipment. During the three and nine months ended September 30, 2019, the Company’s gross lease costs related to its short-term leases were $64 million and $248 million, respectively, of which $43 million and $174 million, respectively, were capitalized as part of oil and natural gas properties. A portion of these costs was reimbursed to the Company by other working interest owners.

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2019
Unaudited

The following table summarizes supplemental cash flow information related to leases for the nine months ended September 30, 2019:

(in millions)	Nine Months Ended September 30, 2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$6
Financing cash flows from finance leases	$6
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3
Finance leases	$7

The following table provides lease terms and discount rates related to leases at September 30, 2019:

September 30, 2019
Weighted average remaining lease term (years):
Operating leases	3.4
Finance leases	2.9

Weighted average discount rate (a):
Operating leases	4.7%
Finance leases	4.3%

(a) The Company uses the rate implicit in the contract, if readily determinable, or its incremental borrowing rate at the commencement date as the discount rate in determining the present value of the lease payments.

The following table provides maturities of lease liabilities at September 30, 2019:

(in millions)	Operating Leases	Finance Leases
Remaining 2019	$2	$2
2020	8	7
2021	7	5
2022	2	3
2023	—	1
Thereafter	2	—
Total lease payments	21	18
Less: interest	(2)	(1)
Present value of lease liabilities	$19	$17

As discussed in Note 2, the Company elected a transition method to recognize the effects of applying the new standard as a cumulative-effect adjustment to the opening balance of retained earnings. Per ASU 2016-02, an entity electing this transition method should provide the required disclosures under Topic 840 for all periods that continue to be in accordance with Topic 840. As such, the Company included the future minimum lease commitments table below as of December 31, 2018. In addition, lease payments associated with these operating leases were $3 million and $9 million for the three and nine months ended September 30, 2018, respectively.

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2019
Unaudited

Future minimum lease commitments under non-cancellable leases at December 31, 2018 were as follows:

(in millions)
2019	$14
2020	12
2021	10
2022	3
2023	—
Thereafter	1
Total	$40

Note 10. Income taxes
The Company’s provision for income taxes is based on the estimated annual effective tax rate plus discrete items. For the three months ended September 30, 2019 and 2018, the Company recorded income tax expense of $222 million and an income tax benefit of $69 million, respectively. The change in the income tax provision was primarily due to the pre-tax income for the three months ended September 30, 2019 as compared to the pre-tax loss for the three months ended September 30, 2018. For the nine months ended September 30, 2019 and 2018, the Company recorded an income tax benefit of $25 million and an income tax expense of $225 million, respectively. The change in the income tax provision was primarily due to the pre-tax loss for the nine months ended September 30, 2019 as compared to the pre-tax income for the nine months ended September 30, 2018.
The effective income tax rates were 29 percent and 26 percent for the three months ended September 30, 2019 and 2018, respectively, and 10 percent and 23 percent for the nine months ended September 30, 2019 and 2018, respectively.
At the end of each interim period, we apply a forecasted annualized effective tax rate to the current period income or loss before income taxes, which can produce interim effective tax rate fluctuations. The difference between the Company’s effective tax rates for the three and nine months ended September 30, 2019 as compared to the same periods in 2018 was primarily due to the research and development credit, net of unrecognized tax benefits, recorded in 2019, and the impact of permanent differences between book and taxable income (loss). The lower effective tax rate during 2019 was partially the result of the permanent differences primarily related to the discrete, non-deductible goodwill impairment of $81 million recognized as a result of the pending New Mexico Shelf divestiture.
During the second quarter of 2019, the state of New Mexico enacted a tax law which, among other changes, amended the net operating loss apportioned carryforwards for corporations. As a result of this law change, the Company recorded an estimated deferred state tax benefit of $6 million for the nine months ended September 30, 2019.
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based upon the technical merits of the position. At December 31, 2018, the Company had cumulative unrecognized tax benefits of approximately $63 million, primarily related to research and development credits. As of September 30, 2019, the Company estimated an increase in cumulative unrecognized tax benefits for the 2019 tax year of approximately $17 million. If all or a portion of the unrecognized tax benefit is sustained upon examination by the taxing authorities, the tax benefit will be recognized as a reduction to the Company's deferred tax liability and will affect the Company's effective tax rate in the period recognized. The timing as to when the Company will substantially resolve the uncertainties associated with the unrecognized tax benefit is uncertain.
Note 11. Related party transactions
The Company paid royalties on certain properties to a partnership in which a director of the Company is the general partner and owns a 3.5 percent limited partnership interest. These payments totaled $2 million for both the three months ended September 30, 2019 and 2018, and $6 million for both the nine months ended September 30, 2019 and 2018.
At September 30, 2019, the Company had ownership interests in entities that operate and manage various infrastructure assets and accounts for these investments using the equity method. The Company made payments to these entities of $9 million and $24 million for the three and nine months ended September 30, 2019, respectively.

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2019
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
The following table reconciles the Company’s earnings (loss) from operations and earnings (loss) attributable to common stockholders to the basic and diluted earnings (loss) used to determine the Company’s earnings (loss) per share amounts for the three and nine months ended September 30, 2019 and 2018 under the two-class method:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Net income (loss) as reported	$558	$(199)	$(234)	$773
Participating basic earnings (a)	(4)	—	(1)	(6)
Basic earnings (loss) attributable to common stockholders	554	(199)	(235)	767
Reallocation of participating earnings	—	—	—	—
Diluted earnings (loss) attributable to common stockholders	$554	$(199)	$(235)	$767

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

The following table is a reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Weighted average common shares outstanding:
Basic	199,448	188,953	199,272	161,605
Dilutive performance units	6	—	—	342
Diluted	199,454	188,953	199,272	161,947

The following table is a summary of the performance units that were not included in the computation of diluted earnings per share, as inclusion of these items would be antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Number of antidilutive units:
Performance units	324	359	431	110

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

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2019
Unaudited

Note 13. Stockholders' equity
Common stock dividends. The Company paid dividends of $25 million, or $0.125 per share, and $75 million, or $0.375 per share, during the three and nine months ended September 30, 2019, respectively.
Note 14. Subsidiary guarantors
At September 30, 2019, certain of the Company’s 100 percent owned subsidiaries have fully and unconditionally guaranteed the Company’s senior notes. The indentures governing the Company’s senior notes provide that the guarantees of its subsidiary guarantors will be released in certain customary circumstances including (i) in connection with any sale, exchange or other disposition, whether by merger, consolidation or otherwise, of the capital stock of that guarantor to a person that is not the Company or a restricted subsidiary of the Company, such that, after giving effect to such transaction, such guarantor would no longer constitute a subsidiary of the Company, (ii) in connection with any sale, exchange or other disposition (other than a lease) of all or substantially all of the assets of that guarantor to a person that is not the Company or a restricted subsidiary of the Company, (iii) upon the merger of a guarantor into the Company or any other guarantor or the liquidation or dissolution of a guarantor, (iv) if the Company designates any restricted subsidiary that is a guarantor to be an unrestricted subsidiary in accordance with the indenture, (v) upon legal defeasance or satisfaction and discharge of the indenture and (vi) upon written notice of such release or discharge by the Company to the trustee following the release or discharge of all guarantees by such guarantor of any indebtedness that resulted in the creation of such guarantee, except a discharge or release by or as a result of payment under such guarantee.
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
The following condensed consolidating balance sheets at September 30, 2019 and December 31, 2018, condensed consolidating statements of operations for the three and nine months ended September 30, 2019 and 2018 and condensed consolidating statements of cash flows for the nine months ended September 30, 2019 and 2018, present financial information for Concho Resources Inc. as the parent on a stand-alone basis (carrying any investments in subsidiaries under the equity method), financial information for the subsidiary guarantors on a stand-alone basis (carrying any investment in non-guarantor subsidiaries under the equity method), financial information for the subsidiary non-guarantors on a stand-alone basis and the consolidation and elimination entries necessary to arrive at the information for the Company on a consolidated basis. All current and deferred income taxes are recorded on Concho Resources Inc., as the subsidiaries are flow-through entities for income tax purposes. The subsidiary guarantors and subsidiary non-guarantors are not restricted from making distributions to the Company.

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2019
Unaudited

Condensed Consolidating Balance Sheet
September 30, 2019
(in millions)	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Consolidating Entries	Total
ASSETS
Accounts receivable - related parties	$18,133	$—	$—	$(18,133)	$—
Other current assets	208	1,809	—	—	2,017
Oil and natural gas properties, net	—	21,004	16	—	21,020
Property and equipment, net	—	408	—	—	408
Investment in subsidiaries	5,741	—	—	(5,741)	—
Goodwill	—	2,141	—	—	2,141
Other long-term assets	134	412	—	—	546
Total assets	$24,216	$25,774	$16	$(23,874)	$26,132

LIABILITIES AND EQUITY
Accounts payable - related parties	$—	$18,117	$16	$(18,133)	$—
Other current liabilities	86	1,254	—	—	1,340
Long-term debt	4,349	—	—	—	4,349
Other long-term liabilities	1,270	662	—	—	1,932
Equity	18,511	5,741	—	(5,741)	18,511
Total liabilities and equity	$24,216	$25,774	$16	$(23,874)	$26,132

Condensed Consolidating Balance Sheet
December 31, 2018
(in millions)	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Consolidating Entries	Total
ASSETS
Accounts receivable - related parties	$18,155	$—	$—	$(18,155)	$—
Other current assets	534	875	—	—	1,409
Oil and natural gas properties, net	—	21,988	17	—	22,005
Property and equipment, net	—	308	—	—	308
Investment in subsidiaries	5,411	—	—	(5,411)	—
Goodwill	—	2,224	—	—	2,224
Other long-term assets	224	124	—	—	348
Total assets	$24,324	$25,519	$17	$(23,566)	$26,294

LIABILITIES AND EQUITY
Accounts payable - related parties	$—	$18,138	$17	$(18,155)	$—
Other current liabilities	70	1,286	—	—	1,356
Long-term debt	4,194	—	—	—	4,194
Other long-term liabilities	1,292	684	—	—	1,976
Equity	18,768	5,411	—	(5,411)	18,768
Total liabilities and equity	$24,324	$25,519	$17	$(23,566)	$26,294

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2019
Unaudited

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2019
(in millions)	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Consolidating Entries	Total
Total operating revenues	$—	$1,115	$—	$—	$1,115
Total operating costs and expenses	395	(688)	—	—	(293)
Income from operations	395	427	—	—	822
Interest expense	(46)	—	—	—	(46)
Other, net	431	4	—	(431)	4
Income before income taxes	780	431	—	(431)	780
Income tax expense	(222)	—	—	—	(222)
Net income	$558	$431	$—	$(431)	$558

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2018
(in millions)	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Consolidating Entries	Total
Total operating revenues	$—	$1,192	$—	$—	$1,192
Total operating costs and expenses	(626)	(791)	—	—	(1,417)
Income (loss) from operations	(626)	401	—	—	(225)
Interest expense	(46)	—	—	—	(46)
Other, net	404	3	—	(404)	3
Income (loss) before income taxes	(268)	404	—	(404)	(268)
Income tax benefit	69	—	—	—	69
Net income (loss)	$(199)	$404	$—	$(404)	$(199)

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2019
Unaudited

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2019
(in millions)	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Consolidating Entries	Total
Total operating revenues	$—	$3,346	$—	$—	$3,346
Total operating costs and expenses	(448)	(3,327)	—	—	(3,775)
Income (loss) from operations	(448)	19	—	—	(429)
Interest expense	(141)	—	—	—	(141)
Other, net	330	311	—	(330)	311
Income (loss) before income taxes	(259)	330	—	(330)	(259)
Income tax benefit	25	—	—	—	25
Net income (loss)	$(234)	$330	$—	$(330)	$(234)

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2018
(in millions)	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Consolidating Entries	Total
Total operating revenues	$—	$3,079	$5	$—	$3,084
Total operating costs and expenses	(794)	(1,294)	(3)	—	(2,091)
Income (loss) from operations	(794)	1,785	2	—	993
Interest expense	(103)	—	—	—	(103)
Other, net	1,895	108	—	(1,895)	108
Income before income taxes	998	1,893	2	(1,895)	998
Income tax expense	(225)	—	—	—	(225)
Net income	$773	$1,893	$2	$(1,895)	$773

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2019
Unaudited

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2019
(in millions)	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Consolidating Entries	Total
Net cash flows provided by (used in) operating activities	$(63)	$2,130	$—	$—	$2,067
Net cash flows used in investing activities	—	(2,020)	—	—	(2,020)
Net cash flows provided by (used in) financing activities	63	(110)	—	—	(47)
Net change in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—	$—	$—

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2018
(in millions)	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Consolidating Entries	Total
Net cash flows provided by operating activities	$386	$1,475	$—	$—	$1,861
Net cash flows used in investing activities	—	(1,422)	—	—	(1,422)
Net cash flows used in financing activities	(386)	(29)	—	—	(415)
Net increase in cash and cash equivalents	—	24	—	—	24
Cash and cash equivalents at beginning of period	—	—	—	—	—
Cash and cash equivalents at end of period	$—	$24	$—	$—	$24

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2019
Unaudited

Note 15. Subsequent events
2019 dividends. On October 29, 2019, the Company’s board of directors approved a cash dividend of $0.125 per share for the fourth quarter of 2019 that is expected to be paid on December 20, 2019 to stockholders of record as of November 8, 2019.
New commodity derivative contracts.  After September 30, 2019, the Company entered into the following derivative contracts to hedge additional amounts of estimated future production:

2021
Oil Price Swaps – WTI: (a)
Volume (MBbl)	4,380
Price per Bbl	$51.21
Oil Basis Swaps: (b)
Volume (MBbl)	2,190
Price per Bbl	$0.84

(a) These oil derivative contracts are settled based on the NYMEX – WTI calendar-month average futures price.
(b) The basis differential price is between Midland – WTI and Cushing – WTI. These contracts are settled on a calendar-month basis.

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2019
Unaudited

Note 16. Supplementary information

Capitalized costs

(in millions)	September 30, 2019	December 31, 2018
Oil and natural gas properties:
Proved	$22,080	$24,992
Unproved	6,417	6,714
Less: accumulated depletion	(7,477)	(9,701)
Net capitalized costs for oil and natural gas properties (a)	$21,020	$22,005

(a) Excludes $930 million of net capitalized costs related to the New Mexico Shelf assets that were classified as held for sale as of September 30, 2019.

Costs incurred for oil and natural gas producing activities

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Property acquisition costs:
Proved	$—	$4,126	$—	$4,126
Unproved	20	3,578	33	3,596
Exploration (a)	412	481	1,309	1,059
Development (a)	258	280	1,072	653
Total costs incurred for oil and natural gas properties	$690	$8,465	$2,414	$9,434

(a) Asset retirement obligations included in the Company's costs incurred for oil and natural gas producing activities were $13 million and $1 million for the three months ended September 30, 2019 and 2018, respectively, and $16 million and $2 million for the nine months ended September 30, 2019 and 2018, respectively. Asset retirement obligations for the three and nine months ended September 30, 2019 were primarily the result of revised estimated future abandonment costs.

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
Financial and Operating Performance
On July 19, 2018, we completed our acquisition of RSP Permian, Inc. (“RSP”) through an all-stock transaction (the “RSP Acquisition”), which, among other things, impacted the comparability of our results of operations. Our financial and operating performance for the nine months ended September 30, 2019 and 2018 included the following highlights:

•
Net loss was $234 million ($(1.18) per diluted share) as compared to net income of $773 million ($4.74 per diluted share) for the nine months ended September 30, 2019 and 2018, respectively. The decrease in net income was primarily due to:

•	$969 million in non-cash impairments of long-lived assets during the nine months ended September 30, 2019;

•
$416 million decrease in gain on disposition of assets due to a $303 million gain during the nine months ended September 30, 2019 primarily due to the contribution of certain infrastructure assets in exchange for a cash distribution and an equity ownership interest in the entity in July 2019, as compared to a gain of $719 million primarily related to certain acquisitions and divestitures during 2018, as discussed in Note 4 of the Condensed Notes to Consolidated Financial Statements; and

•	$398 million increase in depreciation, depletion and amortization expense, primarily due to the increase in production and the increase in the depletion rate per Boe.
partially offset by:

•	$348 million decrease in loss on derivatives during the nine months ended September 30, 2019 as compared to 2018;

•
$262 million increase in oil and natural gas revenues as a result of a 33 percent increase in production, partially offset by an 18 percent decrease in commodity price realizations per Boe (excluding the effects of derivative activities);

•	$250 million change in income taxes due to a $25 million tax benefit during the nine months ended September 30, 2019, as compared to a $225 million tax expense during 2018; and

•
$203 million increase in other income during the nine months ended September 30, 2019, primarily due to the gain of $289 million on the sale of our ownership interest in the subsidiary of our equity method investment, Oryx Southern Delaware Holdings, LLC (“Oryx”).

•	Average daily sales volumes of 329 MBoe per day during the nine months ended September 30, 2019 increased 33 percent as compared to 248 MBoe per day during the same period in 2018.

•
Net cash provided by operating activities increased by $206 million to $2,067 million for the nine months ended September 30, 2019, as compared to $1,861 million for the nine months ended September 30, 2018, primarily due to an increase in oil and natural gas revenues and changes related to cash settlements on derivatives, partially offset by increased operating costs on our oil and natural gas properties.

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
Although we cannot predict the occurrence of events that may affect future commodity prices or the degree to which these prices will be affected, the prices for any commodity that we produce will generally approximate current market prices in the geographic region of the production. From time to time, we may hedge a portion of our commodity price risk to mitigate the impact of price volatility on our business. See Notes 7 and 15 of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding our commodity derivative positions at September 30, 2019 and additional derivative contracts entered into subsequent to September 30, 2019, respectively.

The following table sets forth the average New York Mercantile Exchange (“NYMEX”) oil and natural gas prices for the three and nine months ended September 30, 2019 and 2018, as well as the high and low NYMEX prices for the same periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Average NYMEX prices:
Oil (Bbl)	$56.33	$69.60	$57.03	$66.83
Natural gas (MMBtu)	$2.33	$2.87	$2.57	$2.85

High and Low NYMEX prices:
Oil (Bbl):
High	$62.90	$74.15	$66.30	$74.15
Low	$51.09	$65.01	$45.41	$59.19
Natural gas (MMBtu):
High	$2.68	$3.08	$3.59	$3.63
Low	$2.07	$2.72	$2.07	$2.55

Further, the NYMEX oil price and NYMEX natural gas price reached highs and lows of $56.66 and $52.45 per Bbl and $2.45 and $2.21 per MMBtu, respectively, during the period from October 1, 2019 to October 28, 2019. At October 28, 2019, the NYMEX oil price and NYMEX natural gas price were $55.81 per Bbl and $2.45 per MMBtu, respectively.
Historically, and during the three and nine months ended September 30, 2019, we derived a significant portion of our total natural gas revenues from the value of the natural gas liquids contained in our natural gas, with the remaining portion coming from the value of the dry natural gas residue. The average Mont Belvieu price for a blended barrel of natural gas liquids was $16.99 per Bbl and $34.82 per Bbl during the three months ended September 30, 2019 and 2018, respectively, and $20.43 per Bbl and $30.73 per Bbl during the nine months ended September 30, 2019 and 2018, respectively.
Recent Events

2019 dividends. On October 29, 2019, our board of directors approved a cash dividend of $0.125 per share for the fourth quarter of 2019 that is expected to be paid on December 20, 2019 to stockholders of record as of November 8, 2019. Total cash dividends, including the cash dividends on unvested restricted stock awards, paid to our stockholders during the nine months ended September 30, 2019 were $75 million.
New Mexico Shelf divestiture. On August 29, 2019, we entered into a definitive agreement to sell our assets in the New Mexico Shelf for cash proceeds of $925 million, subject to customary closing and post-closing adjustments. This transaction is expected to close in November 2019 and is subject to customary terms and conditions. Refer to Note 4 of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding the New Mexico Shelf divestiture. We plan to use the proceeds from this divestiture to repay the outstanding borrowings under our credit facility, as amended and restated ("Credit Facility"), and initiate the share repurchase program, as discussed below.
Share repurchase program. In September 2019, we announced that our board of directors authorized the initiation of a share repurchase program for up to $1.5 billion of our common stock. We intend to use a portion of the proceeds from the New Mexico Shelf divestiture, which is expected to close in November 2019, to initiate share repurchases in the fourth quarter of 2019.
Joint venture. In July 2019, we contributed certain water infrastructure assets primarily in Eddy County, New Mexico to Solaris Midstream Holdings, LLC (“Solaris”) in exchange for a cash distribution and a 20 percent equity ownership interest. Solaris owns and operates produced water gathering, transportation, disposal, recycling and storage infrastructure assets in the Permian Basin. In conjunction with the transaction, we entered into a water gathering and disposal agreement with Solaris.

Derivative Financial Instruments
Derivative financial instrument exposure. At September 30, 2019, the fair value of our financial derivatives was a net asset of $307 million. Under the terms of our financial derivative instruments, we do not have exposure to potential “margin calls” on our financial derivative instruments. We currently have no reason to believe that our counterparties to these commodity derivative contracts are not financially viable. The terms of our Credit Facility do not allow us to offset amounts we may owe a lender against amounts we may be owed related to our derivative financial instruments with such party.
New commodity derivative contracts. After September 30, 2019, we entered into derivative contracts to hedge additional amounts of estimated future production. Refer to Note 15 of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding these commodity derivative contracts.

Results of Operations
The following table sets forth summary information concerning our production and operating data for the three and nine months ended September 30, 2019 and 2018. The actual historical data in this table excludes results from the RSP Acquisition for periods prior to July 19, 2018. Because of normal production declines, increased or decreased drilling activities, fluctuations in commodity prices and the effects of acquisitions and divestitures, the historical information presented below should not be interpreted as being indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Production and operating data:
Net production volumes:
Oil (MBbl)	18,940	16,979	56,602	42,947
Natural gas (MMcf)	68,411	56,348	199,284	148,633
Total (MBoe)	30,342	26,370	89,816	67,719

Average daily production volumes:
Oil (Bbl)	205,870	184,554	207,333	157,315
Natural gas (Mcf)	743,598	612,478	729,978	544,443
Total (Boe)	329,803	286,634	328,996	248,056

Average prices per unit: (a)
Oil, without derivatives (Bbl)	$54.01	$56.38	$53.13	$59.25
Oil, with derivatives (Bbl) (b)	$52.84	$53.67	$51.85	$53.55
Natural gas, without derivatives (Mcf)	$1.34	$4.18	$1.70	$3.63
Natural gas, with derivatives (Mcf) (b)	$1.54	$4.21	$1.77	$3.67
Total, without derivatives (Boe)	$36.74	$45.23	$37.25	$45.54
Total, with derivatives (Boe) (b)	$36.46	$43.56	$36.60	$42.02

Operating costs and expenses per Boe: (a)
Oil and natural gas production	$6.26	$5.93	$6.14	$6.15
Production and ad valorem taxes	$2.79	$3.37	$2.84	$3.38
Gathering, processing and transportation	$0.82	$0.60	$0.81	$0.53
Depreciation, depletion and amortization	$16.07	$15.43	$15.93	$15.27
General and administrative	$2.50	$3.13	$2.82	$3.26

(a)	Per unit and per Boe amounts calculated using dollars and volumes rounded to thousands.

(b)	Includes the effect of net cash receipts from (payments on) derivatives:

		Three Months Ended September 30,		Nine Months Ended September 30,
	(in millions)	2019	2018	2019	2018
	Net cash receipts from (payments on) derivatives:
	Oil derivatives	$(21)	$(46)	$(72)	$(245)
	Natural gas derivatives	14	2	15	7
	Total	$(7)	$(44)	$(57)	$(238)

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

Oil and natural gas revenues.  Revenue from oil and natural gas operations was $1,115 million for the three months ended September 30, 2019, a decrease of $77 million (6 percent) from $1,192 million for 2018. The decrease was primarily due to the decrease in oil and natural gas prices (excluding the effects of derivative activities), partially offset by the increase in oil and natural gas production. Revenue from oil and natural gas operations was $3,346 million for the nine months ended September 30, 2019, an increase of $262 million (8 percent) from $3,084 million for 2018. The increase was primarily due to the increase in oil and natural gas production, in part due to the RSP Acquisition, partially offset by the decrease in realized oil and natural gas prices (excluding the effects of derivative activities).
Specific factors affecting oil and natural gas revenues include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net production volumes:
Oil (MBbl)	18,940	16,979	56,602	42,947
Natural gas (MMcf)	68,411	56,348	199,284	148,633

Average prices per unit:
Realized oil price (Bbl)	$54.01	$56.38	$53.13	$59.25
Differential to NYMEX	$(2.32)	$(13.22)	$(3.90)	$(7.58)

Realized natural gas price (Mcf)	$1.34	$4.18	$1.70	$3.63
Average realized natural gas price as a percentage of NYMEX	58%	146%	66%	127%

•	total oil production increased 1,961 MBbl (12 percent) and 13,655 MBbl (32 percent) for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018;

•
average realized oil price (excluding the effects of derivative activities) decreased 4 percent and 10 percent for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. The decrease in average realized oil price was primarily due to a decrease in the average NYMEX price. The basis differential (referred to as the “Mid-Cush differential”) between the location of Midland, Texas and Cushing, Oklahoma (settlement location for NYMEX pricing) for our oil directly impacts our realized oil price. For the three months ended September 30, 2019 and 2018, the average market Mid-Cush differentials were price reductions of $0.61 per Bbl and $12.66 per Bbl, respectively. For the nine months ended September 30, 2019 and 2018, the average market Mid-Cush differentials were reductions of $2.20 per Bbl and $5.81 per Bbl, respectively;

•
total natural gas production increased 12,063 MMcf (21 percent) and 50,651 MMcf (34 percent) for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018; and

•
average realized natural gas price (excluding the effects of derivative activities) decreased 68 percent and 53 percent for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. We derive a significant portion of our total natural gas revenues from the value of the natural gas liquids contained in our natural gas, with the remaining portion coming from the value of the dry natural gas residue. The average Mont Belvieu price for a blended barrel of natural gas liquids decreased from $34.82 per Bbl and $30.73 per Bbl during the three and nine months ended September 30, 2018, respectively, to $16.99 per Bbl and $20.43 per Bbl during the three and nine months ended September 30, 2019, respectively. In addition, during the latter part of 2018 and into 2019, amid concerns of rising natural gas production relative to the ability to transport natural gas out of the Permian Basin, the price differential for natural gas residue increased significantly. These widening natural gas residue differentials negatively impacted our realized natural gas prices during the three and nine months ended September 30, 2019, but were partially offset by the value of the natural gas liquids. The combination of these factors resulted in a realized natural gas price of 58 percent and 66 percent of the average NYMEX natural gas price for the three and nine months ended September 30, 2019, respectively, which falls below our historical amounts. Because of our liquids-rich natural gas stream and the related value of the natural gas liquids being included in our natural gas revenues, our realized natural gas price (excluding the effects of derivatives) historically reflected a price greater than the related NYMEX natural gas price.

Oil and natural gas production expenses.  The following table provides the components of our oil and natural gas production expenses for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019		2018
(in millions, except per unit amounts)	Amount	Per Boe	Amount	Per Boe
Lease operating expenses	$181	$5.97	$146	$5.54
Workover costs	9	0.29	10	0.39
Total oil and natural gas production expenses	$190	$6.26	$156	$5.93

	Nine Months Ended September 30,
	2019		2018
(in millions, except per unit amounts)	Amount	Per Boe	Amount	Per Boe
Lease operating expenses	$524	$5.83	$388	$5.73
Workover costs	28	0.31	28	0.42
Total oil and natural gas production expenses	$552	$6.14	$416	$6.15

Lease operating expenses were $181 million ($5.97 per Boe) for the three months ended September 30, 2019, which was an increase of $35 million from $146 million ($5.54 per Boe) during the same period in 2018. Lease operating expenses were $524 million ($5.83 per Boe) for the nine months ended September 30, 2019, which was an increase of $136 million from $388 million ($5.73 per Boe) during the same period in 2018. The increase in lease operating expenses during both the three and nine months ended September 30, 2019 as compared to the same periods in the prior year was primarily the result of an increase in well count due to our acquisitions during 2018, and additional wells successfully drilled and completed during 2018 and 2019.
Workover costs were $9 million ($0.29 per Boe) for the three months ended September 30, 2019, which was a decrease of $1 million from $10 million ($0.39 per Boe) during the same period in 2018. Workover costs were $28 million ($0.31 per Boe) for the nine months ended September 30, 2019 and $28 million ($0.42 per Boe) during the same period in 2018. The decrease in workover costs per Boe during both the three and nine months ended September 30, 2019 was primarily due to increased production.
Production and ad valorem taxes.  The following table provides the components of our production and ad valorem tax expenses for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019		2018
(in millions, except per unit amounts)	Amount	Per Boe	Amount	Per Boe
Production taxes	$67	$2.23	$79	$2.98
Ad valorem taxes	18	0.56	10	0.39
Total production and ad valorem taxes	$85	$2.79	$89	$3.37

	Nine Months Ended September 30,
	2019		2018
(in millions, except per unit amounts)	Amount	Per Boe	Amount	Per Boe
Production taxes	$207	$2.31	$207	$3.05
Ad valorem taxes	48	0.53	22	0.33
Total production and ad valorem taxes	$255	$2.84	$229	$3.38

Production taxes per unit of production were $2.23 per Boe during the three months ended September 30, 2019, a decrease of 25 percent from $2.98 per Boe during the same period in 2018. Production taxes per unit of production were $2.31 per Boe during the nine months ended September 30, 2019, a decrease of 24 percent from $3.05 per Boe during the same period in 2018. For the three and nine months ended September 30, 2019, our revenue per Boe (excluding the effects of derivatives) decreased 19 percent and 18 percent, respectively, as compared to the same periods in 2018. The decrease in production taxes per unit of production was due to lower realized revenue per Boe along with a higher percentage of our total production originating in Texas, which has a lower tax rate than New Mexico. Production taxes fluctuate with the market value of our production sold, while ad valorem taxes are generally based on the valuation of our oil and natural gas properties at the beginning of the year, which vary across the different areas in which we operate.

Ad valorem taxes increased $8 million and $26 million for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018, primarily due to additional wells drilled and completed, new wells acquired and an increase in property values and tax rates in certain counties. The increase in ad valorem taxes per Boe was primarily due to an increase in property values and tax rates.
Gathering, processing and transportation costs.  The following table shows the gathering, processing and transportation costs for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019		2018
(in millions, except per unit amounts)	Amount	Per Boe	Amount	Per Boe
Gathering, processing and transportation costs	$25	$0.82	$16	$0.60

	Nine Months Ended September 30,
	2019		2018
(in millions, except per unit amounts)	Amount	Per Boe	Amount	Per Boe
Gathering, processing and transportation costs	$73	$0.81	$36	$0.53

Gathering, processing and transportation costs were $25 million ($0.82 per Boe) for the three months ended September 30, 2019, an increase of 56 percent from $16 million ($0.60 per Boe) during same period in 2018. Gathering, processing and transportation costs were $73 million ($0.81 per Boe) for the nine months ended September 30, 2019, an increase of 103 percent from $36 million ($0.53 per Boe) during same period in 2018. The increase in gathering, processing and transportation costs for both the three and nine months ended September 30, 2019 was primarily due to a certain crude oil gathering and transportation contract that, among other things, was modified to allow repurchase rights. As such, costs related to this contract that were previously recorded as a deduction to revenue during the three and nine months ended September 30, 2018, are now recorded in gathering, processing and transportation costs. In addition, contributing to the increase in gathering, processing and transportation costs was the RSP Acquisition and the increase in production. The increase in gathering, processing and transportation costs per Boe was primarily related to the aforementioned crude oil gathering and transportation contract, fixed costs associated with certain contracts and higher priced trucking services in certain areas. We entered into a marketing contract that requires us to deliver 50,000 barrels of oil per day starting in October 2019. As a result, we expect our gathering, processing and transportation costs will increase in future periods.
Exploration and abandonments expense. The following table provides the components of our exploration and abandonments expense for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Geological and geophysical	$3	$2	$12	$9
Leasehold abandonments	17	6	59	20
Other	6	2	19	7
Total exploration and abandonments	$26	$10	$90	$36

Our geological and geophysical expense for the periods presented above primarily consists of the costs of acquiring and processing subsurface data to better characterize and develop our resources.
We recorded $17 million and $6 million of leasehold abandonments for the three months ended September 30, 2019 and 2018, respectively, and $59 million and $20 million for the nine months ended September 30, 2019 and 2018, respectively, primarily related to certain expiring acreage and acreage where we had no future plans to drill located primarily in the Delaware Basin.

Our other expense for the periods presented above primarily consists of surface and title costs on locations that we no longer intend to drill, certain plugging costs, delay rentals and other exploratory well costs. The increase in other expense for the nine months ended September 30, 2019, as compared to the same period in 2018 was primarily due to the abandonment of one exploratory well during the first quarter of 2019 as a result of certain mechanical issues encountered during the completion of the well that made it unable to produce hydrocarbons.

Depreciation, depletion and amortization expense.   The following table provides components of our depreciation, depletion and amortization expense for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019		2018
(in millions, except per unit amounts)	Amount	Per Boe	Amount	Per Boe
Depletion of proved oil and natural gas properties	$478	$15.80	$401	$15.19
Depreciation of other property and equipment	9	0.26	5	0.20
Amortization of intangible assets	1	0.01	—	0.04
Total depletion, depreciation and amortization	$488	$16.07	$406	$15.43

	Nine Months Ended September 30,
	2019		2018
(in millions, except per unit amounts)	Amount	Per Boe	Amount	Per Boe
Depletion of proved oil and natural gas properties	$1,405	$15.66	$1,015	$14.99
Depreciation of other property and equipment	23	0.25	16	0.24
Amortization of intangible assets	3	0.02	2	0.04
Total depletion, depreciation and amortization	$1,431	$15.93	$1,033	$15.27

	September 30, 2019	September 30, 2018
Oil price used to estimate proved oil reserves at period end	$54.27	$59.92
Natural gas price used to estimate proved natural gas reserves at period end	$2.87	$2.91

Depletion of proved oil and natural gas properties was $478 million ($15.80 per Boe) for the three months ended September 30, 2019, an increase of $77 million (19 percent) from $401 million ($15.19 per Boe) for 2018. Depletion of proved oil and natural gas properties was $1,405 million ($15.66 per Boe) for the nine months ended September 30, 2019, an increase of $390 million (38 percent) from $1,015 million ($14.99 per Boe) for 2018. The increase in depletion expense was primarily due to an increase in production and the depletion rate per Boe. The increase in depletion expense per Boe was primarily due to the RSP Acquisition and certain downward adjustments to our proved oil and natural gas reserves, partially offset by lower depletion of the Yeso field due the impairment charge recognized during the second quarter of 2019, as discussed below, and the cessation of the depletion expense for the New Mexico Shelf assets classified as held for sale at August 29, 2019.
Impairments of long-lived assets. During the three and nine months ended September 30, 2019, we recognized impairment charges of $101 million and $969 million, respectively. During the second quarter of 2019, we recognized an impairment charge of $868 million that was primarily attributable to certain downward adjustments to our economically recoverable proved oil and natural gas reserves associated with properties in our Yeso field due to the decline in commodity prices. During the third quarter of 2019, we recognized an additional impairment charge of $20 million primarily to reduce the carrying value of the remaining assets in the Yeso field to their fair value. Our Yeso field is primarily composed of the New Mexico Shelf assets that we expect to sell in November 2019. The impairments during the third quarter of 2019 also included an impairment charge related to the New Mexico Shelf assets that we classified as held for sale at August 29, 2019, including an impairment charge of $81 million related to the impairment of goodwill that was allocated to this disposal group. We did not recognize an impairment charge during 2018. See Note 6 of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information on the fair value assumptions used for long-lived assets and assets held for sale.
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

General and administrative expenses.  The following table provides components of our general and administrative expenses for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019		2018
(in millions, except per unit amounts)	Amount	Per Boe	Amount	Per Boe
General and administrative expenses	$60	$2.01	$65	$2.46
Less: Operating fee reimbursements	(5)	(0.15)	(4)	(0.19)
Non-cash stock-based compensation	20	0.64	23	0.86
Total general and administrative expenses	$75	$2.50	$84	$3.13

	Nine Months Ended September 30,
	2019		2018
(in millions, except per unit amounts)	Amount	Per Boe	Amount	Per Boe
General and administrative expenses	$200	$2.22	$176	$2.60
Less: Operating fee reimbursements	(13)	(0.14)	(13)	(0.20)
Non-cash stock-based compensation	67	0.74	58	0.86
Total general and administrative expenses	$254	$2.82	$221	$3.26

Total general and administrative expenses were $75 million ($2.50 per Boe) for the three months ended September 30, 2019, a decrease of $9 million (11 percent) from $84 million ($3.13 per Boe) during the same period in 2018. The decrease in cash general and administrative expenses was primarily due to lower variable compensation accruals during the current period. The decrease in total general and administrative expenses per Boe was primarily the result of the decrease in general and administrative expenses and increased production.
Total general and administrative expenses were $254 million ($2.82 per Boe) for the nine months ended September 30, 2019, an increase of $33 million (15 percent) from $221 million ($3.26 per Boe) during the same period in 2018. The increases in cash general and administrative and non-cash stock-based compensation expenses were primarily the result of increased employee headcount, in part due to the RSP Acquisition, partially offset by lower variable compensation accruals during the third quarter of 2019 noted above. The decrease in total general and administrative expenses per Boe was primarily the result of increased production, partially offset by the increase in total general and administrative expenses.
We receive fees for the operation of jointly-owned oil and natural gas properties during the drilling and production phases and record such reimbursements as reductions to general and administrative expenses on the consolidated statements of operations. We earned reimbursements of $5 million and $4 million during the three months ended September 30, 2019 and 2018, respectively, and $13 million during both the nine months ended September 30, 2019 and 2018.

Gain (loss) on derivatives.  The following table sets forth the gain (loss) on derivatives for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Gain (loss) on derivatives:
Oil derivatives	$355	$(626)	$(506)	$(787)
Natural gas derivatives	42	1	61	(6)
Total	$397	$(625)	$(445)	$(793)

The following table represents our net cash receipts from (payments on) derivatives for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Net cash receipts from (payments on) derivatives:
Oil derivatives	$(21)	$(46)	$(72)	$(245)
Natural gas derivatives	14	2	15	7
Total	$(7)	$(44)	$(57)	$(238)

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
Gain (loss) on disposition of assets, net. During each of the three and nine month periods ended September 30, 2019, we recorded a gain of $303 million, primarily related to our contribution of certain infrastructure assets in exchange for a cash distribution and an equity ownership interest in the entity. During the nine months ended September 30, 2018, we recorded a gain on disposition of assets of $719 million primarily due to (i) a gain of $575 million related to our February 2018 acquisition and divestiture, (ii) a gain of $134 million related to our January 2018 Delaware Basin divestitures and (iii) a gain of $15 million related to certain nonmonetary transactions. See Note 4 of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information.
Interest expense.  The following table sets forth interest expense, weighted average interest rates and weighted average debt balances for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Interest expense, as reported	$46	$46	$141	$103
Capitalized interest	6	2	15	5
Interest expense, excluding impact of capitalized interest	$52	$48	$156	$108

Weighted average interest rate - credit facility	4.0%	4.8%	4.3%	4.6%
Weighted average interest rate - senior notes	4.4%	4.4%	4.4%	4.3%
Total weighted average interest rate	4.3%	4.4%	4.4%	4.3%

Weighted average credit facility balance	$458	$152	$530	$138
Weighted average senior notes balance	4,000	3,982	4,000	2,927
Total weighted average debt balance	$4,458	$4,134	$4,530	$3,065

The increase in interest expense during the nine months ended September 30, 2019 as compared to the same period in the prior year was primarily due to the increase in the weighted average debt balance, partially offset by the increase in capitalized interest and lower weighted average interest rate on the Credit Facility. The increase in the weighted average debt balance was primarily due to the senior notes issued in connection with the RSP Acquisition and a higher average outstanding balance under the Credit Facility.
Other, net. During the nine months ended September 30, 2019, we recorded other income of $311 million, primarily related to $289 million of cash proceeds from the sale of our ownership interest in Oryx I, a crude oil gathering and transportation system in the Delaware Basin ("Oryx I"). During the nine months ended September 30, 2018, we recorded other income of $108 million primarily related to a cash distribution received from Oryx. See Note 2 of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information.
Income tax provisions.  We recorded an income tax expense of $222 million and an income tax benefit of $69 million for the three months ended September 30, 2019 and 2018, respectively. The change in the income tax provision was primarily due to the pre-tax income for the three months ended September 30, 2019 as compared to the pre-tax loss for the three months ended September 30, 2018. We recorded an income tax benefit of $25 million and an income tax expense of $225 million for the nine months ended September 30, 2019 and 2018, respectively. The change in the income tax provision was primarily due to the pre-tax loss for the nine months ended September 30, 2019 as compared to the pre-tax income for the nine months ended September 30, 2018.
Our effective income tax rates were 29 percent and 26 percent for the three months ended September 30, 2019 and 2018, respectively, and 10 percent and 23 percent for the nine months ended September 30, 2019 and 2018, respectively. At the end of each interim period, we apply a forecasted annualized effective tax rate to the current period income or loss before income taxes, which can produce interim effective tax rate fluctuations. The difference between the Company’s effective tax rates for the three and nine months ended September 30, 2019 as compared to the same periods in 2018 was primarily due to research and development credit, net of unrecognized tax benefits, recorded in 2019, and the impact of permanent differences between book and taxable income (loss). The lower effective tax rate during 2019 was partially the result of the permanent differences primarily related to the discrete, non-deductible goodwill impairment recognized as a result of the pending New Mexico Shelf divestiture.
During the second quarter of 2019, the state of New Mexico enacted a tax law which, among other changes, amended the net operating loss apportioned carryforwards for corporations. As a result of this law change, we recorded an estimated deferred state tax benefit of $6 million for the nine months ended September 30, 2019.

Capital Commitments, Capital Resources and Liquidity
Capital commitments. Our primary needs for cash are for (i) the development, exploration and acquisition of oil and natural gas assets, (ii) midstream joint ventures and other capital commitments, (iii) payment of contractual obligations and (iv) working capital obligations. Funding for these cash needs may be provided by any combination of internally-generated cash flow, financing under our Credit Facility, proceeds from the disposition of assets or alternative financing sources, as discussed in “— Capital resources” below.
2019 capital budget and costs incurred. We expect our 2019 capital spending on drilling and completion activity to range between $2.8 billion and $3.0 billion. Our costs incurred on oil and natural gas properties, excluding acquisitions, during the nine months ended September 30, 2019 totaled $2.4 billion. The primary reason for the differences in costs incurred and cash flow expenditures was the timing of payments. Our capital expenditures for the nine months ended September 30, 2019 were primarily funded from cash flows from operations and borrowings under our Credit Facility.
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
2019 dividends. On October 29, 2019, our board of directors approved a cash dividend of $0.125 per share for the fourth quarter of 2019 that is expected to be paid on December 20, 2019 to stockholders of record as of November 8, 2019. Total cash dividends, including the cash dividends on unvested restricted stock awards, paid to our stockholders during the nine months ended September 30, 2019 were $75 million. We intend to continue to pay a quarterly dividend of $0.125 in the near future; however, any payment of future dividends will be at the discretion of our board of directors and may be suspended at any time.
Share repurchase program. In September 2019, we announced that our board of directors authorized the initiation of a share repurchase program for up to $1.5 billion of our common stock. The maximum aggregate dollar amount of repurchases that may be made in any quarter requires advance approval of the board of directors. The share repurchase program may be modified, suspended or terminated at any time by our board of directors and we are not obligated to acquire any specific number of shares.
We intend to use a portion of the proceeds from the New Mexico Shelf divestiture, which is expected to close in November 2019, to initiate share repurchases in the fourth quarter of 2019, and maintain sufficient liquidity to fund our capital commitments and dividend payments. All additional future repurchases will require the approval of the Company's board of directors. As of September 30, 2019, we have not repurchased any common stock under this program.
Acquisitions. The following table reflects our expenditures for acquisitions of proved and unproved properties for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
(in millions)	2019	2018
Property acquisition costs:
Proved	$—	$4,126
Unproved	33	3,596
Total property acquisition costs (a)	$33	$7,722

(a) Total property acquisition costs for the nine months ended September 30, 2019 were primarily composed of budgeted unproved leasehold acreage acquisitions. For the nine months ended September 30, 2018, our property acquisition costs were primarily related to $7.6 billion of unbudgeted property acquisition costs related to the RSP Acquisition.

Contractual obligations. Our contractual obligations include long-term debt, cash interest expense on debt, derivative liabilities, asset retirement obligations, employment agreements with officers, purchase obligations, operating and finance lease obligations and other obligations. Since December 31, 2018, there have been the following material changes in our contractual obligations:

•	$153 million increase in long-term debt due to additional borrowings under our Credit Facility; and

•	a marketing contract that requires us to deliver 50,000 barrels of oil per day.
Off-balance sheet arrangements.  Currently, we do not have any material off-balance sheet arrangements.
Capital resources.  Our primary sources of liquidity have been cash flows generated from (i) operating activities, (ii) borrowings under our Credit Facility, (iii) asset dispositions and (iv) proceeds from bond and equity offerings. In October 2018, our board of directors approved our 2019 capital budget of up to $3.8 billion. With current commodity prices, we expect to spend between $2.8 billion and $3.0 billion on drilling and completion activity. We expect to fund the remainder of our 2019 capital budget with operating cash flows and borrowings under our Credit Facility.
The following table summarizes our changes in cash and cash equivalents for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
(in millions)	2019	2018
Net cash provided by operating activities	$2,067	$1,861
Net cash used in investing activities	(2,020)	(1,422)
Net cash used in financing activities	(47)	(415)
Net increase in cash and cash equivalents	$—	$24

Cash flow from operating activities. The increase in operating cash flows during the nine months ended September 30, 2019 as compared to the same period in 2018 was primarily due to an increase in oil and natural gas revenues of $262 million and an increase of $181 million due to $57 million of settlements paid on derivatives during the nine months ended September 30, 2019, as compared to $238 million during the comparable period in 2018. The increase was partially offset by increased operating costs on our oil and natural gas properties.
Our net cash provided by operating activities included a reduction of $8 million and a benefit of $3 million for the nine months ended September 30, 2019 and 2018, respectively, associated with changes in working capital items. Changes in working capital items adjust for the timing of receipts and payments of actual cash.
Cash flow from investing activities. Our investing activities consist primarily of drilling and completion activity, acquisitions and divestitures. The primary difference between costs incurred on oil and natural gas properties, including acquisitions, and cash flow expenditures is the timing of payments and the issuances of shares of common stock to fund certain acquisitions.
For the nine months ended September 30, 2019, our net cash used in investing activities was $2.0 billion, which consisted primarily of our investment of $2.4 billion for additions to oil and natural gas properties. This was partially offset by $393 million of cash proceeds from asset dispositions primarily due to the sale of Oryx I and the contribution of certain water infrastructure assets. In addition, we received a $93 million deposit for the pending divestiture of the New Mexico Shelf assets. We used the proceeds from these and other divestitures to repay a portion of our outstanding balance under our Credit Facility. Our capital expenditures for the nine months ended September 30, 2019 were funded with cash flows from operations and borrowings under our Credit Facility.
For the nine months ended September 30, 2018, our net cash used in investing activities was $1.4 billion, which consisted primarily of our investment of $1.7 billion for additions to oil and natural gas properties, partially offset by $260 million of proceeds received from asset dispositions and a distribution received from our equity method investment. We received a distribution from Oryx of $157 million during the nine months ended September 30, 2018. Of this amount, $9 million represented cumulative Oryx earnings and was classified as cash flow from operating activities, while the remaining amount of $148 million was classified as cash flow from investing activities.
Cash flow from financing activities. For the nine months ended September 30, 2019, our net cash used by financing activities was $47 million primarily due to $153 million of net borrowings under our Credit Facility partially offset by $75 million of dividends paid on our common stock. During the nine months ended September 30, 2019 we decreased our book overdraft by $104 million.
For the nine months ended September 30, 2018, our net cash used in financing activities was $415 million. We had $129 million of net payments on our Credit Facility during this period. In July 2018, we issued $1.6 billion in aggregate principal amount of the senior unsecured notes, and used the net proceeds to redeem and cancel certain senior unsecured notes assumed in the RSP Acquisition ("RSP Notes"). We made aggregate payments of approximately $1.2 billion to redeem and cancel the RSP Notes, including make-whole call premiums of approximately $68 million. We also paid accrued interest of approximately $14 million on the RSP Notes. The remaining proceeds, along with borrowings under our Credit Facility, were used to repay the $540 million of outstanding principal under RSP’s revolving credit facility, including $1 million in accrued interest.
Advances on our Credit Facility bear interest, at our option, based on:

(i)	an alternative base rate (“ABR”), which is equal to the highest of

(a)	the prime rate of JPMorgan Chase Bank (5.0 percent at September 30, 2019),

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
Liquidity. Our principal source of liquidity is the available borrowing capacity under our Credit Facility. At September 30, 2019, our commitments from our bank group were $2.0 billion, of which $1.6 billion were unused commitments.
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
Book capitalization and current ratio.   Our net book capitalization at September 30, 2019 was $22.8 billion, consisting of debt of $4.3 billion and stockholders’ equity of $18.5 billion. Our net book capitalization at December 31, 2018 was $23.0 billion, consisting of debt of $4.2 billion and stockholders’ equity of $18.8 billion. Our ratio of net debt to net book capitalization was 19 percent and 18 percent at September 30, 2019 and December 31, 2018, respectively. Our ratio of current assets to current liabilities was 1.51 to 1.0 at September 30, 2019 as compared to 1.04 to 1.0 at December 31, 2018.

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
In management’s opinion, the more significant reporting areas impacted by management’s judgments and estimates are the choice of accounting method for oil and natural gas activities, oil and natural gas reserve estimation, asset retirement obligations, impairment of long-lived assets, valuation of stock-based compensation, valuation of business combinations, accounting and valuation of nonmonetary transactions, litigation and environmental contingencies, valuation of financial derivative instruments, uncertain tax positions and income taxes. In addition to these areas, goodwill impairment is also considered a critical estimate and is discussed below.
Goodwill impairment. Goodwill is assessed for impairment on an annual basis, or more frequently if indicators of impairment exist. Impairment tests, which involve the use of estimates related to the fair market value of the business operations with which goodwill is associated, is performed as of July 1 of each year. As we operate as a single operating segment and a single reporting unit, we evaluate goodwill for impairment based on an evaluation of the fair value of the company as a whole. The fair value of the reporting unit is our enterprise value (combined market capitalization of our equity, which includes a control premium, and the fair value of our long-term debt). There is considerable judgment involved in estimating fair values, particularly in determining the control premium. To establish a reasonable control premium, we considered the premiums paid in recent market acquisitions and analyzed current industry, market and economic conditions along with other factors or available information specific to our business. Deteriorating industry, market and economic conditions could negatively impact our control premium and our enterprise value, which could lead to an impairment of our goodwill balance.
In addition to our annual goodwill impairment test at July 1, we performed an impairment test at August 29, 2019, as discussed in Note 2 of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)", and at September 30, 2019 due to the recent decline in the Company’s market capitalization during the third quarter of 2019. The fair value of the reporting unit at September 30, 2019 exceeded the carrying value of our net assets.
It is reasonably possible that the estimates of our enterprise value may change in the future resulting in the need to impair goodwill. Currently, the primary factor that may negatively affect our enterprise value is a continued depressed level of the Company's stock price. At September 30, 2019, the average stock price we used in determining our market capitalization was $71.61. Further declines in our average stock price could result in an impairment of goodwill. For example, leaving the control premium and all other factors constant, an average stock price of approximately $61.50 at September 30, 2019 would have resulted in the impairment of our entire goodwill balance, while an average stock price between approximately $61.50 and $70.00 would have resulted in a partial impairment of our goodwill balance. Many factors affecting the Company's stock price are beyond our control and we cannot predict their potential effects on the price of our common stock. In addition, stock markets in general can experience considerable price and volume fluctuations. Other assumptions such as the control premium and the value of our long-term debt would likely change in the future, and these and other assumptions may worsen or partially mitigate some of the effects of a reduction in our average stock price. As a result, we are unable to predict with certainty whether or not a decline in our stock price alone will or will not cause us to recognize an impairment charge or the magnitude of such impairment charge.
See Notes 2, 3 and 6 of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding goodwill.
Management's judgments and estimates in all the areas listed above are based on information available from both internal and external sources, including engineers, geologists and historical experience in similar matters. Actual results could differ from the estimates as additional information becomes known.
There have been no material changes, except the one discussed above, in our critical accounting policies and procedures during the nine months ended September 30, 2019. See our disclosure of critical accounting policies in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on February 20, 2019.
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
We are exposed to a variety of market risks, including credit risk, commodity price risk and interest rate risk. We address these risks through a program of risk management which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we are a party at September 30, 2019, and from which we may incur future gains or losses from changes in market interest rates or commodity prices and losses from extension of credit. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
Commodity price risk.  We are exposed to market risk as the prices of our commodities are subject to fluctuations resulting from changes in supply and demand. To reduce our exposure to changes in the prices of our commodities, we have entered into, and may in the future enter into, additional commodity price risk management arrangements for a portion of our oil and natural gas production. The agreements that we have entered into generally have the effect of providing us with a fixed price for a portion of our expected future oil and natural gas production over a fixed period of time. Our commodity price risk management arrangements are recorded at fair value and thus changes to the future commodity prices will have an impact on our earnings. The following table sets forth the hypothetical impact on the fair value of the commodity price risk management arrangements from an average increase and decrease in the commodity price of $5.00 per Bbl of oil and $0.50 per MMBtu of natural gas from the commodity prices at September 30, 2019:

(in millions)	Increase of $5.00 per Bbl and $0.50 per MMBtu	Decrease of $5.00 per Bbl and $0.50 per MMBtu
Gain (loss):
Oil derivatives	$(387)	$388
Natural gas derivatives	(99)	99
Total	$(486)	$487

At September 30, 2019, we had (i) oil price swaps and oil costless collars covering future oil production from October 1, 2019 through December 31, 2021 and (ii) oil basis swaps covering our Midland to Cushing basis differential from October 1, 2019 to December 31, 2021. The NYMEX oil price at September 30, 2019 was $54.07 per Bbl. At October 28, 2019, the NYMEX oil price was $55.81 per Bbl.
At September 30, 2019, we had (i) natural gas price swaps that settle on a monthly basis covering future natural gas production from October 1, 2019 to December 31, 2021 and (ii) natural gas basis swaps covering our El Paso Permian to Henry Hub and WAHA to Henry Hub basis differentials from October 1, 2019 to December 31, 2021. The NYMEX natural gas price at September 30, 2019 was $2.33 per MMBtu. At October 28, 2019, the NYMEX natural gas price was $2.45 per MMBtu.
An increase in the average forward NYMEX oil and natural gas prices above those at September 30, 2019 would decrease the fair value asset of our commodity derivative contracts from their recorded balance at September 30, 2019. Changes in the recorded fair value of our commodity derivative contracts are marked to market through earnings as gains or losses. The potential decrease in our fair value asset would be recorded in earnings as a loss. However, a decrease in the average forward NYMEX oil and natural gas prices below those at September 30, 2019 would increase the fair value asset of our commodity derivative contracts from their recorded balance at September 30, 2019. The potential increase in our fair value asset would be recorded in earnings as a gain. We are currently unable to estimate the effects on the earnings of future periods resulting from changes in the market value of our commodity derivative contracts.
We recorded a loss on derivatives of $445 million and $793 million for the nine months ended September 30, 2019 and 2018, respectively. The decrease in loss on derivatives was primarily due to the change in commodity future price curves at the respective measurement and settlement periods.
The fair value of our derivative instruments is determined based on our valuation models. We did not change our valuation method for our derivative instruments during the nine months ended September 30, 2019. The following table reconciles the changes that occurred in the fair values of our derivative instruments during the nine months ended September 30, 2019:

(in millions)	Commodity Derivative Instruments Net Assets (Liabilities)
Fair value of contracts outstanding at December 31, 2018	$695
Changes in fair values (a)	(445)
Contract maturities	57
Fair value of contracts outstanding at September 30, 2019 (b)	$307

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
We had total indebtedness of $395 million outstanding under our Credit Facility at September 30, 2019. The impact of a one percent increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $4 million.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at September 30, 2019 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.  Legal Proceedings
We are a party to proceedings and claims incidental to our business. While many of these matters involve inherent uncertainty, we believe that the liability, if any, ultimately incurred with respect to such proceedings and claims will not have a material adverse effect on our consolidated financial position as a whole or on our liquidity, capital resources or future results of operations. We will continue to evaluate proceedings and claims involving us on a regular basis and will establish and adjust any reserves as appropriate to reflect our assessment of the then current status of the matters.
Item 1A.  Risk Factors

There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2018, other than as set forth below.
We cannot guarantee that our recently announced share repurchase program will be fully consummated or that such program will enhance the long-term value of our common stock.

In September 2019, we announced that our board of directors authorized the initiation of a $1.5 billion share repurchase program. We expect to fund the 2019 repurchases with proceeds from our New Mexico Shelf divestiture, which is expected to close in November 2019. The Company is under no obligation to repurchase any specific dollar amount of common stock, and the repurchase program may be extended, suspended or discontinued at any time by our board of directors. As such, we cannot guarantee that this program will be fully consummated, or that such program will enhance the long-term value of our common stock. The extent to which we repurchase our common stock and the timing and funding of such repurchases are dependent upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by our management and board of directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth our share repurchase activity for each period presented:

Period	Total number of shares withheld (1)	Average price per share	Total number of shares purchased as part of publicly announced plans	Maximum dollar value of shares that may yet be purchased under the plan (2) (in millions)
July 1, 2019 - July 31, 2019	6,065	$99.88	—	—
August 1, 2019 - August 31, 2019	19	$71.94	—	—
September 1, 2019 - September 30, 2019	135	$73.52	—	$1,500

(1) Represents shares that were withheld by us to satisfy tax withholding obligations of certain employees that arose upon the lapse of restrictions on share-based awards.
(2) In September 2019, we announced that our board of directors authorized the initiation of a common share repurchase program for up to $1.5 billion of our common stock. The program does not have a stated expiration date.

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

31.1	(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	(a)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	(b)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	(a)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	(a)	Inline XBRL Schema Document.

101.CAL	(a)	Inline XBRL Calculation Linkbase Document.

101.DEF	(a)	Inline XBRL Definition Linkbase Document.

101.LAB	(a)	Inline XBRL Labels Linkbase Document.

101.PRE	(a)	Inline XBRL Presentation Linkbase Document.

104	(a)	The cover page of Concho Resources Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, formatted in Inline XBRL and included within the Exhibit 101 attachments.

(a) Filed herewith. (b) Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCHO RESOURCES INC.

Date:	October 30, 2019	By	/s/ Timothy A. Leach

Timothy A. Leach
Chairman of the Board of Directors and Chief
Executive Officer
(Principal Executive Officer)

		By	/s/ Brenda R. Schroer

Brenda R. Schroer
Senior Vice President, Chief Financial Officer and
Treasurer
(Principal Financial Officer)

		By	/s/ Jacob P. Gobar

Jacob P. Gobar
Vice President and Chief Accounting Officer
(Principal Accounting Officer)