Form 10-K
period 2019-12-31
CONCHO RESOURCES INC
filed 2020-02-19
CIK 1358071

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________ to ______________________
Commission file number: 1-33615
Concho Resources Inc.
(Exact name of registrant as specified in its charter)

Delaware		76-0818600
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

One Concho Center
600 West Illinois Avenue
Midland	Texas	79701
(Address of principal executive offices)		(Zip Code)

(432)	683-7443
(Registrant’s telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	CXO	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☑

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:	$20,479,372,863

Number of shares of the registrant's common stock outstanding as of February 14, 2020	196,705,121
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for its 2020 Annual Meeting of Stockholders, which will be filed with the United States Securities and Exchange Commission within 120 days of December 31, 2019, are incorporated by reference into Part III of this Form 10-K for the year ended December 31, 2019.

i

ii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Various statements and information contained in or incorporated by reference into this report that express a belief, expectation, or intention, or that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include statements, projections and estimates concerning our future financial position, operations, performance, business strategy, oil and natural gas reserves, drilling program, production, capital expenditures, liquidity and capital resources, the timing and success of specific projects, outcomes and effects of regulation and disputes. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “will,” “goal” or other words that convey future events, expectations or possible outcomes. Forward-looking statements are not guarantees of performance. We have based these forward-looking statements on our current expectations and assumptions about future events and their potential effect on us. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Actual results may differ materially from those implied or expressed by any forward-looking statements. These forward-looking statements speak only as of the date of this report, or if earlier, as of the date they were made. We disclaim any obligation to update or revise these statements unless required by law, whether as a result of new information, future events or otherwise, and we caution you not to rely on them unduly. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties relating to, among other matters, the risks discussed in “Item 1A. Risk Factors” in this report, as well as those factors summarized below:

•
declines in, the sustained depression of, or increased volatility in the prices we receive for our oil and natural gas, or increases in the differential between index oil or natural gas prices and prices received;

•	the effects of government regulation, permitting and other legal requirements, including new legislation or regulation related to hydraulic fracturing and climate change;

•	competition in the oil and natural gas industry;

•	disruptions to, capacity constraints in or other limitations on the pipeline systems that deliver our oil and natural gas and other processing and transportation considerations;

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

•
evolving cybersecurity risks, such as those involving unauthorized access or control, denial-of-service attacks, malicious software, data privacy breaches by employees, insiders or others with authorized access, cyber or phishing-attacks, ransomware, malware, social engineering, physical breaches or other actions;

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

PART I
Item 1. Business
General
Concho Resources Inc., a Delaware corporation (“Concho,” the “Company,” “we,” “us” and “our”) incorporated in February 2006, is an independent oil and natural gas company engaged in the acquisition, development, exploration and production of oil and natural gas properties. Our operations are primarily focused in the Permian Basin of West Texas and Southeast New Mexico. The Permian Basin is one of the most prolific oil and natural gas producing regions in the United States and is characterized by an extensive production history, long reserve life, multiple producing horizons and significant recovery potential. Concho’s legacy in the Permian Basin provides us a deep understanding of operating and geological trends, and we are actively developing our resource base utilizing long-lateral wells and multi-well pad locations.
Business and Properties
Our operations are focused in the Permian Basin, which underlies an area of West Texas and Southeast New Mexico approximately 250 miles wide and 300 miles long. Commercial accumulations of hydrocarbons occur in multiple stratigraphic horizons, at depths ranging from less than 1,000 feet to over 25,000 feet. At December 31, 2019, our 1,002 MMBoe total estimated proved reserves were approximately 74 percent proved developed, as compared to proved developed reserves of approximately 69 percent of total estimated proved reserves of 1,187 MMBoe at December 31, 2018. Our total estimated proved reserves at December 31, 2019 consisted of approximately 62 percent oil and 38 percent natural gas.
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
The following table summarizes our drilling activity during the periods indicated:

	Years Ended December 31,
	2019	2018	2017
Gross wells	454	428	311
Net wells	257	266	197

Percent of gross wells drilled horizontally	100%	100%	100%

Percent of gross wells:
Productive	55%	44%	61%
Unsuccessful	—%	—%	1%
Awaiting completion at year end	45%	56%	38%
	100%	100%	100%

Summary of Operating Areas
The following is a summary of information regarding our operating areas:

Operating Areas	December 31, 2019
	Estimated Proved Reserves (MMBoe)	% Oil	% Proved Developed	Total Gross Acreage (in thousands)	Total Net Acreage (in thousands)	2019 Average Daily Production (MBoe per Day)
Delaware Basin	556	61%	76%	524	352	217
Midland Basin	446	63%	73%	285	197	114
Total	1,002	62%	74%	809	549	331

Operating areas
Our operations are focused in the Delaware Basin and the Midland Basin, within the greater Permian Basin. Our development in both areas includes large-scale, full-field development to maximize resource recovery and program economics while optimizing well spacing, landing intervals, lateral length and completion techniques.
Delaware Basin. At December 31, 2019, we had estimated proved reserves in this area of 556 MMBoe, representing 55 percent of our total proved reserves. During the year ended December 31, 2019, we commenced drilling or participated in the drilling of 299 (148 net) wells in this area, and we completed 294 (176 net) wells that are producing.
Our activity in 2019 was centered mostly on continued development of our assets, with an emphasis on multi-well pad sites and extended lateral lengths to develop multiple producing formations. We primarily target the Avalon, Bone Spring and Wolfcamp formations, which generally range from 6,500 feet to 13,500 feet.
Midland Basin. At December 31, 2019, we had estimated proved reserves in this area of 446 MMBoe, representing 45 percent of our total proved reserves. During the year ended December 31, 2019, we commenced drilling or participated in the drilling of 155 (109 net) wells in this area, and we completed 185 (131 net) wells that are producing.
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

	Years Ended December 31,
	2019		2018		2017
	Gross	Net	Gross	Net	Gross	Net
Development wells:
Productive	151	124	114	80	96	76
Dry	—	—	—	—	1	1
Exploratory wells:
Productive	328	183	236	124	209	112
Dry	3	2	1	1	3	3
Total wells:
Productive	479	307	350	204	305	188
Dry (a)	3	2	1	1	4	4
Total	482	309	351	205	309	192

(a)
The dry hole category includes 2 (1 net) wells and 1 (1 net) well that were unsuccessful due to mechanical issues for the years ended December 31, 2019 and 2018, respectively. Additionally, the dry hole category includes 1 (1 net) well that was incapable of producing hydrocarbons in economic quantities for the year ended December 31, 2019.

Present activities. The following table sets forth information about wells for which drilling was in-progress or are pending completion at December 31, 2019, which are not included in the above table:

	Drilling In-Progress		Pending Completion
	Gross	Net	Gross	Net
Development and exploratory wells	34	21	157	95

Our Production, Prices and Expenses
The following table sets forth a summary of our production and operating data for the years ended December 31, 2019, 2018 and 2017. The actual historical data in this table excludes results from the RSP Acquisition for periods prior to July 19, 2018. Because of normal production declines, increased or decreased drilling activities, fluctuations in commodity prices and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as being indicative of future results.

	Years Ended December 31,
	2019	2018	2017
Production and operating data:
Net production volumes:
Oil (MBbl)	76,369	61,251	43,472
Natural gas (MMcf)	266,865	208,326	161,089
Total (MBoe)	120,847	95,972	70,320

Average daily production volumes:
Oil (Bbl)	209,230	167,811	119,101
Natural gas (Mcf)	731,137	570,756	441,340
Total (Boe)	331,086	262,937	192,658

Average prices per unit: (a)
Oil, without derivatives (Bbl)	$54.03	$56.22	$48.13
Oil, with derivatives (Bbl) (b)	$52.35	$52.73	$49.93
Natural gas, without derivatives (Mcf)	$1.74	$3.40	$3.07
Natural gas, with derivatives (Mcf) (b)	$1.86	$3.37	$3.06
Total, without derivatives (Boe)	$38.00	$43.25	$36.78
Total, with derivatives (Boe) (b)	$37.19	$40.98	$37.88

Operating costs and expenses per Boe: (a)
Oil and natural gas production	$5.93	$6.14	$5.80
Production and ad valorem taxes	$2.89	$3.19	$2.82
Gathering, processing and transportation	$0.96	$0.58	$—
Depreciation, depletion and amortization	$16.25	$15.41	$16.29
General and administrative	$2.69	$3.25	$3.46

(a)	Per unit and per Boe amounts calculated using dollars and volumes rounded to thousands.

(b)	Includes the effect of net cash receipts from (payments on) derivatives:

		Years Ended December 31,
	(in millions)	2019	2018	2017
	Net cash receipts from (payments on) derivatives:
	Oil derivatives	$(129)	$(213)	$79
	Natural gas derivatives	31	(5)	—
	Total	$(98)	$(218)	$79

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

Productive Wells
The following table sets forth the number of productive oil and natural gas wells on our properties at December 31, 2019, 2018 and 2017. The change in gross and net wells for 2019 as compared to 2018 is primarily attributable to the New Mexico Shelf divestiture. See Note 5 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information. As of December 31, 2019, we did not have any wells with multiple completions. This table does not include wells in which we own a royalty interest only.

	Gross Productive Wells			Net Productive Wells
	Oil	Natural Gas	Total	Oil	Natural Gas	Total
December 31, 2019
Operating Areas:
Delaware Basin	1,991	574	2,565	1,216	279	1,495
Midland Basin	3,397	16	3,413	2,255	5	2,260
Other	—	3	3	—	—	—
Total	5,388	593	5,981	3,471	284	3,755

December 31, 2018
Operating Areas:
Delaware Basin	4,801	690	5,491	3,569	313	3,882
Midland Basin	3,770	13	3,783	2,437	4	2,441
Other	—	3	3	—	—	—
Total	8,571	706	9,277	6,006	317	6,323

December 31, 2017
Operating Areas:
Delaware Basin	4,801	586	5,387	3,469	274	3,743
Midland Basin	2,747	15	2,762	1,675	6	1,681
Other	—	3	3	—	—	—
Total	7,548	604	8,152	5,144	280	5,424

Marketing Arrangements
General. We market our oil and natural gas in accordance with standard energy industry practices. Through our marketing efforts we endeavor to obtain the combined highest netback and most secure market available at that time. In addition, marketing supports our operations group as it relates to the planning and preparation of future development activity so that available markets can be assessed and secured.
Oil. We generally sell production at the lease to third-party purchasers. We generally do not transport, refine or process the oil we produce. Most of our Delaware Basin production in New Mexico is connected to the Plains Pipeline, L.P. gathering system. This production is then primarily purchased by three different purchasers.
Most of our Delaware Basin production in Texas is connected to one of five different gathering systems. A significant portion of our Midland Basin production is on one of nine different gathering systems. The remaining portion of our production is sold via truck transport. We sell our produced oil under contracts using market-based pricing, which is adjusted for differentials based upon delivery location and oil quality.
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
The majority of our natural gas is casing head gas, which is sold at the lease location under (i) percentage of proceeds processing contracts, (ii) fee-based contracts or (iii) a hybrid of percentage of proceeds and fee-based contracts. The purchasers generally gather our casinghead natural gas in the field where it is produced and then transport it via pipeline to natural gas processing plants where natural gas liquid products and residue gas are extracted and sold. Under our percentage of proceeds and hybrid percentage of proceeds and fee-based contracts, we receive a percentage of the value for the extracted liquids and the residue gas. Under our fee-based contracts, we receive natural gas liquids and residue gas value, less the fee component thereof, or are invoiced the fee component of the purchaser’s service.

Delivery Commitments
Certain of our firm sales agreements for both oil and natural gas include delivery commitments. We believe our current production and reserves are sufficient to fulfill these delivery commitments. See Note 11 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for more information.
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
For 2019, revenues from oil and natural gas sales to Plains Marketing and Transportation, Inc. and Enterprise Crude Oil LLC accounted for approximately 17 percent and 10 percent of our total operating revenues, respectively. While the loss of either purchaser may result in a temporary interruption in sales of, or a lower price for, our production, we believe that the loss would not have a material adverse effect on our operations, as there are alternative purchasers in our producing regions. See Note 13 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”
Competition
The oil and natural gas industry in the areas in which we operate is highly competitive. We encounter strong competition from numerous parties, ranging generally from small independent producers to major integrated companies. We primarily encounter significant competition in acquiring properties. At higher commodity prices, we also face competition in contracting for drilling, pressure pumping and workover equipment and securing and retaining qualified personnel. Many of these competitors have financial, technical and personnel resources substantially larger than ours. As a result, our competitors may be able to pay more for desirable properties, or to evaluate, bid for and purchase a greater number of properties or prospects than our financial or personnel resources will permit.
In addition to competition for drilling, pressure pumping and workover equipment, we are also affected by the availability of related equipment and materials. The oil and natural gas industry periodically experiences shortages of drilling and workover rigs, equipment, pipe, materials and personnel, which can delay drilling, workover and exploration activities and cause significant price increases. We are not experiencing material shortages at this time but are unable to predict the timing or duration of any such future shortages.
Working Capital
Based on current market conditions, we have maintained a stable liquidity position. Our principal source of liquidity is available borrowing capacity under our credit facility, as amended and restated (our “Credit Facility”). At December 31, 2019, we had a cash balance of $70 million and did not have any borrowings under our Credit Facility. Additionally, we had approximately $2.0 billion of unused commitments under our Credit Facility. Our primary needs for cash are development, exploration and acquisitions of oil and natural gas assets, payment of contractual obligations and working capital obligations. However, additional borrowings under our Credit Facility or the issuance of additional debt securities will require a greater portion of our cash flow from operations to be used for the payment of interest and principal on our debt, thereby reducing our ability to use cash flow to fund working capital, capital expenditures and acquisitions.

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
Environmental, Health and Safety Matters
General. Our operations are subject to stringent and complex federal, state and local laws and regulations governing environmental protection as well as the discharge of materials into the environment. These laws, rules and regulations may, among other things:

•	require the acquisition of various permits before drilling commences;

•	require notice to stakeholders of proposed and ongoing operations;

•	require the installation of emission control equipment;

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
Comprehensive Environmental Response, Compensation and Liability Act. The Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”), also known as the Superfund law, imposes joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the current or former owner or operator of the site where the release occurred, and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. Under CERCLA, such persons may be subject to strict, joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. Each state also has environmental cleanup laws analogous to CERCLA.
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
Water discharges. The federal Water Pollution Control Act (the “Clean Water Act”) and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters, including dredge and fill activities in regulated wetlands, is prohibited, except in accordance with the terms of a permit issued by the EPA, or, in some circumstances, the U.S. Army Corps of Engineers (the “Corps”), or an analogous state agency. In addition, spill prevention, control and countermeasure requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. Further, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. On January 23, 2020, the EPA and the Corps issued the “Navigable Waters Protection Rule,” which narrows the scope of waters federally regulated under the Clean Water Act. The former regulation that had attempted to define the scope of the “Waters of the United States” (the “2015 Rule”) was repealed in 2019. Litigation over the “Navigable Water Protection Rule” and the repeal of the 2015 Rule are expected to continue. An expansion of the scope of the definition of jurisdictional waters subject to regulation under the Clean Water Act could increase our compliance costs.
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
Climate change. In response to findings that emissions of carbon dioxide, methane and other “greenhouse gases” (“GHGs”) present an endangerment to public health and the environment, the EPA has issued regulations to restrict emissions of GHGs under existing provisions of the CAA. These regulations include limits on tailpipe emissions from motor vehicles and preconstruction and operating permit requirements for certain large stationary sources. The EPA has also adopted rules requiring the reporting of GHG emissions from specified large GHG emission sources in the United States, as well as certain onshore oil and natural gas production facilities, on an annual basis, including GHG emissions resulting from the completion and workover operations of hydraulically fractured oil wells. Recent federal regulatory action with respect to climate change has focused on methane emissions. Both the EPA and the U.S. Bureau of Land Management (the “BLM”) finalized rules in 2016 that limit methane emissions from upstream oil and natural gas exploration and production operations. Increased regulation of methane and other GHGs have the potential to result in increased compliance costs and, consequently, adversely affect our operations. In addition, in August 2019, the EPA issued the Affordable Clean Energy rule (“ACE”) that designates heat rate improvement, or efficiency improvement, as the best system of emissions reduction for carbon dioxide from existing coal-fired electric utility generating units.
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
Hydraulic fracturing. Hydraulic fracturing is an important and common practice that is used to stimulate production of oil and/or natural gas from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand, and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. We routinely use hydraulic fracturing as part of our operations. The process is typically regulated by state oil and natural gas commissions, but the EPA has asserted federal regulatory authority pursuant to the SDWA over certain hydraulic fracturing activities involving the use of diesel and issued guidance in February 2014 governing such activities. The EPA has also issued final regulations under the CAA establishing performance standards, including standards for the capture of volatile organic compounds (“VOCs”) and methane released during hydraulic fracturing (although the EPA has temporarily suspended or delayed compliance with certain of these standards as they undergo an administrative review); an advanced notice of proposed rulemaking under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing; and final rules in June 2016 that prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants.
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
Endangered species. The federal Endangered Species Act (the “ESA”) and analogous state laws regulate activities that could have an adverse effect on threatened or endangered species. Some of our drilling operations are conducted in areas where protected species are known to exist. In these areas, we may be obligated to develop and implement plans to avoid potential adverse impacts to protected species, and we may be prohibited from conducting drilling operations in certain locations or during certain seasons, such as breeding and nesting seasons, when our operations could have an adverse effect on the species. It is also possible that a federal or state agency could order a complete halt to drilling activities in certain locations if it is determined that such activities may have a serious adverse effect on a protected species. The presence of a protected species in areas where we perform drilling activities could impair our ability to timely complete drilling and developmental operations and could adversely affect our future production from those areas. The designation of previously unprotected species as threatened or endangered in areas where we or our oil and natural gas exploration and production customers operate could cause us or our customers to incur increased costs arising from species protection measures and could result in delays or limitations in our customers’ performance of operations.
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
We are not aware of any existing environmental issues, claims or regulations that will require us to incur material capital expenditures during 2020, and we did not incur material capital expenditures relating to environmental issues, claims or regulations during 2019. However, we cannot assure that the passage or application of more stringent laws or regulations or the application of existing laws in the future will not require us to incur material capital expenditures or have a material adverse effect on our financial position or results of operations.

Our Employees
Our corporate headquarters are located at One Concho Center, 600 West Illinois Avenue, Midland, Texas 79701 and have administrative offices in both Houston, Texas and Dallas, Texas. We also maintain various field offices in Texas and New Mexico. At December 31, 2019, we had 1,453 employees, 511 of whom were employed in field operations. Our future success will depend partially on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We consider our relations with our employees to be good.
Available Information
We file or furnish annual, quarterly and current reports, proxy statements and other documents with the U.S. Securities and Exchange Commission (the “SEC”) under the Exchange Act. The public can obtain any documents that we file with the SEC at www.sec.gov. We also make available free of charge through our website, www.concho.com, our reports that we file or furnish with the SEC as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
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
The following table provides a reconciliation of the GAAP standardized measure of discounted future net cash flows to PV-10 (non-GAAP) at December 31, 2019, 2018 and 2017:

(in millions)	December 31,
	2019	2018	2017
Standardized measure of discounted future net cash flows	$9,583	$15,555	$7,478
Present value of future income taxes discounted at 10%	1,000	2,392	1,001
PV-10	$10,583	$17,947	$8,479

Reconciliation of Net Income (Loss) to Adjusted EBITDAX
Adjusted EBITDAX (as defined below) is presented herein and reconciled from the GAAP measure of net income (loss) because of its wide acceptance by the investment community as a financial indicator.
We define adjusted EBITDAX as net income (loss), plus (1) exploration and abandonments, (2) depreciation, depletion and amortization, (3) accretion of discount on asset retirement obligations, (4) impairments of long-lived assets, (5) impairments of goodwill, (6) non-cash stock-based compensation, (7) (gain) loss on derivatives, (8) net cash receipts from (payments on) derivatives, (9) (gain) loss on disposition of assets and other, (10) interest expense, (11) loss on extinguishment of debt, (12) gain on equity method investments, (13) RSP transaction costs and (14) income tax expense (benefit). Adjusted EBITDAX is not a measure of net income (loss) or cash flows as determined by GAAP.
Our adjusted EBITDAX measure provides additional information that may be used to better understand our operations. Adjusted EBITDAX is one of several metrics that we use as a supplemental financial measurement in the evaluation of our business and should not be considered as an alternative to, or more meaningful than, net income (loss) as an indicator of operating performance. Certain items excluded from adjusted EBITDAX are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic cost of depreciable and depletable assets. Adjusted EBITDAX, as used by us, may not be comparable to similarly titled measures reported by other companies. We believe that adjusted EBITDAX is a widely followed measure of operating performance and is one of many metrics used by our management team and by other users of our consolidated financial statements. For example, adjusted EBITDAX can be used to assess our operating performance and return on capital in comparison to other independent exploration and production companies without regard to financial or capital structure, and to assess the financial performance of our assets and our Company without regard to capital structure or historical cost basis. Adjusted EBITDAX, as used herein, may not be comparable to similarly titled measures reported by other companies.
The following table provides a reconciliation of the GAAP measure of net income (loss) to adjusted EBITDAX (non-GAAP) for the periods indicated:

(in millions)	Years Ended December 31,
	2019	2018	2017	2016	2015
Net income (loss)	$(705)	$2,286	$956	$(1,462)	$66
Exploration and abandonments	201	65	59	77	59
Depreciation, depletion and amortization	1,964	1,478	1,146	1,167	1,223
Accretion of discount on asset retirement obligations	10	10	8	7	8
Impairments of long-lived assets	890	—	—	1,525	61
Impairments of goodwill	282	—	—	—	—
Non-cash stock-based compensation	85	82	60	59	63
(Gain) loss on derivatives	895	(832)	126	369	(700)
Net cash receipts from (payments on) derivatives	(98)	(218)	79	625	633
(Gain) loss on disposition of assets and other	(456)	(800)	(678)	(118)	54
Interest expense	185	149	146	204	215
Loss on extinguishment of debt	—	—	66	56	—
Gain on equity method investments	(17)	(103)	—	—	—
RSP transaction costs	—	32	—	—	—
Income tax expense (benefit)	(154)	603	(75)	(876)	31
Adjusted EBITDAX	$3,082	$2,752	$1,893	$1,633	$1,713

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
Our future financial condition, revenues, results of operations, rate of growth and the carrying value of our oil and natural gas properties depend primarily upon the prices we receive for our oil and natural gas production and the prices prevailing from time to time for oil and natural gas. Oil and natural gas prices historically have been volatile and are likely to continue to be volatile in the future, especially given current geopolitical conditions. This price volatility also affects the amount of cash flow we have available for capital expenditures and our ability to borrow money or raise additional capital. The prices and levels of production for oil and natural gas are subject to a variety of factors beyond our control, including:

•	the overall global demand for oil and natural gas;

•	the overall global supply of oil and natural gas;

•	the overall North American oil and natural gas supply and demand fundamentals, including:

•	the U.S. economy,

•	weather conditions, and

•	liquefied natural gas (“LNG”) deliveries to and exports from the United States;

•	the proximity, capacity, cost and availability of pipelines and other transportation facilities, as well as the availability of commodity processing and gathering and refining capacity;

•	risks related to the concentration of our operations in the Permian Basin of West Texas and Southeast New Mexico and the level of commodity inventory in the Permian Basin;

•	economic conditions worldwide, including adverse conditions driven by political, health or weather events;

•	the level of global crude oil, crude oil products and LNG inventories;

•	volatility and trading patterns in the commodity-futures markets;

•	political and economic developments in oil and natural gas producing regions, including Africa, South America and the Middle East;

•	the extent to which members of the Organization of Petroleum Exporting Countries and other oil exporting nations are able to influence global oil supply levels;

•	changes in trade relations and policies, including the imposition of tariffs by the United States or China;

•	technological advances or social attitudes and policies affecting energy consumption and sources of energy supply;

•	activism or activities by non-governmental organizations to limit certain sources of capital for the energy sector or restrict the exploration, development and production of oil and gas;

•	the effect of energy conservation efforts, alternative fuel requirements and climate change-related initiatives;

•	additional restrictions on the exploration, development and production of oil, natural gas and natural gas liquids so as to materially reduce emissions of carbon dioxide and methane GHGs;

•	political and economic events that directly or indirectly impact the relative strength or weakness of the U.S. dollar, on which oil prices are benchmarked globally, against foreign currencies;

•	domestic and foreign governmental regulations, including limits on the United States’ ability to export crude oil, and taxation;

•	the cost and availability of products and personnel needed for us to produce oil and natural gas, including rigs, crews, sand, water and water disposal;

•	the quality of the oil we produce; and

•	the price, availability and acceptance of alternative fuels.
Furthermore, oil and natural gas prices continued to be volatile in 2019. For example, NYMEX oil prices in 2019 ranged from a high of $66.30 to a low of $45.41 per Bbl and the NYMEX natural gas prices in 2019 ranged from a high of $3.59 to a low of $2.07 per MMBtu.
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
Approximately 26 percent of our total estimated proved reserves at December 31, 2019 were undeveloped, and those reserves may not ultimately be developed.
At December 31, 2019, approximately 26 percent of our total estimated proved reserves were undeveloped. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling. Our reserves data assumes that we can and will make these expenditures and conduct these operations successfully. These assumptions, however, may not prove correct. Our reserve report at December 31, 2019 includes estimates of total future development costs over the next five years associated with our proved undeveloped reserves of approximately $2.4 billion. If we choose not to spend the capital to develop these reserves, or if we are not otherwise able to successfully develop these reserves, we will be required to write-off these reserves. In addition, under the SEC’s reserve rules, because proved undeveloped reserves may be recognized only if they relate to wells planned to be drilled within five years of the date of their initial recognition, we may be required to write-off any proved undeveloped reserves that are not developed within this five-year time frame. For example, as of December 31, 2019, we wrote-off approximately 28 MMBoe of proved undeveloped reserves primarily because we no longer expect to develop these reserves within five years of the date of their initial recognition.
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

•
environmental hazards, such as natural gas leaks, hydrogen sulfide (“H2S”) treating capacity constraints, oil and produced water spills, pipeline and tank ruptures, encountering naturally occurring radioactive materials, and unauthorized discharges of brine, well stimulation and completion fluids, toxic gases or other pollutants into the surface and subsurface environment;

•	surface access restrictions;

•	failure to obtain regulatory and third-party approvals;

•	actions by third-party operators of our properties, including offsetting fracturing stimulation operations;

•	political events, public protests, civil disturbances, terrorist acts or cyber attacks;

•	shortages of or delays in obtaining equipment and qualified personnel or in obtaining sand or water for hydraulic fracturing activities;

•	loss of title or other title related issues;

•	limitations in the market for oil and natural gas; and

•	limited availability of financing at acceptable terms.
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
In addition, the results of our exploratory drilling, including well spacing tests, in new or emerging plays are more uncertain than drilling results in areas that are developed and have established production. Since new or emerging plays and new formations have limited or no production history, we are unable to use past drilling results in those areas to help predict our future drilling results. As a result, our cost of drilling, completing and operating wells in these areas may be higher than initially expected, and the value of our undeveloped acreage will decline if drilling results are unsuccessful.
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
We could experience adverse impacts associated with a high concentration of activity and tighter drilling spacing.
We are subject to drilling, completion and operating risks, including our ability to efficiently execute large-scale project development, as we could experience delays, curtailments and other adverse impacts associated with a high concentration of activity and tighter drilling spacing. A higher concentration of activity and tighter drilling spacing may increase the risk of unintentional communication with other adjacent wells and the potential to reduce total recoverable reserves from the reservoir. If these risks materialize and negatively impact our results of operations relative to guidance or market expectations, and the research analysts who cover our Company may downgrade our common stock or change their recommendations or earnings or performance estimates, which may result in a decline in the market price of our common stock.
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
Water is an essential component of both the drilling and hydraulic fracturing processes. West Texas and Southeast New Mexico have experienced extreme drought conditions in the past and we cannot guarantee what conditions may occur in the future. Severe drought conditions can result in local water districts taking steps to restrict the use of water subject to their jurisdiction for drilling and hydraulic fracturing in order to protect the local water supply. Historically, we have been able to purchase water from local land owners and other sources for use in our operations. If we are unable to obtain water to use in our operations from local sources, we may be unable to economically produce oil and natural gas, which could have an adverse effect on our financial condition, results of operations and cash flows.
In addition, we must dispose of the fluids produced from oil and natural gas production operations, including produced water, which we do directly or through the use of third-party vendors. The legal requirements related to the disposal of produced water into a non-producing geologic formation by means of underground injection wells are subject to change based on concerns of the public or governmental authorities regarding such disposal activities. One such concern arises from recent seismic events near underground disposal wells that are used for the disposal by injection of produced water resulting from oil and natural gas activities. In March 2016, the United States Geological Survey identified Texas and Colorado as being among the states with areas of increased rates of induced seismicity that could be attributed to fluid injection or oil and natural gas extraction. In response to concerns regarding induced seismicity, regulators in some states have imposed, or are considering imposing, additional requirements in the permitting of produced water disposal wells to assess any relationship between seismicity and the use of such wells. For example, in Texas, the RRC adopted new rules governing the permitting or re-permitting of wells used to dispose of produced water and other fluids resulting from the production of oil and natural gas in order to address these seismic activity concerns within the state. Among other things, these rules require companies seeking permits for disposal wells to provide seismic activity data in permit applications, provide for more frequent monitoring and reporting for certain wells and allow the state to modify, suspend or terminate permits on grounds that a disposal well is likely to be, or determined to be, causing seismic activity. States may issue orders to temporarily shut down or to curtail the injection depth of existing wells in the vicinity of seismic events.
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
In response to findings that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to public health and the environment, the EPA has issued regulations to restrict emissions of GHGs under existing provisions of the CAA. These regulations include limits on tailpipe emissions from motor vehicles and preconstruction and operating permit requirements for certain large stationary sources. The EPA has also adopted rules requiring the reporting of GHG emissions from specified large GHG emission sources in the United States, as well as certain onshore oil and natural gas production facilities, on an annual basis, including GHG emissions resulting from the completion and workover operations of hydraulically fractured oil wells. Recent federal regulatory action with respect to climate change has focused on methane emissions. These methane emission rules have the potential to increase our compliance costs. See “Item 1. Business—Applicable Laws and Regulations—Environmental, Health and Safety Matters” for additional information.
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
Petroleum engineering is a subjective process of estimating accumulations of oil and natural gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and natural gas reserves and of future net cash flows depend upon a number of variable factors and assumptions, including the following:

•	historical production from the area compared with production from other producing areas;

•	the assumed effects of regulations by governmental agencies;

•	the quality, quantity and interpretation of available relevant data;

•	assumptions concerning future commodity prices; and

•	assumptions concerning future operating costs, severance, excise and ad valorem taxes, development costs, gathering, processing and transportation costs and workover and remedial costs.
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
Furthermore, different reserve engineers may make different estimates of reserves and cash flows based on the same data, and improvements or other changes in geological, geophysical and engineering evaluation methods may cause reserve estimates to change over time. Our actual production, revenues and expenditures with respect to reserves will likely be different from estimates and the differences may be material.
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
The oil and natural gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures for the acquisition, exploration and development of oil and natural gas reserves. At December 31, 2019, we did not have any debt outstanding under our Credit Facility (and total debt at December 31, 2019 of $4.0 billion), and we had approximately $2.0 billion of unused commitments under our Credit Facility. Expenditures for acquisition, exploration and development of oil and natural gas properties are the primary use of our capital resources. We incurred approximately $3.1 billion in acquisition, exploration and development costs during the year ended December 31, 2019. In February 2020, our board of directors approved our 2020 capital budget of up to $2.9 billion. We expect to spend between $2.6 billion and $2.8 billion on drilling and completion activity. We plan to spend approximately $2.4 billion over the next five years on future development costs associated with proved undeveloped reserves.
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
In recent years, U.S. lawmakers have proposed certain significant changes to U.S. tax laws applicable to oil and natural gas companies. These changes include, but are not limited to: (i) the elimination of current deductions for intangible drilling and development costs; (ii) the repeal of the percentage depletion allowance for oil and natural gas properties; and (iii) an extension of the amortization period for certain geological and geophysical expenditures. Although these changes were not included in the budget reconciliation act commonly referred to as the Tax Cuts and Jobs Act (“TCJA”), it is unclear whether any such changes will be enacted or if enacted, when such changes could be effective. If such proposed changes (or the imposition of, or increases in, production, severance or similar taxes) were to be enacted, as well as any similar changes in state, local or non-U.S. law, it could eliminate or postpone certain tax deductions that are currently available to us with respect to oil and natural gas exploration and development, and any such change could negatively affect our financial condition and results of operations.
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
At December 31, 2019, we had approximately $2.6 billion of federal net operating loss (“NOL”) carryforwards available to offset against future taxable income. Of these NOL carryforwards, $1.5 billion were generated prior to the effective date of new limitations on utilization of NOLs imposed by the TCJA and are allowable as a deduction against 100 percent of taxable income in future years but will begin to expire in the tax year 2034. The remaining federal NOL of $1.1 billion is subject to an 80 percent limitation but has an indefinite carryforward life. Included in our $2.6 billion of federal NOL carryforwards is approximately $516 million net NOLs that we acquired as part of the RSP Acquisition. This acquired tax NOL, $40 million of research and development (“R&D”) credits and $38 million of interest expense limitation carryforwards (“tax attributes”) are subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”). However, based on the annual limitation amount, our acquired tax attributes are considered more likely than not to be utilized.
Utilization of any tax attribute depends on many factors, including our ability to generate future taxable income, which cannot be assured. In addition, Section 382 generally imposes an annual limitation on the amount of tax attributes that may be used to offset taxable income and tax liability when a corporation has undergone an “ownership change” (as determined under Section 382). An ownership change generally occurs if one or more stockholders (or groups of stockholders) who are each deemed to own at least five percent of our stock change their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. In the event that an ownership change has occurred, or were to occur, utilization of all of our tax attributes, including those acquired from RSP, would be subject to an annual limitation under Section 382, determined by multiplying the value of our equity at the time of the ownership change by the applicable long-term tax-exempt rate as defined in Section 382, and potentially increased for certain gains recognized within five years after the ownership change if we have a net built-in gain in our assets at the time of the ownership change. Any unused annual limitation may be carried over to later years. We do not believe that an ownership change has occurred as a result of our equity offerings or our issuance of shares in connection with various acquisitions. As such, Section 382 is not expected to limit our ability to utilize our NOL carryforward or any other tax attributes at December 31, 2019. Future ownership changes or future regulatory changes could limit our ability to utilize our tax attributes. To the extent we are not able to offset our future income with our NOLs or tax liability with tax credits, this could adversely affect our operating results and cash flows once we attain profitability.
We have substantial indebtedness and may incur substantially more debt. Higher levels of indebtedness make us more vulnerable to economic downturns and adverse developments in our business.
We had approximately $4.0 billion of outstanding aggregate principal indebtedness at December 31, 2019. At December 31, 2019, commitments from our bank group were $2.0 billion, all of which was unused. We continue to review our existing indebtedness, and we may seek to repay, refinance, repurchase, redeem, exchange or otherwise terminate our indebtedness. If we do seek to refinance our existing indebtedness, there can be no guarantee that we would be able to execute the refinancing on favorable terms or at all.
As a result of our indebtedness, we use a portion of our cash flow to pay interest, which reduces the amount we have available to fund our operations and other business activities and could limit our flexibility in planning for or reacting to changes in our business and the industry in which we operate. Our indebtedness under our Credit Facility is at a variable interest rate, and so a rise in interest rates will generate greater interest expense. Financial regulators are working to transition away from LIBOR as a reference rate for financial contracts by the end of 2021 and to develop benchmarks to replace LIBOR. Certain types of borrowings under our Credit Facility are derived from the LIBOR reference rate. Our Credit Facility agreement includes general provisions governing the establishment of an alternate rate of interest to the LIBOR-based rate that gives consideration to the then prevailing market convention for determining a rate of interest for comparable syndicated loans. At this time, the impact on the Company's borrowing costs, if any, under an alternative reference rate scenario is uncertain.
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
If our operating performance declines, we may in the future need to obtain waivers under our Credit Facility to avoid being in default. If we breach our covenants under our Credit Facility and cannot obtain a waiver from the required lenders, we would be in default under our Credit Facility, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.
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
We may incur significant delays, costs and liabilities as a result of environmental, occupational health and safety requirements applicable to our oil and natural gas exploration, development and production, and related saltwater disposal activities or the activities of our suppliers of critical materials and services. These delays, costs and liabilities could arise under a wide range of federal, state and local laws and regulations relating to protection of the environment (including wildlife and natural resources), occupational health and safety, including regulations and enforcement policies that have tended to become increasingly strict over time. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of cleanup and site restoration costs and liens, and, in some instances, issuance of orders or injunctions limiting or requiring discontinuation of certain operations. In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health and safety impacts of our operations.
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
Our producing properties are concentrated in the Permian Basin of West Texas and Southeast New Mexico, making us vulnerable to risks associated with operating in one major geographic area. In addition, substantially all of our proved reserves are attributable to this area.
Our producing properties are geographically concentrated in the Permian Basin of West Texas and Southeast New Mexico. At December 31, 2019, substantially all of our total estimated proved reserves were attributable to properties located in this area. As a result of this geographic concentration, we are exposed to the impact of regional supply and demand factors; delays or interruptions of production from wells in this area caused by governmental regulation; processing or transportation capacity constraints, including potential pipeline capacity constraints in the Permian Basin; market limitations; severe weather events; water shortages or other drought related conditions; or interruption of the processing or transportation of oil or natural gas.
In addition to the geographic concentration of our producing properties described above, at December 31, 2019, approximately: (i) 55 percent of our proved reserves were attributable to the Delaware Basin that primarily targets the Avalon, Bone Spring and Wolfcamp formations; and (iii) 45 percent of our proved reserves were attributable to the Midland Basin that primarily targets the Spraberry and Wolfcamp formations. This concentration of assets exposes us to additional risks, such as changes in field-wide rules and regulations that could cause us to permanently or temporarily shut-in all of our wells within a field.
We periodically assess our unproved oil and natural gas properties for impairment and could be required to recognize non-cash charges to earnings of future periods.
At December 31, 2019, we carried unproved property costs of $5.9 billion. GAAP requires periodic assessment of these costs on a project-by-project basis. Our assessment considers:

•	future drilling and exploration plans;

•	results of exploration activities;

•	commodity price outlooks;

•	planned future sales; and

•	expiration of all or a portion of the projects, contracts and permits relevant to such projects.
Based on our assessments, we may determine that we are unable to fully recover the cost invested in each project, and we will recognize non-cash charges to earnings in future periods if such determination is made. For the years ended December 31, 2019 and 2018, we recorded $147 million and $35 million, respectively, of leasehold abandonments primarily related to expiring acreage and acreage where we had no future plans to drill, which is included in exploration and abandonments expense in our consolidated statements of operations.
We periodically evaluate our goodwill for impairment and could be required to recognize non-cash charges to earnings of future periods.
At December 31, 2019, we had goodwill of approximately $1.9 billion. We assess goodwill for impairment as of July 1 of each year or whenever circumstances indicate that the carrying value of our business may be impaired. If the book value of our reporting unit exceeds the estimated fair value of the reporting unit, an impairment charge will occur, which would negatively impact our results of operations and net worth. We performed an impairment test at December 31, 2019 due to a decline in our fair value during the second half of 2019 and recorded a $201 million impairment charge. See Note 2 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information.

Future price declines could result in a reduction in the carrying value of our proved oil and natural gas properties, which could adversely affect our results of operations.
Declines in commodity prices may result in our having to make substantial downward adjustments to the value of our estimated proved reserves. If this occurs, or if our estimates of production or economic factors change, accounting rules may require us to write-down, as a non-cash charge to earnings, the carrying value of our proved oil and natural gas properties for impairments. We are required to perform impairment tests on proved assets whenever events or changes in circumstances warrant a review of our proved oil and natural gas properties. To the extent such tests indicate a reduction of the estimated useful life or estimated future cash flows of our oil and natural gas properties, the carrying value may not be recoverable and therefore require a write-down. The primary factors that may affect management’s estimates of future cash flows are (i) commodity futures prices, (ii) increases or decreases in production and capital costs, (iii) future reserve volume adjustments, both positive and negative, to proved reserves and appropriate risk-adjusted probable and possible reserves, (iv) results of future drilling activities and (v) prevailing market rates of income and expenses from integrated assets. We may incur impairment charges in the future, which could materially adversely affect our results of operations in the period incurred. We recorded impairment charges of $890 million in 2019. We did not incur an impairment charge in 2018 or 2017. See Note 8 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information.
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
Our commodity price risk management activities could have the effect of reducing our net income and the value of our securities. At December 31, 2019, we had a net derivative liability of $102 million. An average increase in the commodity price of $5.00 per barrel of oil and $0.50 per MMBtu of natural gas from the commodity price at December 31, 2019 would have resulted in an increase in our net liability of approximately $451 million. We may continue to incur significant gains or losses in the future from our commodity price risk management activities to the extent market prices increase or decrease and our derivatives contracts remain in place.
Our actual production could differ materially from our forecasts.
From time to time, we provide forecasts of expected quantities of future oil and gas production and other financial and operating results. These forecasts are based on a number of estimates and assumptions. Production forecasts, specifically, are based on assumptions such as:

•	expectations of production from existing wells and future drilling activity;

•	the absence of facility or equipment malfunctions;

•	the absence of adverse weather effects;

•	expectations of commodity prices, which could experience significant volatility;

•	expected well costs; and

•	the assumed effects of regulation by governmental agencies, which could make certain drilling activities or production uneconomical.
Should any of these assumptions prove inaccurate, or should our development plans change, actual production could be materially and adversely affected. Failure to meet operating or financial forecasts and expectations, whether published by us or market participants, could adversely impact the trading price of our common stock.
Our identified inventory of drilling locations and recompletion opportunities are scheduled over several future years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling.

We have identified and scheduled the drilling of certain locations as an estimation of our future multi-year development activities on our existing acreage. These identified locations represent a significant part of our development and growth strategy. Our ability to drill and develop these locations depends on a number of uncertainties, including those described elsewhere in these risk factors. Because of these and other potential uncertainties, we may never drill the potential locations we have identified or produce oil or natural gas from these or any other potential locations. As such, our actual development activities may materially differ from those presently identified, which could adversely affect our production, reserves, revenues and results of operations.
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
Our reserve estimates and our computation of future net cash flows at December 31, 2019 are based on SEC pricing of (i) $52.19 per Bbl WTI posted oil price and (ii) $2.58 per MMBtu Henry Hub spot natural gas price, adjusted for location and quality by property. If average oil prices were $5.00 per barrel lower than the average price we used, our PV-10 at December 31, 2019 would have decreased from $10.6 billion to $9.2 billion. If average natural gas prices were $0.50 per MMBtu lower than the average price we used, our PV-10 at December 31, 2019 would have decreased from $10.6 billion to $10.2 billion. Any adjustments to the estimates of proved reserves or decreases in the price of our commodities may decrease the value of our securities.
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
Market conditions or the unavailability of satisfactory oil and natural gas processing or transportation arrangements may hinder our access to oil and natural gas markets or delay our production. The availability of a ready market for our oil and natural gas production depends on a number of factors, including the demand for and supply of oil and natural gas, the proximity of reserves to pipelines and storage facilities, gathering systems and other transportation, processing, fractionation, refining and export facilities, competition for such facilities and the inability of such facilities to gather, transport or process our production due to shutdowns or curtailments arising from mechanical, operational or weather related matters, including hurricanes and other severe weather conditions. Our ability to market our production depends in substantial part on the availability and capacity of gathering, storage and transportation systems, pipelines and processing facilities owned and operated by third parties. Throughout 2018 and 2019, concerns emerged that Permian oil and natural gas supply would exceed pipeline capacity. Our ability to market our production may be impacted if such constraints continue or become worse in the future. Our failure to obtain such services on acceptable terms or the failure of counterparties to perform under certain of our transportation or marketing arrangements could have a material adverse effect on our business, financial condition and results of operations. We may be required to shut in or otherwise curtail production from wells due to lack of a market or inadequacy or unavailability of oil or natural gas pipeline or gathering, storage, transportation or processing capacity and fractionation, refining or export facilities. If that were to occur, then we would be unable to realize revenue from those wells until suitable arrangements were made to market our production.
We are subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, timing, manner or feasibility of conducting our operations or that may subject us to fines or penalties for any failure to comply.
Our oil and natural gas exploration, development and production, and related saltwater disposal operations are subject to complex and stringent laws and regulations. In order to conduct our operations in compliance with these laws and regulations, we must obtain and maintain numerous permits, approvals and certificates from various federal, state, local and governmental authorities. We may incur substantial costs and experience delays in order to maintain compliance with these existing laws and regulations. If we fail to comply with the existing laws and regulations, we may incur additional costs, including fines and penalties, in order to come back into compliance. In addition, our costs of compliance may increase or our operations may be otherwise adversely affected if existing laws and regulations are revised or reinterpreted or if the government agencies responsible for enforcing certain existing laws and regulations applicable to us change their priorities or policies, or if new laws and regulations become applicable to our operations. These and other costs could have a material adverse effect on our production, revenues and results of operations. In addition, certain candidates for the 2020 presidential election have espoused as part of their overall campaign platform support for climate change regulation and bans on hydraulic fracturing that could materially impact our business. Approximately 20 percent of our acreage was located on federal lands at December 31, 2019. We cannot be certain of the impact of any new legislation at the state or federal level, but it could harm our business, operating results and financial condition. In addition, speculation regarding potential changes in the regulatory environment creates uncertainties that could lead to increased volatility in the market price of our common stock in the short term.
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
In October 2011, the CFTC issued regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents; however, this initial position limits rule was vacated by the U.S. District Court for the District of Columbia in September 2012. The CFTC has subsequently issued proposals for new rules that would place position limits on certain core futures contracts and equivalent swap contracts for or linked to certain physical commodities, subject to certain exceptions for bona fide hedging transactions. As these new position limit rules are not yet final, the impact of those provisions on us is uncertain at this time.
The CFTC has designated certain interest rate swaps and credit default swaps subject to mandatory clearing and the associated rules also will require us, in connection with covered derivative activities, to comply with clearing and trade-execution requirements or take steps to qualify for an exemption to such requirements. The CFTC has not yet proposed rules designating any other classes of swaps, including physical commodity swaps, for mandatory clearing. Although we expect to qualify for the end-user exception from the mandatory clearing requirements for swaps entered to hedge our commercial risks, the application of the mandatory clearing and trade execution requirements to other market participants, such as swap dealers, may change the cost and availability of the swaps that we use for hedging. If our swaps do not qualify for the end-user exception from mandatory clearing, or if the cost of entering into uncleared swaps becomes prohibitive, we may be required to clear such transactions or our ability to hedge may be impacted. The ultimate effect of the rules and any additional regulations on our business is uncertain at this time.
In addition, certain banking regulators and the CFTC have adopted final rules establishing minimum margin requirements for uncleared swaps. While we are exempt from such requirements for the mandatory exchange of margin for uncleared swaps, the application of such requirements to other market participants, such as swap dealers, may change the cost and availability of the swaps that we use for hedging. Further, if we did not qualify for an exemption and were required to post collateral for our swaps, it could reduce our liquidity and cash available for capital expenditures and our ability to manage commodity price volatility and the volatility in cash flows.
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
Because we do not operate and therefore control the development of certain properties in which we own interests, we may not be able to produce economic quantities of oil and natural gas in a timely manner.
At December 31, 2019, approximately 5 percent of our proved reserves were attributable to properties for which we were not the operator. As a result, the success and timing of drilling and development activities on properties operated by others depend upon a number of factors that are beyond our control, including:

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
Certain of the entities in which we own equity interests are managed by their respective governing bodies, which we do not control. As a result, our ability to influence decisions with respect to the operation of such entities’ businesses and distributions from such entities is limited. Such ability varies depending on the amount of control we exercise under the applicable governing agreement, including with respect to cash distributions, capital calls, capital expenditures and the incurrence of additional indebtedness.
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
We rely extensively on information technology systems, including internet sites, computer software, data hosting facilities and other hardware and platforms, some of which are hosted by third parties, to assist in conducting our business. Our information technology systems, as well as those of third parties we use in our operations, may be vulnerable to a variety of evolving cybersecurity risks, such as those involving unauthorized access or control, denial-of-service attacks, malicious software, data privacy breaches by employees, insiders or others with authorized access, cyber or phishing-attacks, ransomware, malware, social engineering, physical breaches or other actions. These cybersecurity threat actors, whether internal or external to us, are becoming more sophisticated and coordinated in their attempts to access the company’s information technology systems and data, including the information technology systems of cloud providers and other third parties with whom the company conducts business.

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

•
A cyber attack resulting in the loss or disclosure of, or damage to, our or any of our customer’s, supplier’s or landowner’s data or confidential information could harm our business by damaging our reputation, subjecting us to potential financial or legal liability, and requiring us to incur significant costs, including costs to repair or restore our systems and data or to take other remedial steps.

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
While the Company declared a quarterly dividend of $0.125 per share for each quarter in 2019 and intends to continue to pay a dividend in the future, the payment and amount of future dividend payments, if any, are subject to declaration by our board of directors. Such payments will depend on various factors, including actual results of operations, liquidity and financial condition, net cash provided by operating activities, restrictions imposed by applicable law, our taxable income, our operating expenses and other factors our board of directors deems relevant. Covenants contained in our Credit Agreement and the indentures governing our senior notes could limit the payment of dividends. The Company is under no obligation to make dividend payments on our common stock and may cease such payments at any time in the future.
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

In September 2019, we announced that our board of directors authorized the initiation of a $1.5 billion share repurchase program. We funded the 2019 repurchases primarily with proceeds from our New Mexico Shelf divestiture, which closed in November 2019. The Company is under no obligation to repurchase any specific dollar amount of common stock, and the repurchase program may be extended, suspended or discontinued at any time by our board of directors. As such, we cannot guarantee that this program will be fully consummated, or that such program will enhance the long-term value of our common stock. The extent to which we repurchase our common stock and the timing and funding of such repurchases are dependent upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by our management and board of directors. As of December 31, 2019, the Company had repurchased and retired 3,300,370 shares under the program at an aggregate cost of $250 million.
Item 1B.  Unresolved Staff Comments
There are no unresolved staff comments.

Item 2.  Properties
Our Oil and Natural Gas Reserves
The estimates of our proved reserves at December 31, 2019, all of which were located in the United States, were based on evaluations prepared by the independent petroleum engineering firms of Cawley, Gillespie & Associates, Inc. (“CGA”) and Netherland, Sewell & Associates, Inc. (“NSAI”) (collectively, our “external engineers”). Reserves were estimated in accordance with guidelines established by the SEC and the Financial Accounting Standards Board (the “FASB”).
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
Qualifications of responsible technical persons
Keith Corbett is our Senior Vice President of Corporate Engineering and Planning. In this role, Mr. Corbett is responsible for corporate reservoir engineering and strategic planning. Mr. Corbett joined the Company in 2005 as a Reservoir Engineer and has served in several Asset Manager roles and as an Operations Supervisor before he was appointed as Vice President of Texas (later, Vice President of Midland Basin) in 2015. Prior to joining Concho, Mr. Corbett held drilling, reservoir and production engineering positions at Pennzoil (later Devon Energy) and Stallion Energy. Mr. Corbett is a graduate of Texas A&M University with a Bachelor of Science degree in Petroleum Engineering.
Rick Morton joined the Company in 2011 and currently serves as the Corporate Engineering Director. Prior to joining the Company, Mr. Morton served as Division Acquisition Coordinator for EOG Resources, Inc. Mr. Morton was also previously employed by Southwest Royalties, Inc. as Vice President and Exploitation Manager and by Merit Energy Company in various engineering positions. Mr. Morton began his career in 1983 with Arco Oil and Gas Company as an Operations/Analytical Engineer before moving to a Production Supervisor position. He is a graduate of Texas A&M University with a Bachelor of Science degree in Petroleum Engineering.
CGA. Approximately 55 percent of the proved reserves estimates shown herein at December 31, 2019 have been independently prepared by CGA, a leader of petroleum property analysis for industry and financial institutions. CGA was founded in 1960 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-693. Within CGA, the technical person primarily responsible for preparing the estimates set forth in the CGA letter dated January 27, 2020, filed as an exhibit to this Annual Report on Form 10-K, was Mr. Zane Meekins. Mr. Meekins has been a practicing consulting petroleum engineer at CGA since 1989. Mr. Meekins is a Registered Professional Engineer in the State of Texas (License No. 71055) and has over 32 years of practical experience in petroleum engineering, with over 30 years of experience in the estimation and evaluation of reserves. He graduated from Texas A&M University in 1987 with a Bachelor of Science degree in Petroleum Engineering. Mr. Meekins meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; he is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserve definitions and guidelines.
NSAI. Approximately 45 percent of the proved reserve estimates shown herein at December 31, 2019 have been independently prepared by NSAI, a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical person primarily responsible for preparing the estimates set forth in the NSAI letter dated January 23, 2020, filed as an exhibit to this Annual Report on Form 10-K, was Mr. Craig H. Adams. Mr. Adams, a Licensed Professional Engineer in the State of Texas (License No. 68137), has been practicing consulting petroleum engineering at NSAI since 1997 and has over 12 years of prior industry experience. He graduated from Texas Tech University in 1985 with a Bachelor of Science Degree in Petroleum Engineering. Mr. Adams meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; he is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserve definitions and guidelines.

Our oil and natural gas reserves. The following table sets forth our estimated proved oil and natural gas reserves at December 31, 2019. Our reserve estimates and our calculation of future net cash flows are based on SEC pricing of (i) $52.19 per Bbl WTI posted oil price and $2.58 per MMBtu Henry Hub spot natural gas price, adjusted for location and quality differentials by property.

	Oil (MMBbl)	Natural Gas (Bcf)	Total (MMBoe)
Operating Areas:
Delaware Basin	339	1,300	556
Midland Basin	280	998	446
Total	619	2,298	1,002

The following table sets forth our estimated proved reserves by category at December 31, 2019:

	Oil (MMBbl)	Natural Gas (Bcf)	Total (MMBoe)	Percent of Total
Proved developed producing	432	1,779	728	72%
Proved developed non-producing	10	39	17	2%
Proved undeveloped	177	480	257	26%
Total proved	619	2,298	1,002	100%

Total proved developed	442	1,818	745	74%

Changes to proved reserves. The following table sets forth the changes in our proved reserve volumes by area during the year ended December 31, 2019 (in MMBoe):

	Production	Extensions and Discoveries	Purchases of Minerals-in- Place	Sales of Minerals-in- Place	Revisions of Previous Estimates
Operating Areas:
Delaware Basin	(79)	111	6	(102)	(54)
Midland Basin	(42)	66	3	(3)	(91)
Total	(121)	177	9	(105)	(145)

Extensions and discoveries. Extensions and discoveries of approximately 177 MMBoe were primarily the result of our horizontal drilling programs in our operating areas. Proved developed reserves increased approximately 106 MMBoe due to our drilling activity in 2019, and based upon this activity, we added approximately 71 MMBoe of new proved undeveloped reserves.
Purchases and sales of minerals-in-place. Our purchases of minerals-in-place were primarily the result of certain acquisitions and nonmonetary transactions during 2019. Our sales of 105 MMBoe of minerals-in-place were the result of various divestitures and nonmonetary transactions during 2019, primarily the New Mexico Shelf divestiture. See Note 5 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information.
Revisions of previous estimates. Revisions of previous estimates were composed of (i) 28 MMBoe of negative revisions primarily due to the reclassification of proved undeveloped reserves to unproved as they were no longer expected to be developed within five years of the date of their initial recognition, (ii) 82 MMBoe of net negative performance and other revisions and (iii) 35 MMBoe of negative price revisions. Our proved reserves at December 31, 2019 were determined using the SEC prices of $52.19 per Bbl of oil for WTI and $2.58 per MMBtu of natural gas for Henry Hub spot, as compared to corresponding prices of $62.04 per Bbl of oil and $3.10 per MMBtu of natural gas at December 31, 2018. Negative performance revisions were primarily the result of our recent capital programs that included projects testing tighter well spacing. We have modified our development approach to prioritize wider spacing between wells in order to maximize well performance and program economics.

Proved undeveloped reserves.  At December 31, 2019, we had approximately 257 MMBoe of proved undeveloped reserves as compared to 363 MMBoe at December 31, 2018.
The following table summarizes the changes in our proved undeveloped reserves during 2019 (in MMBoe):

At December 31, 2018	363
Extensions and discoveries	71
Purchases of minerals-in-place	3
Sales of minerals-in-place	(4)
Revisions of previous estimates	(83)
Conversion to proved developed reserves	(93)
At December 31, 2019	257

Extensions and discoveries. Extensions and discoveries of approximately 71 MMBoe are primarily the result of new proved undeveloped locations that were added as a result of our drilling program during 2019.
Revisions of previous estimates. Negative revisions of previous estimates of approximately 83 MMBoe are primarily attributable to (i) 48 MMBoe of negative revisions primarily due to revisions in our spacing assumptions, (ii) 28 MMBoe of negative revisions for properties that are no longer expected to be developed within five years of the date of their initial recognition and were removed from our current drilling plans, and (iii) 7 MMBoe of other negative revisions including negative price revisions. Negative performance revisions were primarily the results of our recent capital programs that included projects testing tighter well spacing. We have modified our development approach to prioritize wider spacing between wells in order to maximize well performance and program economics.
Conversion to proved developed reserves. The following table sets forth proved undeveloped reserves converted to proved developed reserves and the associated investment required to convert proved undeveloped reserves to proved developed reserves during the year ended December 31, 2019:

Proved Undeveloped Reserves Converted to Proved Developed Reserves			Investment in Conversion of Proved Undeveloped Reserves to Proved Developed Reserves
Oil (MMBbl)	Natural Gas (Bcf)	Total (MMBoe)	(in millions)
63	178	93	$1,086	(a)

(a)	Of this amount, approximately $100 million was spent in 2019 on proved undeveloped reserves that were not converted to proved developed reserves by December 31, 2019.

Historically, our drilling programs were substantially funded from our cash flows from operations and borrowings from our Credit Facility. Based on our current expectations of our cash flows and drilling programs over the next five years, which includes drilling of proved undeveloped and unproved locations, we believe that we can continue to substantially fund our drilling activities from our cash flow and with borrowings from our Credit Facility, if needed. Based on SEC pricing as of December 31, 2019, estimated future development costs required for the development of proved undeveloped reserves are projected to be approximately $2.4 billion over the next five years.

Developed and Undeveloped Acreage
The following table presents our total gross and net developed and undeveloped acreage by area at December 31, 2019:

	Developed Acres (a)		Undeveloped Acres (b)		Total Acres
(in thousands)	Gross	Net	Gross	Net	Gross	Net
Operating Areas:
Delaware Basin	325	220	199	132	524	352
Midland Basin	213	152	72	45	285	197
Total	538	372	271	177	809	549

(a)	Developed acres are acres attributable or assigned to wells producing economic quantities of oil or natural gas and do not include undrilled acreage held by production.

(b)
Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of economic quantities of oil or natural gas regardless of whether such acreage contains proved reserves.

The following table sets forth the future expiration amounts of our gross and net undeveloped acreage at December 31, 2019 by operating area:

	2020		2021		2022		Thereafter
(in thousands)	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Operating Areas:
Delaware Basin	14	4	8	4	5	3	8	8
Midland Basin	—	—	1	1	2	—	—	—
Total	14	4	9	5	7	3	8	8

At December 31, 2019, we had approximately 82,000 gross and 69,000 net acres subject to a continuous development clause or similar drilling commitments. Historically, we have not experienced material expiration of acres due to non-compliance and we do not anticipate any material expirations during 2020 or any future periods.
Drilling Activities
For summary tables that set forth information with respect to wells drilled and completed for the years ended December 31, 2019, 2018 and 2017, see “Item 1. Business—Drilling Activities.”
Our Production, Prices and Expenses
For a summary table that sets forth information concerning our production and operating data from operations for the years ended December 31, 2019, 2018 and 2017, see “Item 1. Business—Our Production, Prices and Expenses.”
Productive Wells
For a summary table that sets forth the number of productive oil and natural gas wells on our properties at December 31, 2019, 2018 and 2017, see “Item 1. Business—Productive Wells.”
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
Our common stock trades on the NYSE under the symbol “CXO.” As of February 14, 2020, there were 1,467 holders of record of our common stock.
Dividend Policy
For information about dividends, see “Item 8. Financial Statements and Supplementary Data.”
Issuer Purchases of Equity Securities
The following table sets forth repurchases of our common stock during the three months ended December 31, 2019:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Approximate dollar value of shares that may yet be purchased under the plans or programs (b) (in billions)
October 1, 2019 - October 31, 2019	1,457	$64.77	—	$1.50
November 1, 2019 - November 30, 2019	2,367,490	$74.41	2,367,243	$1.30
December 1, 2019 - December 31, 2019	933,904	$79.15	933,127	$1.25
Total	3,302,851	$75.75	3,300,370	$1.25

(a) Includes 2,481 shares that were withheld by us to satisfy tax withholding obligations of certain employees that arose upon the lapse of restrictions on share-based awards during the fourth quarter of 2019.
(b) During the fourth quarter of 2019, we repurchased and retired 3,300,370 common shares for $250 million under our $1.5 billion share repurchase program that was publicly announced in September 2019. The program does not have a stated expiration date.

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

	Years Ended December 31,
(in millions, except per share amounts)	2019 (a) (b)	2018 (a)	2017 (a)	2016 (b)	2015
Statement of operations data:
Total operating revenues	$4,592	$4,151	$2,586	$1,635	$1,804
Total operating costs and expenses	(5,579)	(1,221)	(1,515)	(3,709)	(1,479)
Income (loss) from operations	$(987)	$2,930	$1,071	$(2,074)	$325
Net income (loss)	$(705)	$2,286	$956	$(1,462)	$66
Earnings per share:
Basic net income (loss)	$(3.55)	$13.28	$6.44	$(10.85)	$0.54
Diluted net income (loss)	$(3.55)	$13.25	$6.41	$(10.85)	$0.54
Dividends declared per share	$0.50	$—	$—	$—	$—

Other financial data:
Net cash provided by operations	$2,836	$2,558	$1,695	$1,384	$1,530
Net cash used in investing activities	$(1,993)	$(2,216)	$(1,719)	$(2,225)	$(2,602)
Net cash provided by (used in) financing activities	$(773)	$(342)	$(29)	$665	$1,301
Adjusted EBITDAX (non-GAAP) (d)	$3,082	$2,752	$1,893	$1,633	$1,713

	December 31,
(in millions)	2019 (a) (b)	2018 (a)	2017 (a)	2016 (b) (c)	2015 (c)
Balance sheet data:
Cash and cash equivalents	$70	$—	$—	$53	$229
Property and equipment, net	21,327	22,313	13,041	11,302	10,976
Total assets	24,732	26,294	13,732	12,119	12,642
Long-term debt	3,955	4,194	2,691	2,741	3,332
Stockholders’ equity	17,782	18,768	8,915	7,623	6,943

(a)
See Notes 4 and 5 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for a summary of acquisitions, divestitures and nonmonetary transactions included in our financial data for the selected years, and Note 10 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for a description of associated debt financing transactions. In addition, see Note 2 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for a summary of certain other asset divestitures.

(b)
Impairments of long-lived assets of $890 million and $1.5 billion are included in income (loss) from operations for the years ended December 31, 2019 and December 31, 2016, respectively. In addition, a goodwill impairment charge of $282 million is included in income (loss) from operations for the year ended December 31, 2019.

(c)
During 2016 and 2015, we issued approximately 10.4 million and 15.8 million shares of our common stock, respectively, in public offerings and received net proceeds of approximately $1.3 billion and $1.5 billion, respectively.

(d)	Refer to “Item 1. Business—Non-GAAP Financial Measures and Reconciliations” for a definition and reconciliation of adjusted EBITDAX.

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
Overview
We are an independent oil and natural gas company engaged in the acquisition, development, exploration and production of oil and natural gas properties. We are one of the largest operators in the Permian Basin of West Texas and Southeast New Mexico. Concho’s legacy in the Permian Basin provides us a deep understanding of operating and geological trends, and we are actively developing our resource base utilizing large-scale development projects, which include long-lateral wells and multi-well pad locations, throughout our operating areas. Oil comprised 62 percent of our 1,002 MMBoe of estimated proved reserves at December 31, 2019 and 63 percent of our 121 MMBoe of production for 2019. We seek to operate the wells in which we own an interest, and we operated wells that accounted for 93 percent of our proved developed producing reserves and 75 percent of our 5,981 gross wells at December 31, 2019. By controlling operations, we are able to more effectively manage the development strategy as well as the cost and timing of exploration and development of our properties.

Financial and Operating Performance
Our financial and operating performance for 2019 included the following highlights:

•	Net loss was $705 million ($(3.55) per diluted share) as compared to net income of $2,286 million ($13.25 per diluted share) in 2018. The decrease was primarily due to:

•	$1,727 million change in (gain) loss on derivatives due to a loss on derivatives of $895 million during 2019, as compared to a gain of $832 million during 2018;

•	$890 million of impairments of long-lived assets during 2019;

•	$282 million of impairments of goodwill during 2019;

•
$630 million decrease in gain on disposition of assets due to a $170 million net gain during 2019 primarily due to the contribution of certain infrastructure assets in exchange for a cash distribution and an equity ownership interest in the entity in July 2019, partially offset by net losses from certain nonmonetary transactions, as compared to a net gain of $800 million primarily related to certain acquisitions and divestitures during 2018, as discussed in Note 5 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data”; and

•	$486 million increase in depreciation, depletion and amortization expense, primarily due to the increase in production and the increase in the depletion rate per Boe.
partially offset by:

•
$441 million increase in oil and natural gas revenues as a result of a 26 percent increase in production, partially offset by a 12 percent decrease in commodity price realizations per Boe (excluding the effects of derivative activities);

•
$205 million increase in other income, primarily due to the gain of $289 million on the sale of our ownership interest in the subsidiary of our equity method investment, Oryx Southern Delaware Holdings, LLC (“Oryx”); and

•	$757 million change in income taxes due to a $154 million tax benefit during 2019, as compared to a $603 million tax expense during 2018.

•	Average daily sales volumes increased by 26 percent from 262,937 Boe per day during 2018 to 331,086 Boe per day during 2019.

•
Net cash provided by operating activities increased by $278 million to $2,836 million in 2019, as compared to $2,558 million in 2018, primarily due to an increase in oil and natural gas revenues and changes related to cash settlements on derivatives, partially offset by an increase in operating costs on our oil and natural gas properties.

Commodity Prices
Our results of operations are heavily influenced by commodity prices. See “Item 1A. Risk Factors” for a description of the factors that may impact future commodity prices, including the price of oil, natural gas and natural gas liquids.
Although we cannot predict the occurrence of events that may affect future commodity prices, or the degree to which these prices will be affected, the prices for any commodity that we produce will generally approximate current market prices in the geographic region of the production. From time to time, we expect that we may hedge a portion of our commodity price risk to mitigate the impact of price volatility on our business. See Notes 9 and 19 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding our commodity derivative positions at December 31, 2019 and additional derivative contracts entered into subsequent to December 31, 2019, respectively.
The following table sets forth the average NYMEX oil and natural gas prices for the years ended December 31, 2019, 2018 and 2017, as well as the high and low NYMEX prices for the same periods:

	Years Ended December 31,
	2019	2018	2017
Average NYMEX prices:
Oil (Bbl)	$57.03	$64.81	$50.97
Natural gas (MMBtu)	$2.53	$3.07	$3.02
High and Low NYMEX prices:
Oil (Bbl):
High	$66.30	$76.41	$60.42
Low	$45.41	$42.53	$42.53
Natural gas (MMBtu):
High	$3.59	$4.84	$3.72
Low	$2.07	$2.55	$2.56

Further, the NYMEX oil price and NYMEX natural gas price reached highs and lows of $63.27 and $49.57 per Bbl and $2.20 and $1.77 per MMBtu, respectively, during the period from January 1, 2020 to February 14, 2020. At February 14, 2020, the NYMEX oil price and NYMEX natural gas price were $52.05 per Bbl and $1.84 per MMBtu, respectively.
Historically, and during the year ended December 31, 2019, we derived a significant portion of our total natural gas revenues from the value of the natural gas liquids contained in our natural gas, with the remaining portion coming from the value of the dry natural gas residue. The average Mont Belvieu price for a blended barrel of natural gas liquids was $20.19 per Bbl, $29.94 per Bbl and $25.06 per Bbl during the years ended December 31, 2019, 2018 and 2017, respectively.
Potential cost inflation. Oilfield service and supply costs are also subject to supply and demand dynamics. As companies expand their drilling and development activities, the demand for third-party oilfield services and suppliers may also increase. As such, when commodity prices begin to trend upward, we expect demand for oilfield services and supplies to grow, and the costs of drilling, equipping and operating our wells and infrastructure could increase.

Recent Events
The following are significant recent developments since our last quarterly report on Form 10-Q was filed on October 30, 2019:
2020 capital budget. In February 2020, our board of directors approved our 2020 capital budget of up to $2.9 billion. We expect to spend between $2.6 billion and $2.8 billion on drilling and completion activity.
Dividends. On February 18, 2020, our board of directors approved a cash dividend of $0.20 per share for the first quarter of 2020 that is expected to be paid on March 27, 2020 to stockholders of record as of February 28, 2020. The total cash dividend paid to our stockholders during 2019 was $100 million.

New Mexico Shelf divestiture. In November 2019, we closed on our New Mexico Shelf asset divestiture and received cash proceeds of $837 million, subject to post-closing adjustments. Refer to Note 5 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding the New Mexico Shelf divestiture. We used the proceeds from this divestiture to repay outstanding borrowings under our Credit Facility and initiate the share repurchase program, as discussed below.

Share repurchase program. In September 2019, we announced that our board of directors authorized the initiation of a share repurchase program for up to $1.5 billion of our common stock. A portion of the proceeds from the New Mexico Shelf divestiture was used to initiate the share repurchase program. As of December 31, 2019, we had repurchased and retired 3,300,370 shares under the program at an aggregate cost of $250 million.
Derivative Financial Instruments
Derivative financial instrument exposure.  At December 31, 2019, the fair value of our financial derivatives was a net liability of $102 million. Under the terms of our financial derivative instruments, we do not have exposure to potential “margin calls” on our financial derivative instruments. The terms of our Credit Facility do not allow us to offset amounts we may owe a lender against amounts we may be owed related to our financial instruments with such party.
New commodity derivative contracts. After December 31, 2019, we entered into derivative contracts to hedge additional amounts of estimated future production. Refer to Note 19 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding these commodity derivative contracts.

Results of Operations
The following table sets forth summary production and operating data for the years ended December 31, 2019, 2018 and 2017. The actual historical data in this table excludes results from the RSP Acquisition for periods prior to July 19, 2018. Because of normal production declines, increased or decreased drilling activities, fluctuations in commodity prices and the effects of acquisitions and divestitures, the historical information presented below should not be interpreted as being indicative of future results.

	Years Ended December 31,
	2019	2018	2017
Production and operating data:
Net production volumes:
Oil (MBbl)	76,369	61,251	43,472
Natural gas (MMcf)	266,865	208,326	161,089
Total (MBoe)	120,847	95,972	70,320

Average daily production volumes:
Oil (Bbl)	209,230	167,811	119,101
Natural gas (Mcf)	731,137	570,756	441,340
Total (Boe)	331,086	262,937	192,658

Average prices per unit: (a)
Oil, without derivatives (Bbl)	$54.03	$56.22	$48.13
Oil, with derivatives (Bbl) (b)	$52.35	$52.73	$49.93
Natural gas, without derivatives (Mcf)	$1.74	$3.40	$3.07
Natural gas, with derivatives (Mcf) (b)	$1.86	$3.37	$3.06
Total, without derivatives (Boe)	$38.00	$43.25	$36.78
Total, with derivatives (Boe) (b)	$37.19	$40.98	$37.88

Operating costs and expenses per Boe: (a)
Oil and natural gas production	$5.93	$6.14	$5.80
Production and ad valorem taxes	$2.89	$3.19	$2.82
Gathering, processing and transportation	$0.96	$0.58	$—
Depreciation, depletion and amortization	$16.25	$15.41	$16.29
General and administrative	$2.69	$3.25	$3.46

(a)	Per unit and per Boe amounts calculated using dollars and volumes rounded to thousands.

(b)	Includes the effect of net cash receipts from (payments on) derivatives:

		Years Ended December 31,
	(in millions)	2019	2018	2017
	Net cash receipts from (payments on) derivatives:
	Oil derivatives	$(129)	$(213)	$79
	Natural gas derivatives	31	(5)	—
	Total	$(98)	$(218)	$79

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

The following table presents selected production data for the fields that represent greater than 15 percent of our total proved reserves at December 31, 2019, 2018 and 2017:

	Years Ended December 31,
	2019	2018	2017
Production:
Delaware Basin:
Oil (MMBbl)	44	34	25
Natural gas (Bcf)	170	130	103
Total (MMBoe)	72	56	42
Midland Basin:
Oil (MMBbl)	29	21	11
Natural gas (Bcf)	76	52	30
Total (MMBoe)	42	30	16
Yeso:
Oil (MMBbl)	(a)	(a)	7
Natural gas (Bcf)	(a)	(a)	28
Total (MMBoe)	(a)	(a)	12

(a)	Represents less than 15% of our total proved reserves for the year indicated.

The following tables and related discussion set forth key operating and financial data as of and for the years ended December 31, 2019 and 2018. For similar operating and financial data and discussion of our 2018 results compared to our 2017 results, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of our annual report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 20, 2019.
Oil and natural gas revenues.  Revenue from oil and natural gas operations was $4,592 million for the year ended December 31, 2019, an increase of $441 million (11 percent) from $4,151 million for 2018. The increase was primarily due to the increase in oil and natural gas production, in part due to the RSP Acquisition, partially offset by the decrease in realized oil and natural gas prices (excluding the effects of derivative activities).
Specific factors affecting oil and natural gas revenues for the years ended December 31, 2019 and 2018 include the following:

	Years Ended December 31,
	2019	2018
Net production volumes:
Oil (MBbl)	76,369	61,251
Natural gas (MMcf)	266,865	208,326

Average prices per unit:
Average NYMEX oil price (Bbl)	$57.03	$64.81
Realized oil price (Bbl)	$54.03	$56.22
Differential to NYMEX	$(3.00)	$(8.59)

Average NYMEX natural gas price (MMBtu)	$2.53	$3.07
Realized natural gas price (Mcf)	$1.74	$3.40
Average realized natural gas price as a percentage of NYMEX	69%	111%

•	total oil production increased 15,118 MBbl (25 percent) for the year ended December 31, 2019 as compared to 2018;

•
average realized oil price (excluding the effects of derivative activities) decreased 4 percent for the year ended December 31, 2019 as compared to 2018. The decrease in average realized oil price was primarily due to a decrease in the average NYMEX price, partially offset by the narrowing of the basis differential. The basis differential (referred to as the “Mid-Cush differential”) between the location of Midland, Texas and Cushing, Oklahoma (settlement location for NYMEX pricing) for our oil directly impacts our realized oil price. For the years ended December 31, 2019 and 2018, the average market Mid-Cush differentials were price reductions of $1.49 per Bbl and $6.51 per Bbl, respectively;

•	total natural gas production increased 58,539 MMcf (28 percent) for the year ended December 31, 2019 as compared to 2018; and

•
average realized natural gas price (excluding the effects of derivative activities) decreased 49 percent for the year ended December 31, 2019 as compared to 2018. We derive a significant portion of our total natural gas revenues from the value of the natural gas liquids contained in our natural gas, with the remaining portion coming from the value of the dry natural gas residue. The average Mont Belvieu price for a blended barrel of natural gas liquids decreased from $29.94 per Bbl during the year ended December 31, 2018 to $20.19 per Bbl during the year ended December 31, 2019. In addition, during the latter part of 2018 and into 2019, amid concerns of rising natural gas production relative to the ability to transport natural gas out of the Permian Basin, the price differential for natural gas residue increased significantly. These widening natural gas residue differentials negatively impacted our realized natural gas prices during the year ended December 31, 2019. The combination of these factors resulted in a realized natural gas price of 69 percent of the average NYMEX natural gas price for the year ended December 31, 2019. Because of our liquids-rich natural gas stream and the related value of the natural gas liquids being included in our natural gas revenues and the Permian Basin local markets for residue gas settling more in parity with NYMEX price, our realized natural gas price (excluding the effects of derivatives) for the year ended December 31, 2018 reflected a price greater than the related NYMEX natural gas price.

Oil and natural gas production expenses.  The following table provides the components of our oil and natural gas production expenses for the years ended December 31, 2019 and 2018:

(in millions, except per unit amounts)	Years Ended December 31,
	2019		2018
	Amount	Per Boe	Amount	Per Boe
Lease operating expenses	$681	$5.64	$553	$5.76
Workover costs	35	0.29	37	0.38
Total oil and natural gas production expenses	$716	$5.93	$590	$6.14

Lease operating expenses were $681 million ($5.64 per Boe) for the year ended December 31, 2019, an increase of $128 million (23 percent) from $553 million ($5.76 per Boe) for 2018. The increase in lease operating expenses during 2019 as compared to the prior year was primarily the result of an increase in well count due to our acquisitions during 2018, and additional wells successfully drilled and completed during 2018 and 2019, partially offset by the New Mexico Shelf divestiture. The decrease in lease operating expenses per Boe was primarily due to higher production from our drilling program during 2019 and the New Mexico Shelf divestiture.
Workover costs were $35 million ($0.29 per Boe) for the year ended December 31, 2019, a decrease of $2 million from $37 million ($0.38 per Boe) for 2018. The decrease in workover costs per Boe during 2019 was primarily due to increased production and decreased workover activity.
Production and ad valorem taxes.  The following table provides the components of our production and ad valorem tax expenses for the years ended December 31, 2019 and 2018:

(in millions, except per unit amounts)	Years Ended December 31,
	2019		2018
	Amount	Per Boe	Amount	Per Boe
Production taxes	$282	$2.33	$272	$2.84
Ad valorem taxes	67	0.56	33	0.35
Total production and ad valorem taxes	$349	$2.89	$305	$3.19

Production taxes per unit of production were $2.33 per Boe during the year ended December 31, 2019, a decrease of 18 percent from $2.84 per Boe during 2018. Over the same period, our revenue per Boe (excluding the effects of derivatives) decreased 12 percent. The decrease in production taxes per unit of production was due to lower realized revenue per Boe along with a higher percentage of our total production originating in Texas, which has a lower tax rate than New Mexico.
Production taxes fluctuate with the market value of our production sold, while ad valorem taxes are generally based on the valuation of our oil and natural gas properties at the beginning of the year, which vary across the different areas in which we operate.
Ad valorem taxes increased $34 million during the year ended December 31, 2019 as compared to the year ended December 31, 2018, primarily due to additional wells drilled and completed, new wells acquired and an increase in tax rates in certain counties. The increase in ad valorem taxes per Boe during the year ended December 31, 2019 as compared to the year ended December 31, 2018 was primarily due to an increase in tax rates.
Gathering, processing and transportation costs. The following table shows the gathering, processing and transportation costs for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
(in millions, except per unit amounts)	2019		2018
	Amount	Per Boe	Amount	Per Boe
Gathering, processing and transportation costs	$115	$0.96	$55	$0.58

Gathering, processing and transportation costs were $115 million ($0.96 per Boe) for the year ended December 31, 2019, an increase of 109 percent from $55 million for 2018. The increase in gathering, processing and transportation costs for 2019 was primarily due to a certain crude oil gathering and transportation contract that, among other things, was modified to allow repurchase rights. As such, costs related to this contract that were previously recorded as a deduction to revenue during 2018 are now recorded in gathering, processing and transportation costs. In addition, contributing to the increase in gathering, processing and transportation costs was the RSP Acquisition and the increase in production. The increase in gathering, processing and transportation costs per Boe was primarily related to the aforementioned crude oil gathering and transportation contract and fixed costs associated with certain contracts. Additionally, we entered into a marketing contract that requires us to deliver 50,000 barrels of oil per day that began in October 2019. As a result of this contract, we expect our realized oil prices, as well as our gathering, processing and transportation costs, to increase for the related oil production in future periods.
Exploration and abandonments expense. The following table provides the components of our exploration and abandonments expense for the years ended December 31, 2019 and 2018:

(in millions)	Years Ended December 31,
	2019	2018
Geological and geophysical	$17	$12
Leasehold abandonments	147	35
Other	37	18
Total exploration and abandonments	$201	$65

Our geological and geophysical expense for the periods presented above primarily consists of the costs of acquiring and processing geophysical data and core analysis.
We recorded $147 million and $35 million of leasehold abandonments for the years ended December 31, 2019 and 2018, respectively, primarily related to certain expiring acreage where we had no plans to extend the lease and acreage where we had no long-term plans to drill.
Our other expense for the periods presented above primarily consists of surface and title costs on locations we no longer intend to drill, certain plugging costs and delay rentals. The increase in other expense during 2019 was primarily due to the abandonments of certain exploratory wells, in part due to mechanical issues encountered during the completion of certain wells that made them unable to produce hydrocarbons in economic quantities.
Depreciation, depletion and amortization expense.  The following table provides components of our depreciation, depletion and amortization expense for the years ended December 31, 2019 and 2018:

(in millions, except per unit amounts)	Years Ended December 31,
	2019		2018
	Amount	Per Boe	Amount	Per Boe
Depletion of proved oil and natural gas properties	$1,932	$15.98	$1,453	$15.14
Depreciation of other property and equipment	30	0.25	22	0.23
Amortization of intangible assets	2	0.02	3	0.04
Total depletion, depreciation and amortization	$1,964	$16.25	$1,478	$15.41

Oil price used to estimate proved oil reserves at period end	$52.19		$62.04
Natural gas price used to estimate proved natural gas reserves at period end	$2.58		$3.10

Depletion of proved oil and natural gas properties was $1,932 million ($15.98 per Boe) for the year ended December 31, 2019, an increase of $479 million (33 percent) from $1,453 million ($15.14 per Boe) for 2018. The increase in depletion expense was due to an increase in production and the depletion rate per Boe. The increase in depletion expense per Boe was primarily due to the RSP Acquisition and certain downward adjustments to our proved oil and natural gas reserves, partially offset by lower depletion of the Yeso field due to the impairment charge recognized during 2019, as discussed below, and the New Mexico Shelf divestiture.
Impairments of long-lived assets. During the year ended December 31, 2019, we recognized impairments of long-lived assets of $890 million. During the second quarter of 2019, we recognized an impairment charge of $868 million that was primarily attributable to certain downward adjustments to our economically recoverable proved oil and natural gas reserves associated with properties in our Yeso field due to the decline in commodity prices. During the third quarter of 2019, we recognized an additional impairment charge of $20 million primarily to reduce the carrying value of the remaining assets in the Yeso field to their fair value. Our Yeso field was primarily composed of the New Mexico Shelf assets that we sold in November 2019. We did not recognize an impairment during 2018. See Note 8 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information on the fair value assumptions used for long-lived assets.
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

Impairments of goodwill. During the year ended December 31, 2019, we recognized goodwill impairments of $282 million. The impairments were due to a decline in our market capitalization along with declines in observed control premiums during the second half of 2019 and the New Mexico Shelf divestiture. See Note 2 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information on the impairment of our goodwill.
General and administrative expenses.  The following table provides components of our general and administrative expenses for the years ended December 31, 2019 and 2018:

(in millions, except per unit amounts)	Years Ended December 31,
	2019		2018
	Amount	Per Boe	Amount	Per Boe
General and administrative expenses	$259	$2.13	$248	$2.58
Less: Operating fee reimbursements	(18)	(0.15)	(19)	(0.19)
Non-cash stock-based compensation	85	0.71	82	0.86
Total general and administrative expenses	$326	$2.69	$311	$3.25

Total general and administrative expenses were $326 million ($2.69 per Boe) for the year ended December 31, 2019, an increase of $15 million (5 percent) from $311 million ($3.25 per Boe) for 2018. The increase in total general and administrative expenses was primarily due to an increase in the average employee headcount, in part due to the RSP Acquisition, partially offset by lower variable compensation accruals during 2019. The decrease in total general and administrative expenses per Boe was primarily the result of increased production, partially offset by the increase in total general and administrative expenses.
We receive fees for the operation of jointly-owned oil and natural gas properties during the drilling and production phases and record such reimbursements as reductions to general and administrative expenses in the consolidated statements of operations. We earned reimbursements of approximately $18 million and $19 million during the years ended December 31, 2019 and 2018, respectively.
Gain (loss) on derivatives.  The following table sets forth the gain (loss) on derivatives for the years ended December 31, 2019 and 2018:

(in millions)	Years Ended December 31,
	2019	2018
Gain (loss) on derivatives:
Oil derivatives	$(1,003)	$848
Natural gas derivatives	108	(16)
Total	$(895)	$832

The following table represents our net cash receipts from (payments on) derivatives for the years ended December 31, 2019 and 2018:

(in millions)	Years Ended December 31,
	2019	2018
Net cash receipts from (payments on) derivatives:
Oil derivatives	$(129)	$(213)
Natural gas derivatives	31	(5)
Total	$(98)	$(218)

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
Gain on disposition of assets, net. During the year ended December 31, 2019, we recorded a net gain on disposition of assets of $170 million, primarily due to a gain of $297 million related to our contribution of certain water infrastructure assets in exchange for a cash distribution and an equity ownership interest in an entity, partially offset by losses related to certain nonmonetary transactions and the New Mexico Shelf divestiture.

During the year ended December 31, 2018, we recognized a net gain on disposition of assets of $800 million, which was primarily due to (i) a gain of $575 million related to our February 2018 acquisition and divestiture primarily in the Midland Basin, (ii) a gain of $134 million related to our Delaware Basin divestiture in January 2018 and (iii) a gain of $79 million related to the contribution of certain infrastructure assets in the southern portion of the Delaware Basin. In addition, during 2018, we completed multiple nonmonetary transactions that included the exchange of both proved and unproved oil and natural gas properties that resulted in pre-tax gains of $15 million.
Refer to Notes 2 and 5 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for further discussion of certain of the 2019 and 2018 transactions mentioned above.
Interest expense.  The following table sets forth interest expense, weighted average interest rates and weighted average debt balances for the years ended December 31, 2019 and 2018:

(in millions)	Years Ended December 31,
	2019	2018
Interest expense, as reported	$185	$149
Capitalized interest	19	8
Interest expense, excluding impact of capitalized interest	$204	$157

Weighted average interest rate – Credit Facility	4.2%	4.5%
Weighted average interest rate – senior notes	4.4%	4.3%
Total weighted average interest rate	4.4%	4.3%

Weighted average Credit Facility balance	$439	$172
Weighted average senior notes balance	4,000	3,195
Total weighted average debt balance	$4,439	$3,367

The increase in interest expense during the year ended December 31, 2019 as compared to 2018 was primarily due to the increase in the weighted average debt balance, partially offset by the increase in capitalized interest and lower weighted average interest rate on our Credit Facility. The increase in the weighted average senior notes balance was primarily due to the senior notes issued in connection with the RSP Acquisition.
Other income, net. During the year ended December 31, 2019, we recorded other income of $313 million, primarily related to $289 million of cash proceeds from the sale of our ownership interest in Oryx I, a crude oil gathering and transportation system in the Delaware Basin (“Oryx I”). See Note 2 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding this sale.
During the year ended December 31, 2018, we recorded other income of $108 million primarily related to a cash distribution received from Oryx. See Note 2 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding this distribution.
Income tax provisions.  We recorded an income tax benefit of $154 million and an income tax expense of $603 million for the years ended December 31, 2019 and 2018, respectively. The change to income tax benefit in 2019 from income tax expense in 2018 was primarily due to the pre-tax loss during 2019 as compared to pre-tax income during 2018.
For the year ended December 31, 2019, we recorded an income tax benefit of $21 million due to the decrease in our applicable state tax rate in New Mexico as a result of the New Mexico Shelf divestiture. During the second quarter of 2019, the state of New Mexico enacted a tax law which, among other changes, amended the apportioned net operating loss carryforwards for corporations. As a result of this law change, we recorded a deferred state tax benefit of $6 million for the year ended December 31, 2019.
For the year ended December 31, 2018, the Company completed its accounting for all of the enactment-date tax effects of the TCJA and recognized an adjustment to the provisional amount recorded as of the enactment date of approximately $7 million primarily related to the deductibility of certain performance-based compensation expenses.
Our effective income tax rates were 18 percent and 21 percent for the years ended December 31, 2019 and 2018, respectively. Our effective income tax rate of 18 percent for the year ended December 31, 2019 differed from the federal statutory tax rate of 21 percent primarily due to (i) nondeductible goodwill impairment; (ii) deferred benefit recognized from the decrease in the applicable state tax rate as a result of the New Mexico Shelf divestiture; (iii) state income taxes, including the impact of the enacted New Mexico tax law change; and (iv) research and development credits, net of unrecognized tax benefits.
Our effective tax rate of 21 percent for the year ended December 31, 2018 approximated the federal statutory tax rate of 21 percent primarily due to the benefits from (i) research and development credits, net of unrecognized tax benefits; (ii) the change in the applicable state tax rates due to the RSP Acquisition; and (iii) the adjustment to provisional TCJA tax effects; offset by (iv) other recurring permanent differences and state income taxes that affect our rates.

Capital Commitments, Capital Resources and Liquidity
Capital commitments. Our primary needs for cash are for (i) development, exploration and acquisition of oil and natural gas assets, (ii) midstream joint ventures and other capital commitments, (iii) payment of contractual obligations and (iv) working capital obligations. Funding for these cash needs may be provided by any combination of internally-generated cash flow, financing under our Credit Facility, proceeds from the disposition of assets or alternative financing sources, as discussed in “— Capital resources” below.
Oil and natural gas properties. Our costs incurred on oil and natural gas properties, excluding acquisitions, during the years ended December 31, 2019 and 2018 totaled $3.0 billion and $2.6 billion, respectively. The primary reason for the differences in costs incurred and cash flow expenditures included in our consolidated statements of cash flows was the timing of payments. Our 2019 capital expenditures were primarily funded from cash flows from operations and borrowings under our Credit Facility.
2020 capital budget.  In February 2020, our board of directors approved our 2020 capital budget of up to $2.9 billion. We expect to spend between $2.6 billion and $2.8 billion on drilling and completion activity.
Dividends. On February 18, 2020, our board of directors declared a cash dividend of $0.20 per share for the first quarter of 2020 that is expected to be paid on March 27, 2020 to stockholders of record as of February 28, 2020. Total cash dividends paid to our stockholders during the year ended December 31, 2019 were $100 million. We intend to continue to pay a quarterly dividend of $0.20 in the future, however, any payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that our board of directors deems relevant.
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
We used a portion of the proceeds from the New Mexico Shelf divestiture, which closed in November 2019, to initiate share repurchases in the fourth quarter of 2019, while maintaining sufficient liquidity to fund our capital commitments and dividend payments. All additional future repurchases will require the approval of the Company’s board of directors. As of December 31, 2019, we repurchased and retired 3,300,370 shares under the program at an aggregate cost of $250 million.
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
Acquisitions. The following table reflects our expenditures for acquisitions of proved and unproved properties for the years ended December 31, 2019 and 2018:

(in millions)	Years Ended December 31,
	2019	2018
Property acquisition costs:
Proved	$8	$4,136
Unproved	50	3,617
Total property acquisition costs (a)	$58	$7,753

(a) Included in the property acquisition costs above are budgeted unproved leasehold acreage acquisitions of $50 million and $51 million for the years ended December 31, 2019 and 2018, respectively. Our unbudgeted acquisitions during 2018 were primarily comprised of approximately $7.6 billion of property acquisition costs related to the RSP Acquisition.

Contractual obligations. We had the following contractual obligations at December 31, 2019:

	Payments Due by Period
(in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt (a)	$4,000	$—	$—	$—	$4,000
Cash interest expense on debt (b)	2,769	235	350	350	1,834
Derivative liabilities (c)	119	112	7	—	—
Asset retirement obligations (d)	139	9	11	5	114
Employment agreements with officers (e)	10	10	—	—	—
Purchase obligations (f)	333	51	109	70	103
Lease obligations (g)	43	21	19	1	2
Total contractual obligations (h)	$7,413	$438	$496	$426	$6,053

(a)
See Note 10 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for information regarding future interest payment obligations on our long-term debt. The amounts included in the table above represent principal maturities only.

(b)
Cash interest expense on our senior notes is estimated assuming no principal repayment until their maturity dates. Also included in the “Less than 1 year” column is accrued interest at December 31, 2019 of approximately $60 million. At December 31, 2019, we had no variable-rate debt outstanding under our Credit Facility.

(c)
Derivative obligations represent commodity derivatives that were valued at December 31, 2019. The ultimate settlement amounts of our derivative obligations are unknown because they are subject to continuing market risk. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and Note 9 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding our derivative obligations.

(d)	Amounts represent costs related to expected oil and natural gas property abandonments, net of any future accretion.

(e)
Represents amounts of cash compensation we are obligated to pay to our officers under employment agreements assuming such employees continue to serve the entire term of their employment agreement and their cash compensation is not adjusted.

(f)
Relates to purchase agreements we have entered into including water commitment agreements, throughput volume delivery commitments, fixed and variable power commitments, sand commitment agreements and other commitments.

(g)
Relates to our operating and financing leases, including office space, office equipment, drilling rigs, field equipment and vehicles. See Note 11 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for information regarding our lease obligations. Included in the “Less than 1 year” column are the Company’s drilling rigs. Drilling rigs are short-term leases and are not capitalized under the lease standard. A portion of these costs will be reimbursed to the Company by other working interest owners.

(h)
The amounts above do not include the liability for unrecognized tax benefits. See Note 12 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information.

Off-balance sheet arrangements. Currently, we do not have any material off-balance sheet arrangements.
Capital resources. Our primary sources of liquidity have been cash flows generated from (i) operating activities, (ii) borrowings under our Credit Facility, (iii) asset dispositions and (iv) proceeds from bond and equity offerings. In February 2020, our board of directors approved our 2020 capital budget of up to $2.9 billion. We expect to spend between $2.6 billion and $2.8 billion on drilling and completion activity. We expect to fund our 2020 capital budget primarily with operating cash flows. We believe that our current cash and cash equivalents, together with cash flows generated from operating activities and available borrowings under our Credit Facility, will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

The following table summarizes our changes in cash and cash equivalents for the years ended December 31, 2019 and 2018. The discussion of changes in cash and cash equivalents for the year ended December 31, 2017 is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 20, 2019.

(in millions)	Years Ended December 31,
	2019	2018
Net cash provided by operating activities	$2,836	$2,558
Net cash used in investing activities	(1,993)	(2,216)
Net cash used in financing activities	(773)	(342)
Net change in cash and cash equivalents	$70	$—

Cash flow from operating activities. The increase in operating cash flows during the year ended December 31, 2019 as compared to 2018 was primarily due to an increase in our total operating revenues of $441 million and an increase of $120 million due to $98 million of settlements paid on derivatives during the year ended December 31, 2019, as compared to $218 million during 2018. The increase was partially offset by an increase in operating expenses on our oil and natural gas properties.
Our net cash provided by operating activities included a reduction of $40 million and a benefit of $4 million for the years ended December 31, 2019 and 2018, respectively, associated with changes in working capital items. Changes in working capital items adjust for the timing of receipts and payments of actual cash.
Cash flow from investing activities. Our investing activities consist primarily of drilling and completion activity, acquisitions and divestitures. The primary reason for the differences in costs incurred on oil and natural gas properties, including acquisitions, and cash flow expenditures is the timing of payments and the issuances of shares of common stock to fund certain acquisitions.
For the year ended December 31, 2019, our net cash used in investing activities was approximately $2.0 billion, which consisted primarily of our investment of approximately $3.1 billion for additions to oil and natural gas properties. This was partially offset by approximately $1.3 billion of cash proceeds from asset dispositions primarily due to the New Mexico Shelf divestiture, the sale of Oryx I and the contribution of certain water infrastructure assets to an entity. We used the proceeds from these and other divestitures to repay our outstanding balance under our Credit Facility. Our capital expenditures during the year ended December 31, 2019 were funded with cash flows from operations and borrowings under our Credit Facility.
For the year ended December 31, 2018, our net cash used in investing activities was approximately $2.2 billion, which consisted primarily of our investment of approximately $2.5 billion for additions to oil and natural gas properties and $136 million of oil and natural gas property acquisitions, partially offset by (i) $361 million of proceeds received from the disposition of certain assets and (ii) a $148 million distribution received from Oryx, one of our equity method investments. The total distribution from Oryx was $157 million, of which $9 million represented cumulative Oryx earnings and was classified as cash flow from operating activities, while the remaining amount of $148 million was classified as cash flow from investing activities. The 2018 expenditures were primarily funded with cash flows from operations.
Cash flow from financing activities.  For the year ended December 31, 2019, our net cash used in financing activities was $773 million primarily due to $250 million of common stock repurchases under our share repurchase program, $242 million of net payments under our Credit Facility and $100 million of dividends paid on our common stock. During the year ended December 31, 2019, we decreased our book overdrafts by $159 million.
For the year ended December 31, 2018, our net cash used in financing activities was $342 million. In July 2018, we issued $1.6 billion in aggregate principal amount of senior unsecured notes and used the net proceeds to redeem and cancel certain senior unsecured notes assumed in the RSP Acquisition ("RSP Notes"). We made aggregate payments of approximately $1.2 billion to redeem and cancel the RSP Notes, including make-whole call premiums of $68 million. We also paid accrued interest of $14 million on the RSP Notes. The remaining proceeds, along with borrowings under our Credit Facility, were used to repay the $540 million of outstanding principal under RSP’s revolving credit facility, including $1 million in accrued interest. We also made net payments of $80 million on our Credit Facility during 2018.
In September 2017, we elected to enter into an Investment Grade Period under our Credit Facility, which had the effect of releasing all collateral formerly securing our Credit Facility. If the Investment Grade Period under our Credit Facility terminates (whether automatically or by our election), our Credit Facility will once again be secured by a first lien on substantially all of our oil and natural gas properties and by a pledge of the equity interests in our subsidiaries. At December 31, 2019, we had unused commitments under our Credit Facility of $2.0 billion.
Advances on our Credit Facility bear interest, at our option, based on:

(i)	an alternative base rate, which is equal to the highest of

(a)	the prime rate of JPMorgan Chase Bank (4.8 percent at December 31, 2019),

(b)	the federal funds effective rate plus 0.5 percent, and

(c)	the LIBOR plus 1.0 percent; or

(ii)	LIBOR.
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
Liquidity. Our principal source of liquidity is the available borrowing capacity under our Credit Facility. At December 31, 2019, our commitments from our bank group totaled $2.0 billion, all of which was unused.
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
As of the filing date of this Annual Report on Form 10-K, there have been no changes to our credit ratings; however, we cannot be assured that our credit ratings will not be downgraded in the future.
Book capitalization and current ratio.  Our net book capitalization at December 31, 2019 was $21.8 billion, consisting of cash and cash equivalents of $70 million, debt of $4.0 billion and stockholders’ equity of $17.8 billion. Our net book capitalization at December 31, 2018 was $23.0 billion, consisting of debt of $4.2 billion and stockholders’ equity of $18.8 billion. Our ratio of net debt to net book capitalization was 18 percent and 18 percent at December 31, 2019 and 2018, respectively. Our ratio of current assets to current liabilities was 0.89 to 1.0 at December 31, 2019 as compared to 1.04 to 1.0 at December 31, 2018.
Inflation and changes in prices. Our revenues, the value of our assets and our ability to obtain bank financing or additional capital on attractive terms have been and will continue to be affected by changes in commodity prices and the costs to produce our reserves. Commodity prices are subject to significant fluctuations that we are unable to control or predict. During the year ended December 31, 2019, we received an average of $54.03 per barrel of oil and $1.74 per Mcf of natural gas before consideration of commodity derivative contracts compared to $56.22 and $48.13 per barrel of oil and $3.40 and $3.07 per Mcf of natural gas in the years ended December 31, 2018 and 2017, respectively. Although certain of our costs are affected by general inflation, inflation does not normally have a significant effect on our business.

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
In management’s opinion, the more significant reporting areas impacted by management’s judgments and estimates are the choice of accounting method for oil and natural gas activities, oil and natural gas reserve estimation, asset retirement obligations, impairments of long-lived assets, valuation of stock-based compensation, valuation of business combinations, accounting and valuation of nonmonetary transactions, impairments of goodwill, litigation and environmental contingencies, valuation of financial derivative instruments, uncertain tax positions and income taxes. Management’s judgments and estimates in these areas are based on information available from both internal and external sources, including engineers, geologists and historical experience in similar matters. Actual results could differ from the estimates as additional information becomes known.
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
Oil and Natural Gas Reserves and Standardized Measure of Discounted Net Future Cash Flows
This report presents estimates of our proved reserves as of December 31, 2019, which have been prepared and presented in accordance with SEC guidelines. The pricing that was used for estimates of our reserves as of December 31, 2019 was based on the 12-month unweighted average of the first-day-of-the-month WTI posted price of $52.19 per Bbl for oil and Henry Hub spot natural gas price of $2.58 per MMBtu for natural gas.
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
It should not be assumed that the Standardized Measure included in this report as of December 31, 2019 is the current market value of our estimated proved reserves. In accordance with SEC requirements, we based the 2019 Standardized Measure on the 12-month unweighted average of the first-day-of-the-month pricing for oil and natural gas and prevailing costs on the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs utilized in the estimate. See “Item 1A. Risk Factors” and “Item 2. Properties” for additional information regarding estimates of proved reserves.
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
Impairment of Long-Lived Assets
All of our long-lived assets are monitored for potential impairment when circumstances indicate that the carrying value of an asset may be greater than management’s estimates of its future net cash flows, including cash flows from proved reserves, risk-adjusted probable and possible reserves, and integrated assets. If the carrying value of the long-lived assets exceeds the sum of estimated undiscounted future net cash flows, an impairment loss is recognized for the difference between the estimated fair value and the carrying value of the assets. The evaluations involve a significant amount of judgment since the results are based on estimated future events, such as future sales prices for oil and natural gas, future costs to produce these products, estimates of future oil and natural gas reserves to be recovered and the timing thereof, the economic and regulatory climates, cash flows from integrated assets and other factors. The need to test an asset for impairment may result from significant declines in sales prices or downward revisions in estimated quantities of oil and natural gas reserves. Any assets held for sale are reviewed for impairment when we approve the plan to sell. Estimates of anticipated sales prices are highly judgmental and subject to material revision in future periods. At December 31, 2019, our estimates of commodity prices for purposes of determining undiscounted future cash flows, which are based on the NYMEX strip, ranged from a 2020 price of $58.83 per barrel of oil decreasing to a 2023 price of $51.31 per barrel of oil then rising to a 2026 price of $52.57 per barrel of oil. Natural gas prices ranged from a 2020 price of $2.29 per Mcf of natural gas increasing to a 2026 price of $2.55 per Mcf of natural gas. Both oil and natural gas commodity prices for this purpose were held flat after 2026.
Unproved oil and natural gas properties are periodically assessed for impairment by considering future drilling and exploration plans, results of exploration activities, commodity price outlooks, planned future sales and expiration of all or a portion of the projects. During the years ended December 31, 2019, 2018 and 2017, we recognized expense of approximately $147 million, $35 million and $27 million, respectively, related to abandoned and expiring acreage, which is included in exploration and abandonments expense in the accompanying consolidated statements of operations.
Valuation of Stock-Based Compensation
In accordance with GAAP, we calculate the fair value of stock-based compensation using various valuation methods. The valuation methods require the use of estimates to derive the inputs necessary to determine fair value. We utilize (i) the average of the high and low stock price on the date of grant for the fair value of restricted stock awards and (ii) the Monte Carlo simulation method for the fair value of performance unit awards. The significant assumptions used in these models include expected volatility, expected term, risk-free interest rate, forfeiture rate, dividends, and the probability of meeting performance targets. Each of these valuation methods were chosen as management believes they give the best estimate of fair value for the respective stock-based awards. See Note 7 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for more information regarding our stock-based compensation.
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
Impairments of Goodwill
Goodwill is assessed for impairment on an annual basis, or more frequently if indicators of impairment exist. Impairment tests, which involve the use of estimates related to the fair market value of the business operations with which goodwill is associated, is performed as of July 1 of each year. As we operate as a single operating segment and a single reporting unit, we evaluate goodwill for impairment based on an evaluation of the fair value of the company as a whole. The fair value of the reporting unit is our enterprise value (combined market capitalization of our equity plus a control premium, and the fair value of our long-term debt). There are multiple valuation methodologies available to us in determining the fair values; however, given that we are one reporting unit, we use quoted market prices in active markets as the basis for our measurement as we believe they are the best evidence of fair value. There is considerable judgment involved in estimating fair values, particularly in determining the control premium. To establish a reasonable control premium, we consider the premiums paid in recent market acquisitions and analyze current industry, market and economic conditions along with other factors or available information specific to our business. Deteriorating industry, market and economic conditions could negatively impact our control premium and our enterprise value, which could lead to an impairment of our goodwill balance.
As discussed in Note 5 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data,” in August 2019, we entered into a definitive agreement to sell our assets in the New Mexico Shelf. We classified these assets as held for sale at August 29, 2019. We allocated $81 million of goodwill to this disposal group, all of which we impaired. In addition, we performed an impairment test at September 30, 2019 due to declines in our market capitalization and at December 31, 2019 due to declines in observed control premiums. The fair value of the reporting unit at September 30, 2019 exceeded the carrying value of our net assets. However, during the fourth quarter of 2019, our fair value declined further resulting in a $201 million goodwill impairment charge at December 31, 2019.
It is reasonably possible that the estimates of our enterprise value may change in the future and result in the need to impair goodwill. Currently, the primary factors that may negatively affect our enterprise value are the continued depressed level of our stock price and estimated control premium we use in the fair value of our reporting unit. We use an average stock price over a determined period to estimate the fair value of our reporting unit, which we believe removes the impact of short-term market fluctuations. We used an average stock price of $72.23 in determining our market capitalization at December 31, 2019. In addition, our control premium is based on the estimated median control premium of transactions involving companies in our industry. Further declines in our average stock price and/or in our estimated control premium could result in additional impairments of goodwill. Many factors affecting our stock price are beyond our control and we cannot predict their potential effects on the price of our common stock. In addition, stock markets in general can experience considerable price and volume fluctuations. Other assumptions such as the control premium and the value of our long-term debt will likely change in the future, and these and other assumptions may worsen or partially mitigate some of the effects of a reduction in our average stock price. As a result, we are unable to predict with certainty whether or not a decline in our stock price alone will or will not cause us to recognize an impairment charge or the magnitude of such impairment charge.

See Notes 2 and 4 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for more information regarding goodwill.
Litigation and Environmental Contingencies
We make judgments and estimates in recording liabilities for ongoing litigation and environmental remediation. Actual costs can vary from such estimates for a variety of reasons. The costs to settle litigation can vary from estimates based on differing interpretations of laws and opinions and assessments on the amount of damages. Similarly, environmental remediation liabilities are subject to change because of changes in laws and regulations, developing information relating to the extent and nature of site contamination and improvements in technology. A liability is recorded for these types of contingencies if we determine the loss to be both probable and reasonably estimable. If we are unable to reasonably estimate an amount but we are able to estimate a range of reasonably possible amounts, then the low end of the range is recorded. See Notes 2 and 11 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for more information regarding our commitments and contingencies.
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
Our open commodity derivative instruments were in a net liability position with a fair value of $102 million at December 31, 2019. In order to determine the fair value at the end of each reporting period, we compute discounted cash flows for the duration of each commodity derivative instrument using the terms of the related contract. Inputs consist of published forward commodity price curves as of the date of the estimate. We compare these prices to the price parameters contained in our hedge contracts to determine estimated future cash inflows or outflows. We then discount the cash inflows or outflows using a combination of published LIBOR rates and Eurodollar futures rates. The fair values of our commodity derivative assets and liabilities include a measure of credit risk based on average published yields by credit rating.
Changes in the fair values of our commodity derivative instruments have a significant impact on our net income because we follow mark-to-market accounting and recognize all gains and losses on such instruments in earnings in the period in which they occur. For the year ended December 31, 2019, we reported a $895 million loss on commodity derivative instruments.
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
Our federal and state income tax returns are not prepared or filed before the consolidated financial statements are prepared; therefore, we estimate the tax basis of our assets and liabilities and tax attributes, which are based on numerous judgments and assumptions inherent in the determination of taxable income, at the end of each period. Adjustments related to these estimates are recorded in our tax provision in the period in which we finalize our income tax returns. Historically, we have had no significant changes as a result of filing our tax returns. Material changes to our tax accruals and uncertain tax positions may occur in the future based on audits, changes in legislation or resolution of pending matters.
See Note 12 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding our current year income tax benefit, deferred tax balances and uncertain tax positions.
New accounting pronouncements issued but not yet adopted. See Note 2 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for information regarding new accounting pronouncements issued but not yet adopted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including credit risk, commodity price risk and interest rate risk. We address these risks through a program of risk management which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we are a party at December 31, 2019, and from which we may incur future gains or losses from changes in market interest rates or commodity prices and losses from extension of credit. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
Commodity price risk.  We are exposed to market risk as the prices of our commodities are subject to fluctuations resulting from changes in supply and demand. To reduce our exposure to changes in the prices of our commodities, we have entered into, and may in the future enter into, additional commodity price risk management arrangements for a portion of our oil and natural gas production. The agreements that we have entered into generally have the effect of providing us with a fixed price for a portion of our expected future oil and natural gas production over a fixed period of time. Our commodity price risk management arrangements are recorded at fair value and thus changes to the future commodity prices will have an impact on our earnings. The following table sets forth the hypothetical impact on the fair value of the commodity price risk management arrangements from an average increase and decrease in the commodity price of $5.00 per Bbl of oil and $0.50 per MMBtu of natural gas from the average commodity prices for the years ended December 31, 2019 and 2018:

(in millions)	2019		2018
	Increase of $5.00 per Bbl and $0.50 per MMBtu	Decrease of $5.00 per Bbl and $0.50 per MMBtu	Increase of $5.00 per Bbl and $0.50 per MMBtu	Decrease of $5.00 per Bbl and $0.50 per MMBtu
Gain (loss):
Oil derivatives	$(369)	$369	$(369)	$370
Natural gas derivatives	(82)	82	(37)	37
Total	$(451)	$451	$(406)	$407

Our commodity price risk management arrangements expose us to risk of non-performance by the counterparty to the agreements. Our exposure to the risk of non-performance is diversified over large, investment grade financial institutions. In addition, we have master netting agreements with the counterparties that allow for offsetting payables against receivables from separate contracts with the same counterparty. At December 31, 2019, the counterparties to our commodity price risk management arrangements include 14 financial institutions, the majority of which are lenders under our Credit Facility. Risk of non-performance is considered when determining the fair value of our commodity price risk management arrangements. The fair value adjustment for non-performance risk was immaterial at December 31, 2019. If at any point a counterparty’s financial position deteriorates, such deterioration could have a significant impact on the collectability of that counterparty’s related commodity price risk management arrangement asset. See Note 9 and Note 13 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding our significant derivative counterparties.
At December 31, 2019, we had (i) oil price swaps covering future oil production from January 1, 2020 through December 31, 2021 and (ii) oil basis swaps covering our Midland to Cushing basis differential from January 1, 2020 to December 31, 2021. The NYMEX oil price at December 31, 2019 was $61.06 per Bbl. At February 14, 2020, the NYMEX oil price was $52.05 per Bbl.
At December 31, 2019, we had (i) natural gas price swaps that settle on a monthly basis covering future natural gas production from January 1, 2020 to December 31, 2021 and (ii) natural gas basis swaps covering our El Paso Permian to Henry Hub and

WAHA to Henry Hub basis differentials from January 1, 2020 to December 31, 2021. The NYMEX natural gas price at December 31, 2019 was $2.19 per MMBtu. At February 14, 2020, the NYMEX natural gas price was $1.84 per MMBtu.
An increase in the average forward NYMEX oil and natural gas prices above those at December 31, 2019 would increase the fair value liability of our commodity derivative contracts from their recorded balances at December 31, 2019. Changes in the recorded fair value of our commodity derivative contracts are marked to market through earnings as gains or losses. The potential increase in our fair value liability would be recorded in earnings as a loss. However, a decrease in the average forward NYMEX oil and natural gas prices below those at December 31, 2019 would decrease the fair value liability of our commodity derivative contracts from their recorded balances at December 31, 2019. The potential decrease in our fair value liability would be recorded in earnings as a gain. We are currently unable to estimate the effects on the earnings of future periods resulting from changes in the market value of our commodity derivative contracts.
We recorded a loss on derivatives of $895 million for the year ended December 31, 2019, compared to a gain of $832 million for the year ended December 31, 2018. The largest factor in the change from 2018 to 2019 related to the change in commodity future price curves at the respective measurement and settlement periods.
The fair value of our derivative instruments is determined based on our valuation models. We did not change our valuation method during the year ended December 31, 2019. The following table reconciles the changes that occurred in the fair values of our derivative instruments during the year ended December 31, 2019:

(in millions)	Commodity Derivative Instruments Net Assets (Liabilities)
Fair value of contracts outstanding December 31, 2018	$695
Changes in fair values (a)	(895)
Contract maturities	98
Fair value of contracts outstanding December 31, 2019 (b)	$(102)

(a) At inception, new derivative contracts entered into by us have no intrinsic value. (b) Represents the fair values of open derivative contracts subject to market risk.
See Note 9 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding our derivative instruments.
Interest rate risk.  Our exposure to changes in interest rates relates primarily to debt obligations. We manage our interest rate exposure by limiting our variable-rate debt to a certain percentage of total capitalization and by monitoring the effects of market changes in interest rates. To reduce our exposure to changes in interest rates we may, in the future, enter into interest rate risk management arrangements for a portion of our outstanding debt. The agreements that we have entered into generally have the effect of providing us with a fixed interest rate for a portion of our variable-rate debt. We may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to existing debt issues. Interest rate derivatives are used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio. We had no outstanding interest rate derivative contracts at December 31, 2019. We are exposed to changes in interest rates as a result of our Credit Facility, and the terms of our Credit Facility require us to pay higher interest rate margins as our credit ratings decrease.
We had no indebtedness outstanding under our Credit Facility at December 31, 2019.

Item 8.  Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Financial Statements of Concho Resources Inc.:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Concho Resources Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Concho Resources Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 19, 2020 expressed an unqualified opinion.
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
Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Depletion and impairment of oil and natural gas properties
As described further in Note 2 to the financial statements, depletion and impairment of oil and natural gas properties involve judgments and estimates related to the Company’s oil and natural gas reserve quantities and associated future net cash flows. We identified depletion and impairment of oil and natural gas properties as a critical audit matter.

The principal considerations for our determination that depletion and impairment of oil and natural gas properties is a critical audit matter are due to the high risk of estimation uncertainty of the Company’s oil and natural gas reserve quantities and associated future net cash flows, which are key inputs within the Company’s depletion calculations and impairment analyses. The estimates of oil and natural gas reserve quantities and associated future net cash flows include management’s use of internal petroleum engineers and independent petroleum engineers and geologists (referred to as “management’s specialists”).

Our audit procedures related to depletion and impairment of oil and natural gas properties included the following, among others.

•
We tested the Company’s key inputs and assumptions used to estimate reserve quantities and future net cash flows, which include estimates of oil and natural gas prices, production costs, capital expenditures, division of interests, and the future estimated revenues based upon historical results and recent performance.

•
We obtained the Company’s oil and natural gas reserve reports prepared by management’s specialists and performed disaggregated analytical procedures to assess the reasonableness of the Company’s estimates.

•	We performed substantive testing on a sample of the data used by management’s specialists for reasonableness and accuracy.

•	We tested the Company’s depletion calculations and impairment analyses that included these oil and natural gas reserve quantities and future net cash flows.

•
We evaluated the level of knowledge, skill, and ability of management’s specialists and their relationship to the Company and made inquiries of management’s specialists regarding the process followed and judgments used to estimate the Company’s oil and natural gas reserves.

•	We tested the design and operating effectiveness of key controls related to oil and natural gas reserve estimates, depletion and impairment of oil and natural gas properties.

Nonmonetary transactions
As described further in Notes 2 and 5 to the financial statements, the Company completed multiple nonmonetary transactions, involving exchanges of both proved and unproved oil and natural gas properties. Certain of these transactions resulted in the Company recording the fair value of the assets and liabilities acquired and the recognition of non-cash gains and losses. We identified nonmonetary transactions as a critical audit matter.

The principal considerations for our determination that nonmonetary transactions is a critical audit matter are due to the high risk of estimation uncertainty of the fair value of proved and unproved oil and natural gas properties exchanged. These estimates of fair value are significantly based on the Company’s estimates of oil and natural gas reserve quantities and associated future net cash flows, which include management’s use of internal petroleum engineers (referred to as “management’s specialists”).

Our audit procedures related to nonmonetary transactions included the following, among others.

•	We obtained and inspected the contractual arrangements and the Company’s technical accounting documentation for the transactions tested.

•
We tested the Company’s key inputs and assumptions used to estimate reserve quantities and future net cash flows, which include estimates of oil and natural gas prices, production costs, division of interests, and the future estimated revenues based upon historical results and recent performance for properties received and divested.

•	We obtained the Company’s oil and natural gas reserves and performed disaggregated analytical procedures to assess the reasonableness of the Company’s estimates.

•	We performed substantive testing on a sample of the data used by management’s specialists for reasonableness and accuracy.

•	We tested the Company’s estimated fair value of unproved oil and natural gas properties exchanged based on available market data.

•	We utilized a valuation specialist to assist in the evaluation of these fair value estimates.

•
We evaluated the level of knowledge, skill, and ability of management’s specialists and their relationship to the Company and made inquiries of management’s specialists regarding the process followed and judgments used to estimate the Company’s oil and natural gas reserves.

•	We tested the design and operating effectiveness of key controls related to nonmonetary transactions.

Goodwill impairment
As described further in Note 2 to the financial statements, goodwill is assessed for impairment on an annual basis, or more frequently if indicators of impairment exist. The balance of goodwill is allocated in its entirety to the Company’s one reporting unit. We identified goodwill impairment as a critical audit matter.

The principal considerations for our determination that goodwill impairment is a critical audit matter are due to the high risk of estimation uncertainty related to the estimated fair value of the business operations with which goodwill is associated. The fair value estimate is based on the Company’s enterprise value calculated as the combined market capitalization of the Company’s equity, which includes a control premium, plus the fair value of the Company’s long-term debt. Changes in the estimates and judgments could have a significant impact on the fair value of the Company and the resulting amount of any goodwill impairment. Auditing management’s estimates and judgments regarding the Company’s stock prices, control premiums used, and the fair value of long-term debt involved a high degree of auditor subjectivity and required an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions, including the need to involve a valuation specialist.

Our audit procedures related to goodwill impairment included the following, among others.

•	We obtained and tested the Company’s key inputs and assumptions used to estimate the Company’s enterprise value.

•	We obtained market evidence to evaluate the estimated fair value of the Company’s equity, including historical stock price information and control premiums of recent stock transactions.

•	We obtained market evidence to evaluate the estimated fair value of the Company’s long-term debt.

•	We utilized a valuation specialist to assist in the evaluation of these fair value estimates.

•	We tested the design and operating effectiveness of key controls related to goodwill impairment.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2004.
Oklahoma City, Oklahoma
February 19, 2020

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

Basin	A large natural depression on the earth’s surface in which sediments accumulate.

Brent	Brent oil price, a major trading classification of sweet light oil that serves as a benchmark price for purchases of oil worldwide.

Development wells	Wells drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

Dry hole	A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production would exceed production expenses, taxes and the royalty burden.

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

(iv) Reserves which can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when:

A)    successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based; and

(B) the project has been approved for development by all necessary parties and entities, including governmental entities.

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

Workover	Operations on a producing well to restore or increase production.

WTI	West Texas Intermediate - light, sweet blend of oil produced from fields in western Texas.

Concho Resources Inc.
Consolidated Balance Sheets

	December 31,
(in millions, except share and per share amounts)	2019	2018
Assets
Current assets:
Cash and cash equivalents	$70	$—
Accounts receivable, net of allowance for doubtful accounts:
Oil and natural gas	584	466
Joint operations and other	304	365
Inventory	30	35
Derivative instruments	6	484
Prepaid costs and other	61	59
Total current assets	1,055	1,409
Property and equipment:
Oil and natural gas properties, successful efforts method	28,785	31,706
Accumulated depletion and depreciation	(7,895)	(9,701)
Total oil and natural gas properties, net	20,890	22,005
Other property and equipment, net	437	308
Total property and equipment, net	21,327	22,313
Deferred loan costs, net	7	10
Goodwill	1,917	2,224
Intangible assets, net	17	19
Noncurrent derivative instruments	11	211
Other assets	398	108
Total assets	$24,732	$26,294
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable - trade	$53	$50
Book overdrafts	—	159
Revenue payable	268	253
Accrued drilling costs	386	574
Derivative instruments	112	—
Other current liabilities	363	320
Total current liabilities	1,182	1,356
Long-term debt	3,955	4,194
Deferred income taxes	1,654	1,808
Noncurrent derivative instruments	7	—
Asset retirement obligations and other long-term liabilities	152	168
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 authorized; 198,863,681 and 201,288,884 shares issued at December 31, 2019 and 2018, respectively	—	—
Additional paid-in capital	14,608	14,773
Retained earnings	3,320	4,126
Treasury stock, at cost; 1,175,026 and 1,031,655 shares at December 31, 2019 and 2018, respectively	(146)	(131)
Total stockholders’ equity	17,782	18,768
Total liabilities and stockholders’ equity	$24,732	$26,294

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.
Consolidated Statements of Operations

	Years Ended December 31,
(in millions, except per share amounts)	2019	2018	2017
Operating revenues:
Oil sales	$4,126	$3,443	$2,092
Natural gas sales	466	708	494
Total operating revenues	4,592	4,151	2,586
Operating costs and expenses:
Oil and natural gas production	716	590	408
Production and ad valorem taxes	349	305	199
Gathering, processing and transportation	115	55	—
Exploration and abandonments	201	65	59
Depreciation, depletion and amortization	1,964	1,478	1,146
Accretion of discount on asset retirement obligations	10	10	8
Impairments of long-lived assets	890	—	—
Impairments of goodwill	282	—	—
General and administrative (including non-cash stock-based compensation of $85, $82 and $60 for the years ended December 31, 2019, 2018 and 2017, respectively)	326	311	244
(Gain) loss on derivatives	895	(832)	126
Gain on disposition of assets, net	(170)	(800)	(678)
Transaction costs	1	39	3
Total operating costs and expenses	5,579	1,221	1,515
Income (loss) from operations	(987)	2,930	1,071
Other income (expense):
Interest expense	(185)	(149)	(146)
Loss on extinguishment of debt	—	—	(66)
Other, net	313	108	22
Total other income (expense)	128	(41)	(190)
Income (loss) before income taxes	(859)	2,889	881
Income tax (expense) benefit	154	(603)	75
Net income (loss)	$(705)	$2,286	$956
Earnings per share:
Basic net income (loss)	$(3.55)	$13.28	$6.44
Diluted net income (loss)	$(3.55)	$13.25	$6.41

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.
Consolidated Statements of Stockholders’ Equity

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
(in millions, except share data)	Shares	Amount			Shares	Amount
	(in thousands)				(in thousands)
BALANCE AT JANUARY 1, 2017	146,489	$—	$6,791	$884	430	$(44)	$7,631
Net income	—	—	—	956	—	—	956
Common stock issued in business combinations	2,177	—	291	—	—	—	291
Stock options exercised	20	—	—	—	—	—	—
Grants of restricted stock	490	—	—	—	—	—	—
Performance unit share conversion	249	—	—	—	—	—	—
Cancellation of restricted stock	(100)	—	—	—	—	—	—
Stock-based compensation	—	—	60	—	—	—	60
Purchase of treasury stock	—	—	—	—	168	(23)	(23)
BALANCE AT DECEMBER 31, 2017	149,325	—	7,142	1,840	598	(67)	8,915
Net income	—	—	—	2,286	—	—	2,286
Common stock issued in business combinations	50,915	—	7,549	—	—	—	7,549
Grants of restricted stock	687	—	—	—	—	—	—
Performance unit share conversion	447	—	—	—	—	—	—
Cancellation of restricted stock	(85)	—	—	—	—	—	—
Stock-based compensation	—	—	82	—	—	—	82
Purchase of treasury stock	—	—	—	—	434	(64)	(64)
BALANCE AT DECEMBER 31, 2018	201,289	—	14,773	4,126	1,032	(131)	18,768
Net loss	—	—	—	(705)	—	—	(705)
Common stock repurchased and retired	(3,300)	—	(250)	—	—	—	(250)
Grants of restricted stock	776	—	—	—	—	—	—
Performance unit share conversion	246	—	—	—	—	—	—
Cancellation of restricted stock	(147)	—	—	—	—	—	—
Stock-based compensation	—	—	85	—	—	—	85
Common stock dividends ($0.50 per share)	—	—	—	(101)	—	—	(101)
Purchase of treasury stock	—	—	—	—	143	(15)	(15)
BALANCE AT DECEMBER 31, 2019	198,864	$—	$14,608	$3,320	1,175	$(146)	$17,782

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in millions)	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(705)	$2,286	$956
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	1,964	1,478	1,146
Accretion of discount on asset retirement obligations	10	10	8
Impairments of long-lived assets	890	—	—
Impairments of goodwill	282	—	—
Exploration and abandonments	166	35	27
Non-cash stock-based compensation expense	85	82	60
Deferred income taxes	(154)	605	(71)
Net gain on disposition of assets and other non-operating items	(459)	(800)	(678)
(Gain) loss on derivatives	895	(832)	126
Net settlements received from (paid on) derivatives	(98)	(218)	79
Loss on extinguishment of debt	—	—	66
Other	—	(92)	(1)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(90)	(35)	(126)
Prepaid costs and other	(2)	(10)	(9)
Inventory	1	(12)	—
Accounts payable	3	1	14
Revenue payable	28	52	52
Other current liabilities	20	8	46
Net cash provided by operating activities	2,836	2,558	1,695
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and natural gas properties	(3,069)	(2,496)	(1,581)
Acquisitions of oil and natural gas properties	(54)	(136)	(908)
Additions to property, equipment and other assets	(117)	(90)	(44)
Proceeds from the disposition of assets	1,260	361	832
Direct transaction costs for asset acquisitions and dispositions	(13)	(3)	(18)
Distribution from equity method investment	—	148	—
Net cash used in investing activities	(1,993)	(2,216)	(1,719)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	2,935	3,316	1,001
Payments on credit facility	(3,177)	(3,396)	(679)
Issuance of senior notes, net	—	1,595	1,794
Repayments of senior notes	—	—	(2,150)
Repayments of RSP debt	—	(1,690)	—
Debt extinguishment costs	—	(83)	(63)
Payments for loan costs	—	(16)	(25)
Payment of common stock dividends	(100)	—	—
Purchases of treasury stock	(15)	(64)	(23)
Purchases of common stock under share repurchase program	(250)	—	—
Increase (decrease) in book overdrafts	(159)	(4)	116
Other	(7)	—	—
Net cash used in financing activities	(773)	(342)	(29)
Net increase (decrease) in cash and cash equivalents	70	—	(53)
Cash and cash equivalents at beginning of period	—	—	53
Cash and cash equivalents at end of period	$70	$—	$—
SUPPLEMENTAL CASH FLOWS:
Cash paid for interest	$207	$118	$139
Cash paid for income taxes	$—	$2	$13
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for business combinations	$—	$7,549	$291
The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

Note 1. Organization and nature of operations
Concho Resources Inc., a Delaware corporation (the “Company”) is an independent oil and natural gas company engaged in the acquisition, development, exploration and production of oil and natural gas properties. The Company’s operations are primarily focused in the Permian Basin of West Texas and Southeast New Mexico.
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
Assets held for sale. On the date at which the Company determines the asset group met all of the held for sale criteria, the Company discontinues the recording of depletion and depreciation of the asset or asset group to be sold and reclassifies these assets as held for sale in its consolidated balance sheets. The assets held for sale are measured at the fair value less cost to sell.
Cash and cash equivalents. The Company considers all cash on hand, depository accounts held by banks, money market accounts and investments with an original maturity of three months or less to be cash equivalents. The Company’s cash and cash equivalents are generally held in financial institutions in amounts that may exceed the insurance limits of the Federal Deposit Insurance Corporation. However, management believes that the Company’s counterparty risks are minimal based on the reputation and history of the institutions selected. At December 31, 2019, the majority of the Company’s cash was invested in stable value government money market funds.
Accounts receivable. The Company sells oil and natural gas to various customers and participates with other parties in the drilling, completion and operation of oil and natural gas wells. Oil and natural gas sales receivables related to these operations are generally unsecured. Joint interest receivables are generally secured pursuant to the operating agreement between or among the co-owners of the operated property. The Company determines joint interest operations accounts receivable allowances based on management’s assessment of the creditworthiness of the joint interest owners and the Company’s ability to realize the receivables through netting of anticipated future production revenues. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. The Company had an allowance for doubtful accounts of $7 million and $5 million for the years ended December 31, 2019 and 2018, respectively.
Inventory. Inventory consists primarily of tubular goods, water and other oilfield equipment that the Company plans to utilize in its ongoing exploration and development activities and is carried at the lower of weighted average cost or net realizable value.
Oil and natural gas properties. The Company utilizes the successful efforts method of accounting for its oil and natural gas properties. Under this method all costs associated with productive wells and nonproductive development wells are capitalized, while nonproductive exploration costs are expensed. Capitalized leasehold costs relating to proved properties are depleted using the unit-of-production method based on proved reserves. The depletion of capitalized drilling and development costs and integrated assets is based on the unit-of-production method using proved developed reserves. The Company recognized depletion expense of approximately $1.9 billion, $1.5 billion and $1.1 billion during the years ended December 31, 2019, 2018 and 2017, respectively.

Concho Resources Inc.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

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
Costs of significant nonproducing properties, wells in the process of being drilled and completed and development projects are excluded from depletion until the related project is completed. The Company capitalizes interest on expenditures for significant development projects until such projects are ready for their intended use. During the years ended December 31, 2019 and 2018, the Company capitalized interest of $19 million and $8 million, respectively, primarily related to the Company’s development projects.
The Company reviews its long-lived assets to be held and used, including proved oil and natural gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable, for instance when there are declines in commodity prices or well performance. The Company reviews its oil and natural gas properties by depletion base. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. For each property determined to be impaired, an impairment loss equal to the difference between the carrying value of the properties and the estimated fair value (discounted future cash flows) of the properties and integrated assets would be recognized at that time. Estimating future cash flows involves the use of judgments, including estimation of the proved and risk-adjusted unproved oil and natural gas reserve quantities, timing of development and production, expected future commodity prices, capital expenditures and production costs and cash flows from integrated assets. The Company recognized an impairment expense of $890 million during the year ended December 31, 2019 related to its proved oil and natural gas properties, but did not recognize an impairment expense during the years ended December 31, 2018 and 2017. See Note 8 for additional information regarding the Company’s impairment expense.
Unproved oil and natural gas properties are periodically assessed for impairment by considering future drilling and exploration plans, results of exploration activities, commodity price outlooks, planned future sales and expiration of all or a portion of the projects. During the years ended December 31, 2019, 2018 and 2017, the Company recognized expense of $147 million, $35 million and $27 million, respectively, related to abandoned and expiring acreage, which is included in exploration and abandonments expense in the accompanying consolidated statements of operations.
Other property and equipment. Other capital assets include buildings, transportation equipment, computer equipment and software, telecommunications equipment, leasehold improvements and furniture and fixtures. These items are recorded at cost, or fair value if acquired, and are depreciated using the straight-line method based on expected lives of the individual assets or group of assets ranging from two years to 39 years. The Company had other capital assets of $437 million and $308 million, net of accumulated depreciation of $126 million and $109 million, at December 31, 2019 and December 31, 2018, respectively. During the years ended December 31, 2019, 2018 and 2017, the Company recognized depreciation expense of $30 million, $22 million and $21 million, respectively.
Nonmonetary transactions. In connection with nonmonetary transactions, which include exchanges of producing and non-producing assets, the Company must evaluate the transaction to determine appropriate accounting treatment. In general, the basic principle of accounting for nonmonetary transactions is based on the fair values involved, which is the same basis used in monetary transactions and results in the recognition of gains and losses. However, certain nonmonetary transactions meet criteria that require modification of the basic principle that necessitate recording values based on historical book value. The Company determines the treatment of nonmonetary transactions based on the individual facts and circumstances of each transaction. In cases where nonmonetary transactions are recorded at fair value, the Company makes various assumptions. The most significant assumptions

Concho Resources Inc.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

are related to the estimated fair values assigned to proved and unproved oil and natural gas properties, similar to the valuation of the fair value of oil and natural gas assets acquired during a business combination. Any resulting difference between the fair value of the assets involved and their carrying value is recorded as a gain or loss in the consolidated statement of operations.
Goodwill. Goodwill is assessed for impairment on an annual basis, or more frequently if indicators of impairment exist. Impairment tests, which involve the use of estimates related to the fair market value of the business operations with which goodwill is associated, are performed as of July 1 of each year. The balance of goodwill is allocated in its entirety to the Company’s one reporting unit. The reporting unit’s fair value is the Company’s enterprise value calculated as the combined market capitalization of the Company’s equity plus a control premium, and the fair value of the Company’s long-term debt. If the results of the quantitative test are such that the fair value of the reporting unit is less than the carrying value, goodwill is then reduced by an amount that is equal to the amount by which the carrying value of the reporting unit exceeds the fair value.
The Company performed an annual quantitative impairment test during the third quarter of 2019. The fair value of the reporting unit exceeded the carrying value of net assets at July 1, 2019.
As discussed in Note 5, in August 2019, the Company entered into a definitive agreement to sell its assets in the New Mexico Shelf. The Company classified these assets as held for sale at August 29, 2019. The Company allocated $81 million of goodwill to this disposal group, all of which the Company impaired. This impairment charge was recorded in impairments of goodwill on the consolidated statements of operations for the year ended December 31, 2019. See Note 8 for additional impairment discussion of this disposal group. In conjunction with the allocation and impairment of goodwill related to the New Mexico Shelf disposal group, the Company performed a quantitative impairment test for the remaining goodwill. No additional impairment was recorded as the fair value of the reporting unit exceeded the carrying value.
The Company also performed an impairment test at September 30, 2019 due to declines in the Company’s market capitalization and at December 31, 2019 due to declines in observed control premiums. The estimated fair value of the reporting unit at September 30, 2019 exceeded the carrying value of our net assets. However, during the fourth quarter of 2019, the Company’s estimated fair value declined further resulting in a $201 million impairment charge at December 31, 2019. As such, the Company recorded total impairment charges of $282 million during the year ended December 31, 2019. The Company used an average stock price over a determined period to estimate the fair value of the reporting unit at December 31, 2019, which the Company believes removes the impact of short term market fluctuations. In addition, the Company’s control premium was based on the estimated median control premium of transactions involving companies in the Company’s industry. The Company did not recognize an impairment expense during the year ended December 31, 2018.
It is reasonably possible that the estimates of our enterprise value may change in the future resulting in the need to impair goodwill. Currently, the primary factor that may negatively affect the Company’s enterprise value is a continued depressed level of the Company’s stock price. Many factors affecting the Company’s stock price are beyond the Company’s control and the Company cannot predict the potential effects on the price of its common stock. Stock markets in general can also experience considerable price and volume fluctuations. In addition, deteriorating industry, market and economic conditions could negatively impact the control premium and the Company’s enterprise value, which could lead to additional impairments of the Company’s goodwill balance.
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
The Company includes its equity method investment balance in other assets on the consolidated balance sheets. The Company records its share of equity investment earnings and losses in other income (expense) on the consolidated statements of operations. Equity investment earnings and losses are adjusted to account for any basis difference. The Company recorded equity method investment income of $12 million, $4 million and $7 million for the years ended December 31, 2019, 2018 and 2017, respectively. The Company also contributed certain water infrastructure assets and recorded a gain of $297 million and $79 million, which is included in gain on disposition of assets, net on the Company’s consolidated statements of operations for the years ended December 31, 2019 and 2018, respectively.
Until May 2019, the Company owned a 23.75 percent membership interest in Oryx Southern Delaware Holdings, LLC (“Oryx”), an entity that owned and operated Oryx I, a crude oil gathering and transportation system in the Delaware Basin (“Oryx I”). In February 2018, Oryx obtained a term loan of $800 million. The proceeds were used in part to fund a cash distribution to its equity holders, of which the Company received a distribution of $157 million. Of this amount, $54 million fully offset the Company’s net

Concho Resources Inc.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

investment in Oryx. The net investment of $54 million included $45 million of the Company’s contributions made to Oryx and $9 million of equity income. The remaining distribution of $103 million was recorded in other income (expense) on the Company’s consolidated statement of operations for the year ended December 31, 2018. In May 2019, Oryx completed the sale of 100 percent of its equity interests in Oryx I. The Company received $289 million, net of closing costs, in connection with the sale of Oryx I and recorded a gain in other income (expense) on the Company’s consolidated statement of operations for the year ended December 31, 2019.
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
Litigation contingencies. The Company is a party to proceedings and claims incidental to its business. In each reporting period, the Company assesses these claims in an effort to determine the degree of probability and range of possible loss for potential accrual in its consolidated financial statements. The amount of any resulting losses may differ from these estimates. An accrual is recorded for a material loss contingency when its occurrence is probable and the amount is reasonably estimable. See Note 11 for additional information.
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
The Company evaluates uncertain tax positions for recognition and measurement in the consolidated financial statements. To recognize a tax position, the Company determines whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the consolidated financial statements. The amount of tax benefit recognized with respect to any tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. At December 31, 2019 and 2018, the Company had unrecognized tax benefits primarily related to research and development credits. If all or a portion of the unrecognized tax benefit is sustained upon examination by the taxing authorities, the tax benefit will be recognized as a reduction to the Company’s deferred tax liability and will affect the Company’s effective tax rate in the period recognized. The timing as to when the Company will substantially resolve the uncertainties associated with the unrecognized tax benefit is uncertain. The Company has not recognized any interest or penalties relating to unrecognized tax benefits in its consolidated financial statements. Any interest or penalties would be recognized as a component of income tax expense.
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

Concho Resources Inc.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

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
Purchases of common stock. Common stock purchased and held in treasury is recorded at cost. For common stock repurchased and retired, the excess of cost over par value is charged to additional paid-in capital.
Revenue recognition.  On January 1, 2018, the Company adopted ASC Topic 606, “Revenue from Contracts with Customers,” (“ASC 606”) using the modified retrospective approach. The adoption did not require an adjustment to opening retained earnings for the cumulative effect adjustment and does not have a material impact on the Company’s reported net income (loss), cash flows from operations or statement of stockholders’ equity.
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
The Company enters into contracts with customers to sell its oil and natural gas production. Revenue on these contracts is recognized in accordance with the five-step revenue recognition model prescribed in ASC 606. Specifically, revenue is recognized when the Company’s performance obligations under these contracts are satisfied, which generally occurs with the transfer of control of the oil and natural gas to the purchaser. Control is generally considered transferred when the following criteria are met: (i) transfer of physical custody, (ii) transfer of title, (iii) transfer of risk of loss and (iv) relinquishment of any repurchase rights or other similar rights. Given the nature of the products sold, revenue is recognized at a point in time based on the amount of consideration the Company expects to receive in accordance with the price specified in the contract. Consideration under the oil and natural gas marketing contracts is typically received from the purchaser one to two months after production. At December 31, 2019 and 2018, the Company had receivables related to contracts with customers of $584 million and $466 million, respectively.
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
The Company does not disclose the value of unsatisfied performance obligations under its contracts with customers as it applies the practical exemption in accordance with ASC 606. The exemption, as described in ASC 606-10-50-14A, applies to variable consideration that is recognized as control of the product is transferred to the customer. Since each unit of product represents a

Concho Resources Inc.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

separate performance obligation, future volumes are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required.
General and administrative expense. The Company receives fees for the operation of jointly-owned oil and natural gas properties during the drilling and production phases and records such reimbursements as reductions of general and administrative expense. Such fees totaled $18 million, $19 million and $16 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Stock-based compensation. Stock-based compensation expense is recognized in the Company’s financial statements on an accelerated basis over the awards’ vesting periods based on their grant date fair values. Stock-based compensation awards vest over a period generally ranging from one to ten years. The Company utilizes the average of the high and low stock prices at each grant date to determine the fair value of restricted stock and the Monte Carlo simulation method to determine the fair value of performance unit awards. The Company recognizes forfeitures on stock-based compensation awards as they occur.
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
The Company enters into lease agreements to support its operations. These agreements are for leases on assets such as office space, vehicles, field equipment and drilling rigs. Upon adoption, the Company recognized $35 million of right-of-use assets, of which $19 million and $16 million relate to the Company’s operating and finance leases, respectively, and $37 million of associated lease liabilities. See Note 11 for additional disclosures of the Company’s leases.
In August 2018, the SEC issued a final rule that amends certain of its disclosure requirements that have become redundant, duplicative, overlapping, outdated or superseded, in light of other disclosure requirements, U.S. GAAP or changes in the information environment. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance without significantly altering the total mix of information provided to investors. The final rule amends numerous SEC rules, items and forms covering a diverse group of topics, including, but not limited to, changes in stockholders’ equity. The final rule extends the annual disclosure requirement in SEC Regulation S-X, Rule 3-04, of presenting changes in stockholders’ equity to interim periods. Registrants are required to analyze changes in stockholders’ equity in the form of a reconciliation for the current quarter and year-to-date interim periods and comparative periods in the prior year. In addition, the final rule requires the presentation of dividends per share to be disclosed in the statement of stockholders’ equity.
New accounting pronouncements issued but not yet adopted. In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“Topic 326”), which replaces the current “incurred loss” methodology for recognizing credit losses with an “expected loss” methodology. This new methodology requires that a financial asset measured at amortized cost be presented at the net amount expected to be collected. This standard is intended to provide more timely decision-useful information about the expected credit losses on financial instruments. In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments–Credit Losses,” which makes amendments to clarify the scope of the guidance, including the amendment clarifying that receivables arising from operating leases are not within the scope of Topic 326. This guidance is effective for fiscal years beginning after December 15, 2019. The Company has completed the process of determining which financial assets are in scope for this new guidance and has developed an internal model to measure the expected credit losses for those balances as required by the new guidance. Financial assets in scope for the Company include oil and natural gas sales receivables and joint interest receivables. The Company adopted this new

Concho Resources Inc.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

guidance on January 1, 2020 and recognized an immaterial non-cash cumulative effect adjustment to retained earnings on our opening consolidated balance sheet at the date of adoption.
In November 2018, the FASB issued ASU No. 2018-18, “Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606” (“ASU 2018-18”), which, among other things, clarifies that (i) certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account, (ii) adds unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 and (iii) requires that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. ASU 2018-18 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments in this update should be applied retrospectively to the date of initial application of Topic 606. An entity should recognize the cumulative effect of initially applying the amendments as an adjustment to the opening balance of retained earnings of the later of the earliest annual period presented and the annual period that includes the date of the entity’s initial application of Topic 606. The Company adopted this guidance on January 1, 2020. The adoption did not have a material impact on the Company’s consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which simplifies various aspects of the income tax accounting guidance in ASC 740, including requirements related to the following: (i) hybrid tax regimes; (ii) the tax basis step-up in goodwill obtained in a transaction that is not a business combination; (iii) separate financial statements of entities not subject to tax; (iv) the intraperiod tax allocation exception to the incremental approach; (v) ownership changes in investments - changes from a subsidiary to an equity method investment (and vice versa); (vi) interim-period accounting for enacted changes in tax laws; and (vii) the year-to-date loss limitation in interim-period tax accounting. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years and early adoption is permitted. If an entity early adopts these amendments in an interim period, it should reflect any adjustments as of the beginning of the annual period that includes that interim period. In addition, an entity that elects to early adopt ASU 2019-12 is required to adopt all of the amendments in the same period. The Company is currently assessing the effect that ASU 2019-12 will have on its financial position, results of operations and disclosures.

Concho Resources Inc.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

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
The following table reflects the Company’s net capitalized exploratory well activity during each of the years ended December 31, 2019, 2018 and 2017:

(in millions)	Years Ended December 31,
	2019	2018	2017
Beginning capitalized exploratory well costs	$523	$182	$151
Additions to exploratory well costs pending the determination of proved reserves (a)	271	581	180
Reclassifications due to determination of proved reserves	(503)	(226)	(147)
Exploratory well costs charged to expense	(6)	—	—
Disposition of wells	(7)	(14)	(2)
Ending capitalized exploratory well costs	$278	$523	$182

(a)	Balance at December 31, 2018 includes $82 million of exploratory well costs acquired as part of the RSP Acquisition, as defined in Note 4.

The following table provides an aging at December 31, 2019 and 2018 of capitalized exploratory well costs based on the date drilling was completed:

(in millions, except number of projects)	December 31,
	2019	2018
Capitalized exploratory well costs that have been capitalized for a period of one year or less	$263	$523
Capitalized exploratory well costs that have been capitalized for a period greater than one year	15	—
Total capitalized exploratory well costs	$278	$523
Number of projects with exploratory well costs that have been capitalized for a period greater than one year	2	—

The Company expects to complete three gross wells associated with two projects with $15 million of capitalized exploratory well costs greater than one year at December 31, 2019 in early 2020.

Concho Resources Inc.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

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
In connection with the RSP Acquisition, the Company incurred $32 million of costs related to consulting, investment banking, advisory, legal and other acquisition-related fees during the year ended December 31, 2018, which are included in transaction costs in operating costs and expenses on the consolidated statements of operations. In addition, the Company acquired 670,369 shares of common stock from RSP employees for the payment of withholding taxes due on the vesting of their restricted shares pursuant to the Acquisition Agreement, resulting in an increase of $32 million in the Company’s treasury stock balance during the year ended December 31, 2018.
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

Concho Resources Inc.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

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
Other current liabilities include $10 million of liabilities primarily related to certain regulatory obligations.
Deferred income taxes
The RSP Acquisition qualified as a tax-free merger whereby the Company acquired carryover tax basis in RSP’s assets and liabilities, adjusted for differences between the purchase price allocated to the assets acquired and liabilities assumed based on the fair value and the carryover tax basis. See Note 12 for additional discussion of deferred income taxes.
Goodwill recognized was primarily attributable to the following factors: (i) operating and administrative synergies and (ii) net deferred tax liabilities arising from the differences between the purchase price allocated to RSP’s assets and liabilities based on fair value and the tax basis of these assets and liabilities. For the operating and administrative synergies, the total consideration for the RSP Acquisition included a control premium, which resulted in a higher value compared to the fair value of net assets acquired. There are also other qualitative assumptions of long-term factors that the RSP Acquisition creates for the Company’s stockholders, including additional potential for exploration and development opportunities and additional scale and efficiencies in basins in which the Company operates.
Approximately $506 million of operating revenues and $274 million of income from operations attributed to the RSP Acquisition are included in the Company’s results of operations from the closing date on July 19, 2018 through December 31, 2018.
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

Concho Resources Inc.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

Additionally, pro forma earnings were adjusted to exclude acquisition-related costs incurred by the Company of $32 million for the year ended December 31, 2018 and acquisition-related costs incurred by RSP and severance payments to certain RSP employees that totaled $56 million for the year ended December 31, 2018. The pro forma results of operations do not include any cost savings or other synergies that may result from the RSP Acquisition. The pro forma financial data does not include the pro forma results of operations for any other acquisitions made during the period. The pro forma combined condensed financial data has been included for comparative purposes only and is not necessarily indicative of the results that might have occurred had the RSP Acquisition taken place on January 1, 2017 and is not intended to be a projection of future results.

(in millions, except per share amounts)	Years Ended December 31,
	2018	2017
	(unaudited)
Operating revenues	$4,798	$3,390
Net income	$2,552	$1,197
Earnings per share:
Basic net income	$12.75	$6.02
Diluted net income	$12.73	$5.99

Note 5. Acquisitions, divestitures and nonmonetary transactions
During the year ended December 31, 2019, the Company closed on the following transactions:
New Mexico Shelf divestiture. On August 29, 2019, the Company entered into a definitive agreement to sell its assets in the New Mexico Shelf. The Company determined these assets and liabilities to be held for sale at August 29, 2019 and recorded an impairment charge of $3 million, included in impairments of long-lived assets on the Company’s consolidated statement of operations for the year ended December 31, 2019, to reduce the carrying value of these assets to their estimated fair value less costs to sell. This transaction closed in November 2019 for total proceeds of $837 million, subject to post-closing adjustments. The Company recorded a pre-tax loss of $27 million, included in gain on disposition of assets, net on the Company’s consolidated statement of operations for the year ended December 31, 2019. Additionally, the Company impaired the carrying value of goodwill by $81 million, reflecting the portion of the Company’s goodwill allocated to the assets sold.
Nonmonetary transactions. During 2019, the Company completed multiple nonmonetary transactions. These transactions included exchanges of both proved and unproved oil and natural gas properties. Certain of these transactions were accounted for at fair value and, as a result, the Company recorded net pre-tax losses of $104 million, including a $23 million reduction of the carrying value of goodwill, reflecting the portion of the Company’s goodwill related to the assets sold.
During the year ended December 31, 2018, the Company closed on the following transactions (exclusive of the RSP Acquisition disclosed in Note 4):
February 2018 acquisition and divestiture. In February 2018, the Company closed on an acquisition treated as a business combination where it received producing wells with approximately 21,000 net acres, primarily located in the Midland Basin. As consideration for the non-cash acquisition, the Company divested approximately 34,000 net acres located primarily in the northern portion of the Delaware Basin. The business acquired was valued at approximately $755 million as compared to the historical book value of the divested assets of approximately $180 million, which resulted in a non-cash gain of approximately $575 million, included in gain on disposition of assets, net on the Company’s consolidated statement of operations for the year ended December 31, 2018. The fair value of the assets acquired totaled approximately $755 million, which was comprised of approximately $245 million of proved properties, approximately $480 million of unproved properties and approximately $30 million of other assets. The fair value of the assets received in the business combination approximated the fair value of assets disposed.
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

Concho Resources Inc.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

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

Concho Resources Inc.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

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
The Company’s asset retirement obligation transactions during the years ended December 31, 2019, 2018 and 2017 are summarized in the table below:

(in millions)	Years Ended December 31,
	2019	2018	2017
Asset retirement obligations, beginning of period	$179	$141	$130
Liabilities incurred from new wells	7	4	2
Liabilities assumed in acquisitions	4	26	10
Accretion expense	10	10	8
Disposition of wells	(66)	(4)	(1)
Liabilities settled upon plugging and abandoning wells	(7)	(7)	(5)
Revision of estimates (a)	12	9	(3)
Asset retirement obligations, end of period	$139	$179	$141

(a)	The revisions to the Company’s asset retirement obligation estimates for the years ended December 31, 2019 and 2018 were primarily due to increased costs in New Mexico.

Note 7. Incentive plans
Defined contribution plan. The Company sponsors a 401(k) defined contribution plan for the benefit of its employees. During the years ended December 31, 2019, 2018 and 2017, the Company matched 100 percent of employee contributions, not to exceed 10 percent of the employee’s annual eligible compensation, subject to federal limits. The Company’s contributions to the plan for the years ended December 31, 2019, 2018 and 2017 were $15 million, $12 million and $10 million, respectively.
Stock incentive plan. On May 16, 2019, the Company’s stockholders approved and adopted the Company’s 2019 Stock Incentive Plan (“the Plan”), which, among other things, increased the total shares authorized for issuance from 10.5 million to 15.0 million. At December 31, 2019, the Company had 5.0 million shares of common stock available for future grants. Shares issued as a result of awards granted under the Plan are generally new common shares.
Restricted stock awards. All restricted shares are legally issued and outstanding. If an employee terminates employment prior to the restriction lapse date, the awarded shares are forfeited and canceled and are no longer considered issued and outstanding. A summary of the Company’s restricted stock award activity for the year ended December 31, 2019 is presented below:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2018	1,364,699	$128.08
Shares granted	776,189	$98.83
Shares cancelled / forfeited	(147,336)	$113.69
Lapse of restrictions	(508,200)	$126.82
Outstanding at December 31, 2019	1,485,352	$113.74

For restricted stock awards granted, stock-based compensation expense is recognized in the Company’s consolidated financial statements on an accelerated basis over the awards’ vesting periods based on their grant date fair values. The restricted stock-based compensation awards generally vest over a period ranging from one to ten years. The Company utilizes the average of the high and low stock prices on the grant date for the fair value of restricted stock.

Concho Resources Inc.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

The following table summarizes information about stock-based compensation for the Company’s restricted stock awards activity under the Plan for the years ended December 31, 2019, 2018 and 2017:

(in millions)	Years Ended December 31,
	2019	2018	2017
Fair value for awards granted during the period (a)	$77	$94	$60

Fair value for awards vested during the period	$52	$54	$49

Stock-based compensation expense from restricted stock	$63	$60	$43

Income tax benefit related to restricted stock	$10	$14	$11

(a)	The weighted average grant date fair value per share amounts were $98.83, $137.31 and $123.16 for the years ended December 31, 2019, 2018 and 2017, respectively.

Performance unit awards. During the years ended December 31, 2019, 2018 and 2017, the Company awarded performance units to its officers under the Plan. The number of shares of common stock that will ultimately be issued will be determined by a combination of (i) comparing the Company’s total shareholder return relative to the total shareholder return of a predetermined group of peer companies at the end of the performance period and (ii) the Company’s absolute total shareholder return at the end of the performance period. Other than the performance units with a five-year performance period described below, the performance period is typically 3 years.
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
The grant date fair value is determined using the Monte Carlo simulation method and is expensed ratably over the performance period. Expected volatilities utilized in the model were estimated using a historical period consistent with the remaining performance period. The risk-free interest rate was based on the U.S. Treasury rate for a term commensurate with the expected life of the grant.
The Company used the following assumptions to estimate the fair value of performance unit awards granted during the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
	2019	2018	2017
Risk-free interest rate	2.45% - 2.47%	2.00%	1.47%
Range of volatilities	23.3% - 50.0%	23.5% - 64.0%	24.8% - 60.2%

Concho Resources Inc.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

The following table summarizes the performance unit activity for the year ended December 31, 2019:

	Number of Units	Grant Date Fair Value
Performance units:
Outstanding at December 31, 2018	218,391	$201.97
Units granted (a)	212,947	$144.03
Lapse of restrictions (b)	(106,901)	$187.31
Outstanding at December 31, 2019	324,437	$168.77

(a)
Includes 38,952 performance unit awards granted to certain officers in January 2019 that may convert into shares of restricted stock awards at the end of each performance period that will be subject to additional vesting conditions.

(b)	On December 31, 2019, the performance period ended for these performance units. Each unit converted into 0.38 shares representing 40,631 shares of common stock issued on January 2, 2020.

The following table summarizes information about stock-based compensation expense for performance units for the years ended December 31, 2019, 2018 and 2017:

(in millions)	Years Ended December 31,
	2019	2018	2017
Fair value for awards granted during the period (a)	$31	$24	$20

Fair value for awards vested during the period	$26	$68	$68

Stock-based compensation expense from performance units	$22	$22	$17

Income tax benefit related to performance units	$5	$14	$2

(a)	The weighted average grant date fair value per unit amounts were $144.03, $216.03 and $183.48 for the years ended December 31, 2019, 2018 and 2017, respectively.

Future stock-based compensation expense. The following table reflects the future stock-based compensation expense to be recorded for all the stock-based compensation awards that were outstanding at December 31, 2019:

(in millions)
2020	$61
2021	36
2022	12
2023	2
2024	1
Thereafter	2
Total	$114

Concho Resources Inc.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

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

Financial Assets and Liabilities Measured at Fair Value
The following table presents the carrying amounts and fair values of the Company’s financial instruments at December 31, 2019 and 2018:

(in millions)	December 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Derivative instruments	$17	$17	$695	$695

Liabilities:
Derivative instruments	$119	$119	$—	$—
Credit facility	$—	$—	$242	$242
$600 million 4.375% senior notes due 2025 (a)	$595	$620	$594	$591
$1,000 million 3.75% senior notes due 2027 (a)	$990	$1,054	$989	$939
$1,000 million 4.3% senior notes due 2028 (a)	$989	$1,091	$988	$980
$800 million 4.875% senior notes due 2047 (a)	$789	$941	$789	$761
$600 million 4.85% senior notes due 2048 (a)	$592	$697	$592	$573

(a)	The carrying value includes associated deferred loan costs and any discount.

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
December 31, 2019, 2018 and 2017

Other financial assets and liabilities. The Company has other financial instruments consisting primarily of receivables, payables and other current assets and liabilities. The carrying amounts approximate fair value due to the short maturity of these instruments.
Derivative instruments. The fair value of the Company’s derivative instruments is estimated by management considering various factors, including closing exchange and over-the-counter quotations and the time value of the underlying commitments. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following tables summarize (i) the valuation of each of the Company’s financial instruments by required fair value hierarchy levels and (ii) the gross fair value by the appropriate balance sheet classification, even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the Company’s consolidated balance sheets at December 31, 2019 and 2018. The Company nets the fair value of derivative instruments by counterparty in the Company’s consolidated balance sheets.

December 31, 2019
	Fair Value Measurements Using			Total Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Current:
Commodity derivatives	$—	$108	$—	$108	$(102)	$6
Noncurrent:
Commodity derivatives	—	31	—	31	(20)	11

Liabilities
Current:
Commodity derivatives	—	(214)	—	(214)	102	(112)
Noncurrent:
Commodity derivatives	—	(27)	—	(27)	20	(7)

Net derivative instruments	$—	$(102)	$—	$(102)	$—	$(102)

Concho Resources Inc.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

December 31, 2018
	Fair Value Measurements Using			Total Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Current:
Commodity derivatives	$—	$543	$—	$543	$(59)	$484
Noncurrent:
Commodity derivatives	—	243	—	243	(32)	211

Liabilities
Current:
Commodity derivatives	—	(59)	—	(59)	59	—
Noncurrent:
Commodity derivatives	—	(32)	—	(32)	32	—

Net derivative instruments	$—	$695	$—	$695	$—	$695

Concentrations of credit risk. At December 31, 2019, the Company’s primary concentrations of credit risk are the risk of collecting accounts receivable and the risk of counterparties’ failure to perform under derivative obligations. See Note 13 for information regarding the Company’s major customers and derivative counterparties.
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
At June 30, 2019, the carrying amount of the proved properties of the Company’s Yeso field exceeded the expected undiscounted future net cash flows resulting in an impairment charge against earnings of $868 million, reducing the carrying value of the Yeso field to its estimated fair value of $968 million. This impairment charge represented the amount by which the carrying amount exceeded the estimated fair value of the assets and was attributable primarily to certain downward adjustments to the Company’s economically recoverable proved oil and natural gas reserves. Additionally, during the third quarter of 2019, the Company further impaired the Yeso Field due to the decrease in future commodity prices and recorded an additional impairment charge of $20 million. These impairment charges were included in impairments of long-lived assets on the consolidated statement of operations for the year ended December 31, 2019.
At December 31, 2019, the expected undiscounted future net cash flows were greater than the carrying amounts of the Company’s assets and no additional impairment was recorded.

Concho Resources Inc.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

The assumptions used in calculating the estimated fair value of the Yeso field at June 30, 2019 and the Company’s assets at December 31, 2019 are below.
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
At December 31, 2019, the Company’s estimates of commodity prices for purposes of determining undiscounted future cash flows, which are based on the NYMEX strip, ranged from a 2020 price of $58.83 per barrel of oil decreasing to a 2023 price of $51.31 per barrel of oil then rising to a 2026 price of $52.57 per barrel of oil. Natural gas prices ranged from a 2020 price of $2.29 per Mcf of natural gas increasing to a 2026 price of $2.55 per Mcf of natural gas. Both oil and natural gas commodity prices for this purpose were held flat after 2026. The Company did not recognize any impairment loss during the years ended December 31, 2018 or 2017.
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
At June 30, 2019, the Company’s estimate of commodity prices for purposes of determining discounted future cash flows ranged from a 2019 price of $58.32 per barrel of oil increasing to a 2026 price of $62.06 per barrel of oil. Natural gas prices ranged from a 2019 price of $2.38 per Mcf of natural gas increasing to a 2026 price of $3.00 per Mcf of natural gas. These prices were then adjusted for location and quality differentials. Both oil and natural gas commodity prices for this purpose were inflated by two percent each year after 2026. The expected future net cash flows were discounted using a rate of 10 percent.
At December 31, 2019, the Company’s estimate of commodity prices for purposes of determining discounted future cash flows ranged from a 2020 price of $58.83 per barrel of oil decreasing to a 2021 price of $54.38 per barrel of oil then rising to a 2026 price of $59.01 per barrel of oil. Natural gas prices ranged from a 2020 price of $2.29 per Mcf of natural gas increasing to a 2026 price of $2.63 per Mcf of natural gas. These prices were then adjusted for location and quality differentials. Both oil and natural gas commodity prices for this purpose were inflated by two percent each year after 2026. The expected future net cash flows were discounted using a rate of 10 percent.
It is reasonably possible that the estimate of undiscounted future net cash flows of the Company’s long-lived assets may change in the future resulting in the need to impair carrying values. The primary factors that may affect estimates of future cash flows are (i) commodity prices including differentials, (ii) increases or decreases in production and capital costs, (iii) future reserve volume adjustments, both positive and negative, to proved reserves and appropriate risk-adjusted probable and possible reserves, (iv) results of future drilling activities, and (v) changes in income and expenses from integrated assets.
Assets held for sale. The Company’s Yeso field was primarily composed of the New Mexico Shelf assets that the Company sold in November 2019. The assets and liabilities associated with the New Mexico Shelf divestiture were classified as held for sale at August 29, 2019 and were measured at their estimated fair value less cost to sell. The related fair value at August 29, 2019 was based upon anticipated sales proceeds less costs to sell. Because the Company’s closing and post-closing adjustments, primarily revenues and operating expenses, used to calculate the fair value less costs to sell were estimates that were both significant and unobservable, they were considered Level 3 fair value measurements. This transaction closed in November 2019 for total proceeds of $837 million, subject to additional post-closing adjustments. Refer to Note 5 for additional information related to the New Mexico Shelf asset divestiture.

Concho Resources Inc.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

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
At December 31, 2019, the Company’s derivative financial instruments consisted of oil and natural gas swaps and basis swaps. Swap contracts allow the Company to receive a fixed price and pay a floating market price to the counterparty for the hedged commodity. Basis swap contracts allow the Company to receive a fixed price differential between market indices for the price of oil or natural gas.
In connection with the RSP Acquisition, the Company assumed certain oil collar and three-way collar contracts. In these contracts, each collar has an established floor price and ceiling price, and certain collars also include a short put price (three-way collars). When the settlement price is below the established floor price, the Company receives an amount from its counterparty equal to the difference between the settlement price and the floor price multiplied by the hedged contract volume. When the settlement price is above the established ceiling price, the Company pays its counterparty an amount equal to the difference between the settlement price and the ceiling price multiplied by the hedged contract volume. When the settlement price is between the established floor and the ceiling, no amounts are due to or from the counterparty. In case of a three-way collar, when the settlement price is below the short put price, the Company receives from its counterparty an amount equal to the difference of the floor price and the short put price multiplied by the hedged contract volume. The Company had no outstanding collars or three-way collars at December 31, 2019.
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
The following table summarizes the amounts reported in earnings related to the commodity derivative instruments for the years ended December 31, 2019, 2018 and 2017:

(in millions)	Years Ended December 31,
	2019	2018	2017
Gain (loss) on derivatives:
Oil derivatives	$(1,003)	$848	$(172)
Natural gas derivatives	108	(16)	46
Total	$(895)	$832	$(126)

The following table represents the Company’s net cash receipts from (payments on) derivatives for the years ended December 31, 2019, 2018 and 2017:

(in millions)	Years Ended December 31,
	2019	2018	2017
Net cash receipts from (payments on) derivatives:
Oil derivatives	$(129)	$(213)	$79
Natural gas derivatives	31	(5)	—
Total	$(98)	$(218)	$79

Concho Resources Inc.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

Commodity derivative contracts. The following table sets forth the Company’s outstanding derivative contracts at December 31, 2019. When aggregating multiple contracts, the weighted average contract price is disclosed. All of the Company’s derivative contracts at December 31, 2019 are expected to settle by December 31, 2021.

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total	2021
Oil Price Swaps – WTI: (a)
Volume (MBbl)	14,674	12,494	11,080	10,045	48,293	18,612
Price per Bbl	$57.13	$56.90	$56.88	$57.00	$56.98	$54.19
Oil Price Swaps – Brent: (b)
Volume (MBbl)	2,578	2,031	1,768	1,503	7,880	—
Price per Bbl	$60.78	$60.33	$60.29	$60.14	$60.43	$—
Oil Basis Swaps: (c)
Volume (MBbl)	14,951	11,284	10,856	10,120	47,211	18,980
Price per Bbl	$(0.43)	$(0.56)	$(0.62)	$(0.71)	$(0.57)	$0.64
Natural Gas Price Swaps – Henry Hub: (d)
Volume (BBtu)	35,023	32,314	30,038	28,498	125,873	40,150
Price per MMBtu	$2.46	$2.46	$2.47	$2.47	$2.47	$2.52
Natural Gas Basis Swaps – Henry Hub/El Paso Permian: (e)
Volume (BBtu)	25,770	23,960	22,080	21,770	93,580	36,500
Price per MMBtu	$(1.06)	$(1.07)	$(1.07)	$(1.07)	$(1.07)	$(0.66)
Natural Gas Basis Swaps – Henry Hub/WAHA: (f)
Volume (BBtu)	7,280	7,280	7,360	7,360	29,280	10,950
Price per MMBtu	$(1.10)	$(1.10)	$(1.10)	$(1.10)	$(1.10)	$(0.66)

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

Concho Resources Inc.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

Note 10. Debt
The Company’s debt consisted of the following at December 31, 2019 and 2018:

(in millions)	December 31,
	2019	2018
Credit facility due 2022	$—	$242
4.375% unsecured senior notes due 2025 (a)	600	600
3.75% unsecured senior notes due 2027	1,000	1,000
4.3% unsecured senior notes due 2028	1,000	1,000
4.875% unsecured senior notes due 2047	800	800
4.85% unsecured senior notes due 2048	600	600
Unamortized original issue discount	(9)	(10)
Senior notes issuance costs, net	(36)	(38)
Less: current portion	—	—
Total long-term debt	$3,955	$4,194

(a)	For each of the twelve month periods beginning on January 15, 2020, 2021, 2022, 2023 and thereafter, these notes are callable at 103.281%, 102.188%, 101.094% and 100%, respectively.

Credit Facility. The Credit Facility has a maturity date of May 9, 2022. At December 31, 2019, the Company’s commitments from its bank group were $2.0 billion.
In April 2017, the Company amended the Credit Facility to extend the maturity date and decrease unused lender commitments. The amendment also lowered the corporate ratings floor sufficient to automatically terminate an Investment Grade Period under the Credit Facility from (i) “Ba1” to “Ba2” for Moody’s Investors Service, Inc. (“Moody’s”) and (ii) “BB+” to “BB” for S&P Global Ratings (“S&P”).
In September 2017, the Company elected to enter into an Investment Grade Period under the Credit Facility, which had the effect of releasing all collateral formerly securing the Credit Facility. If the Investment Grade Period under the Credit Facility terminates (whether automatically due to a downgrade of the Company’s credit ratings below certain thresholds or by the Company’s election), the Credit Facility will once again be secured by a first lien on substantially all of the Company’s oil and natural gas properties and by a pledge of the equity interests in its subsidiaries. At December 31, 2019, certain of the Company’s 100 percent owned subsidiaries were guarantors under the Credit Facility.
During an Investment Grade Period, advances on the Credit Facility bear interest, at the Company’s option, based on (i) an alternative base rate, which is equal to the highest of (a) the prime rate of JPMorgan Chase Bank (4.8 percent at December 31, 2019), (b) the federal funds effective rate plus 0.5 percent and (c) LIBOR plus 1.0 percent or (ii) LIBOR. The Credit Facility’s interest rates and commitment fees on the unused portion of the available commitment vary depending on the Company’s credit ratings from Moody’s and S&P. At the Company’s current credit ratings, LIBOR Rate Loans and Alternate Base Rate Loans bear interest margins of 150 basis points and 50 basis points per annum, respectively, and commitment fees on the unused portion of the available commitment are 25 basis points per annum. During the years ended December 31, 2019, 2018 and 2017, the Company incurred commitment fees on the unused portion of the available commitments of $4 million, $5 million and $6 million, respectively. The Company had $2.0 billion of unused commitments under the Credit Facility at December 31, 2019.
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

Concho Resources Inc.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

•	restrictions on the payment of cash dividends.
Senior notes. Interest on the Company’s senior notes is paid in arrears semi-annually. The senior notes are fully and unconditionally guaranteed on a senior unsecured basis by certain of the Company’s 100 percent owned subsidiaries, subject to customary release provisions as described in Note 18, and rank equally in right of payments with one another.
On July 2, 2018, the Company issued $1,600 million in aggregate principal amount of unsecured senior notes, consisting of $1,000 million in aggregate principal amount of 4.3% unsecured senior notes due 2028 (the “4.3% Notes”) and $600 million in aggregate principal amount of 4.85% unsecured senior notes due 2048 (the “4.85% Notes” and, together with the 4.3% Notes, the “Notes”). The 4.3% Notes were issued at a price equal to 99.660 percent of par, and the 4.85% Notes were issued at a price equal to 99.740 percent of par. The net proceeds of $1,579 million were used to redeem and cancel all of RSP’s outstanding $700 million aggregate principal amount of 6.625% unsecured senior notes due 2022 (the “RSP 2022 Notes”) and $450 million aggregate principal amount of 5.25% unsecured senior notes due 2025 (the “RSP 2025 Notes” and, together with the RSP 2022 Notes, the “RSP Notes”). The Company made aggregate payments of approximately $1.2 billion to redeem and cancel the RSP Notes, including make-whole call premiums of $35 million and $33 million for the RSP 2022 Notes and RSP 2025 Notes, respectively. The Company also paid accrued interest of $14 million on the RSP Notes. The remaining proceeds, along with borrowings under the Credit Facility, were used to repay the $540 million of outstanding principal under RSP’s revolving credit facility, including $1 million in accrued interest. See Note 4 for additional information regarding the RSP Acquisition.
In September 2017, the Company issued $1,800 million in aggregate principal amount of unsecured senior notes, consisting of $1,000 million in aggregate principal amount of 3.75% unsecured senior notes due 2027 (the “3.75% Notes”) and $800 million in aggregate principal amount of 4.875% unsecured senior notes due 2047 (the “4.875% Notes” and, together with the 3.75% Notes, the “2017 Notes”). The 3.75% Notes were issued at a price equal to 99.636 percent of par, and the 4.875% Notes were issued at a price equal to 99.749 percent of par. The Company received net proceeds of $1,777 million.
Additionally, in September 2017, the Company completed a cash tender offer (the “Tender Offer”) to purchase any and all of the outstanding $600 million aggregate principal amount of its 5.5% unsecured senior notes due 2022 and the outstanding $1,550 million aggregate principal amount of its 5.5% unsecured senior notes due 2023 (collectively, the “5.5% Notes”). The Company received tenders from the holders of $1,232 million in aggregate principal amount, or approximately 57.3 percent, of its outstanding 5.5% Notes in connection with the Tender Offer at a price of 102.934 percent of the unpaid principal amount plus accrued and unpaid interest to the settlement date.
In connection with the Tender Offer, the Company redeemed the remaining outstanding 5.5% Notes not purchased in the Tender Offer at a price, including the make-whole premium as determined in accordance with the indentures, of 102.75 percent of the unpaid principal amount plus accrued and unpaid interest. Additionally in September 2017, the Company completed a satisfaction and discharge of the redeemed notes, where the Company prepaid interest to October 13, 2017. The Company used the net proceeds from the offering of the 2017 Notes, together with cash on hand and borrowings under its Credit Facility, to fund the Tender Offer and the redemption of its obligations under the indentures of the 5.5% Notes.
As a result of these transactions, the Company recorded a loss on extinguishment of debt of $65 million for the year ended December 31, 2017.
At December 31, 2019, the Company was in compliance with the covenants under all of its debt instruments.
Principal maturities of long-term debt.  Principal maturities of long-term debt outstanding at December 31, 2019 were as follows:

(in millions)
2020	$—
2021	—
2022	—
2023	—
2024	—
Thereafter	4,000
Total	$4,000

Concho Resources Inc.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

Interest expense.  The following amounts have been incurred and charged to interest expense for the years ended December 31, 2019, 2018 and 2017:

(in millions)	Years Ended December 31,
	2019	2018	2017
Cash payments for interest	$207	$118	$139
Non-cash interest	6	5	6
Net changes in accruals	(9)	34	4
Interest costs incurred	204	157	149
Less: capitalized interest	(19)	(8)	(3)
Total interest expense	$185	$149	$146

Note 11. Commitments and contingencies
Severance agreements.  The Company has entered into severance and change in control agreements with all of its officers. The current annual salaries for the Company’s officers covered under such agreements total $10 million.
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
Regulatory and environmental compliance. Regulatory liabilities relate to acquisitions where additional equipment is necessary to have facilities compliant with local, state and federal obligations. Environmental expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments is fixed and readily determinable. Environmental liabilities normally involve estimates that are subject to revision until settlement occurs. At December 31, 2019 and 2018, the Company had regulatory and environmental liabilities of $10 million and $26 million, respectively, which are included in other current liabilities on the accompanying consolidated balance sheets. During the years ended December 31, 2019, 2018 and 2017, the Company recognized regulatory and environmental charges of $13 million, $23 million and $9 million, respectively, which are included in oil and natural gas production expense in the accompanying consolidated statements of operations.

Concho Resources Inc.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

Commitments. The Company periodically enters into contractual arrangements under which the Company is committed to expend funds. These contractual arrangements relate to purchase agreements the Company has entered into, which includes throughput volume delivery commitments, fixed and variable power commitments, water commitment agreements, sand commitment agreements and other commitments. The Company’s drilling rig commitments are considered leases under ASU 2016-02 and are discussed in the “Leases” section below. The following table summarizes the Company’s commitments at December 31, 2019:

(in millions)	Volume Delivery Commitments (b)	Power Commitments (a)	Other Commitments	Total
2020	$8	$14	$29	$51
2021	19	14	38	71
2022	19	14	5	38
2023	19	14	2	35
2024	19	14	2	35
Thereafter	54	44	5	103
Total	$138	$114	$81	$333

(a)	Certain power commitments include a variable price component that is based on the last day settlement price of the NYMEX futures contract for the physical delivery period.

(b)	Volume delivery commitments do not include the oil marketing contract discussed in the table below.

At December 31, 2019, the Company’s delivery commitments covered the following gross volumes of oil and natural gas:

	Oil (in MMBbl) (a)	Natural Gas (in MMcf)
2020	43	371
2021	51	7,267
2022	53	16,425
2023	51	16,425
2024	47	16,470
Thereafter	114	32,850
Total	359	89,808

(a)	Included in the table above is an oil marketing contract with a third-party purchaser that requires the Company to deliver fifty thousand barrels of oil per day.

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

Concho Resources Inc.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

The following table provides supplemental consolidated balance sheet information related to leases at December 31, 2019:

(in millions)	Classification	December 31, 2019
Assets
Operating lease right-of-use assets	Other property and equipment, net	$15
Finance lease right-of-use assets	Other property and equipment, net	16
Total lease right-of-use assets (a)		$31

Liabilities
Current:
Operating	Other current liabilities	$8
Finance	Other current liabilities	7
Noncurrent:
Operating	Asset retirement obligations and other long-term liabilities	9
Finance	Asset retirement obligations and other long-term liabilities	10
Total lease liabilities (a)		$34

(a) Total lease right-of-use assets and lease liabilities are gross amounts, and a portion of these costs will be reimbursed by other working interest owners.

As of December 31, 2019, the Company had additional operating leases that have not yet commenced. Future undiscounted lease payments of $15 million and estimated lease incentives of $5 million will be included in the determination of the right-of-use asset and lease liability upon lease commencement.
The following table provides the components of lease cost, excluding lease cost related to short-term leases, for the year ended December 31, 2019:

(in millions)	Classification	December 31, 2019
Operating lease cost	General and administrative	$7
Finance lease cost	Depreciation, depletion, and amortization (a)	8
Total lease cost		$15

(a) Interest on lease liabilities related to finance leases was immaterial during the year ended December 31, 2019.

The Company’s short-term leases are primarily composed of drilling rigs and certain field equipment. During the year ended December 31, 2019, the Company’s gross lease costs related to its short-term leases were $307 million, of which $207 million were capitalized as part of oil and natural gas properties. A portion of these costs was reimbursed to the Company by other working interest owners.
The following table summarizes supplemental cash flow information related to leases for the year ended December 31, 2019:

(in millions)	December 31, 2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$8
Financing cash flows from finance leases	$7
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3
Finance leases	$9

Concho Resources Inc.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

The following table provides lease terms and discount rates related to leases at December 31, 2019:

December 31, 2019
Weighted average remaining lease term (years):
Operating leases	3.2
Finance leases	2.8

Weighted average discount rate (a):
Operating leases	4.7%
Finance leases	4.2%

(a) The Company uses the rate implicit in the contract, if readily determinable, or its incremental borrowing rate at the commencement date as the discount rate in determining the present value of the lease payments.

The following table provides maturities of lease liabilities at December 31, 2019:

(in millions)	Operating Leases	Finance Leases
2020	$8	$7
2021	7	6
2022	2	4
2023	—	1
2024	—	—
Thereafter	2	—
Total lease payments	19	18
Less: interest	(2)	(1)
Present value of lease liabilities	$17	$17

As discussed in Note 2, the Company elected a transition method to recognize the effects of applying the new standard as a cumulative-effect adjustment to the opening balance of retained earnings. Per ASU 2016-02, an entity electing this transition method should provide the required disclosures under Topic 840 for all periods that continue to be in accordance with Topic 840. As such, the Company included the future minimum lease commitments table below as of December 31, 2018. In addition, lease payments associated with these operating leases were $13 million and $10 million for the years ended December 31, 2018 and 2017, respectively.
Future minimum lease commitments under non-cancellable leases at December 31, 2018 were as follows:

(in millions)
2019	$14
2020	12
2021	10
2022	3
2023	—
Thereafter	1
Total	$40

Concho Resources Inc.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

Note 12. Income taxes
The Company uses an asset and liability approach for financial accounting and reporting for income taxes. The Company’s objectives of accounting for income taxes are to recognize (i) the amount of taxes payable or refundable for the current year and (ii) the deferred tax liabilities and assets for the future tax consequences of events that have been recognized in its financial statements or tax returns. The Company and its subsidiaries file a federal corporate income tax return on a consolidated basis. The tax returns and the amount of taxable income or loss are subject to examination by federal and state taxing authorities.
The Company’s income tax expense (benefit) attributable to income (loss) from operations consisted of the following for the years ended December 31, 2019, 2018 and 2017:

(in millions)	Years Ended December 31,
	2019	2018	2017
Current:
U.S. federal	$—	$—	$(6)
U.S. state	—	(2)	2
Total current income tax benefit	—	(2)	(4)
Deferred:
U.S. federal	(112)	547	(94)
U.S. state	(42)	58	23
Total deferred income tax expense (benefit)	(154)	605	(71)
Total income tax expense (benefit)	$(154)	$603	$(75)

The reconciliation between the income tax expense (benefit) computed by multiplying pre-tax income (loss) by the U.S. federal statutory rate and the reported amounts of income tax expense (benefit) is as follows:

(in millions)	Years Ended December 31,
	2019	2018	2017
Income (loss) at U.S. federal statutory rate	$(180)	$607	$308
Non-deductible goodwill	64	—	—
Enactment date and measurement period adjustments from the TCJA	—	(7)	(398)
State income taxes and enacted tax law changes, net of federal tax effect	(13)	52	17
Change in estimated effective statutory state income tax rate	(21)	(8)	—
Excess tax benefit due to stock-based compensation	—	(12)	(6)
Research and development credits, net of unrecognized tax benefits	(11)	(41)	—
Other	7	12	4
Income tax expense (benefit)	$(154)	$603	$(75)

Effective tax rate	18%	21%	(9)%

On December 22, 2017, the President signed into law the TCJA, which enacted significant changes to federal income tax laws, including a decrease in the federal corporate income tax rate from 35 percent to 21 percent, which was effective January 1, 2018. In accordance with SAB 118, the Company recorded, based on reasonable estimates, a $398 million decrease to its income tax provision at December 31, 2017. This provisional amount related to the re-measurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. At December 31, 2018, the Company completed its accounting for all of the enactment-date tax effects of the TCJA and recognized an adjustment of $7 million, which is included as a component of income tax expense.
The Company monitors changes in enacted tax rates for the jurisdictions in which it operates. During 2019, the state of New Mexico enacted a tax law which, among other changes, amended the apportioned net operating loss (“NOL”) carryforwards for corporations. As a result of this law change, the Company recorded a deferred state tax benefit of $6 million for the year ended December 31, 2019. The Company monitors its state tax apportionment footprint and makes updates for changes in its projected activity, including changes in budgets and drilling plans, and changes as a result of acquisitions or divestitures, including the New Mexico Shelf divestiture in 2019. Based upon the Company’s projected future activity for the states in which it conducts business, the timing for when it anticipates its deferred tax items to become taxable, the enacted tax rates at such time deferred items become

Concho Resources Inc.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

taxable and the New Mexico tax law change discussed above, the Company revised its estimated state tax rate for the year ended December 31, 2019. As a result, the Company recorded an income tax benefit of $21 million in its income tax provision for the year ended December 31, 2019. The Company revised its estimated state tax rate during 2018, primarily due to the impact of the RSP Acquisition. As a result, the Company recorded an income tax benefit of $8 million, net of federal tax benefit, in its income tax provision for the year ended December 31, 2018. The Company did not revise its estimated state rate and, as such, did not record an additional deferred state tax benefit for the year ended December 31, 2017.
The Company recorded an income tax benefit of $12 million and $6 million for the years ended December 31, 2018 and 2017, respectively, related to an excess tax benefit on stock-based awards, which are recorded in the income tax provision pursuant to ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-based Payment Accounting,” (“ASU 2016-09”) adopted on January 1, 2017.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

(in millions)	December 31,
	2019	2018
Deferred tax assets:
Stock-based compensation	$24	$26
Derivative instruments	23	—
Asset retirement obligation	31	41
Net operating losses and other carryforwards	590	525
Research and development and other credits	73	61
Other	22	17
Total deferred tax assets	763	670
Less: Valuation allowance	(4)	(3)
Net deferred tax assets	759	667

Deferred tax liabilities:
Oil and natural gas properties, principally due to differences in basis and depreciation and the deduction of intangible drilling costs for tax purposes	(2,318)	(2,270)
Equity method investments	(83)	—
Intangible assets - operating rights	(4)	(4)
Derivative instruments	—	(158)
Other	(8)	(43)
Total deferred tax liabilities	(2,413)	(2,475)
Net deferred tax liabilities	$(1,654)	$(1,808)

The Company had net deferred tax liabilities of approximately $1.7 billion and $1.8 billion as of December 31, 2019 and 2018, respectively. On July 19, 2018, the Company completed the RSP Acquisition. For federal income tax purposes, the transaction qualified as a tax-free merger whereby the Company acquired carryover tax basis in RSP’s assets and liabilities. As of December 31, 2018, the Company recorded an opening balance sheet deferred tax liability of $515 million based on its assessment of the carryover tax basis, and includes a deferred tax asset related to tax attributes acquired from RSP. The acquired income tax attributes primarily consist of NOLs and research and development credits that are subject to an annual limitation under Internal Revenue Code Section 382. The Company expects that these tax attributes will be fully utilized prior to expiration.
Pursuant to management’s assessment, the Company does not believe a cumulative ownership change had occurred as of December 31, 2019. As such, Section 382 of the Internal Revenue Code of 1986, as amended, is not expected to limit the Company’s ability to utilize its NOL carryforward.
At December 31, 2019, the Company had approximately $2.6 billion of federal NOLs, net of reduction for unrecognized tax benefits. At December 31, 2019, the Company had approximately $1.5 billion of NOLs that will begin to expire in the tax year 2034 but are allowable as a deduction against 100 percent of future taxable income since they were generated prior to the effective date of the limitations imposed by the TCJA. Additionally, the Company has estimated an apportioned New Mexico NOL of $749 million that will begin to expire in 2036.

Concho Resources Inc.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

Management monitors company-specific, oil and natural gas industry and worldwide economic factors and assesses the likelihood that the Company’s NOLs and other deferred tax attributes will be utilized prior to their expiration. Management considered all factors, including the expected reversal of deferred tax liabilities (including the impact of available carryforward periods), historical operating income tax planning strategies and projected future taxable income. Based on the results of the assessment, a valuation allowance of $4 million and $3 million was recorded at December 31, 2019 and 2018, respectively, related to charitable contribution carryforwards not anticipated to be utilized prior to expiration. Management determined that it is more likely than not that the Company will realize its remaining deferred tax assets.
The following table sets forth changes in the Company’s unrecognized tax benefits:

(in millions)	December 31, 2019	December 31, 2018
Balance at beginning of year	$72	$—
Additions for tax positions acquired	—	26
Additions for prior period tax positions	—	20
Reductions for prior period tax positions	(1)	—
Additions for current tax period positions	11	26
Balance at end of year	$82	$72

Total that, if recognized, would impact the effective income tax rate	$74	$63

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based upon the technical merits of the position. The Company had unrecognized tax benefits primarily related to research and development credits. If all or a portion of the unrecognized tax benefit is sustained upon examination by the taxing authorities, the tax benefit will be recognized as a reduction to the Company’s deferred tax liability and will affect the Company’s effective tax rate in the period recognized. The timing as to when the Company will substantially resolve the uncertainties associated with the unrecognized tax benefit is uncertain. The Company does not expect that a change in the unrecognized tax benefit within the next 12 months would have a material impact to the financial statements.
The Company has not recognized any interest or penalties relating to unrecognized tax benefits in its consolidated financial statements. Any interest or penalties would be recognized as a component of income tax expense. In the Company’s major tax jurisdictions, the earliest year open to examination is 2014.
Note 13. Major customers and derivative counterparties
Sales to major customers. The Company’s share of oil and natural gas production is sold to various purchasers. The Company is of the opinion that the loss of any one purchaser would not have a material adverse effect on the ability of the Company to sell its oil and natural gas production.
The following purchasers individually accounted for 10 percent or more of the Company’s consolidated oil and natural gas revenues during the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
	2019	2018	2017
Plains Marketing and Transportation, Inc.	17%	18%	21%
Enterprise Crude Oil LLC	10%	(a)	(a)
Holly Frontier Refining and Marketing, LLC	(a)	(a)	10%

(a) Purchaser did not account for 10% or more of total revenue for the period.

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

Concho Resources Inc.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

Note 14. Related party transactions
The Company paid royalties on certain properties to a partnership in which a director of the Company is the general partner and owns a 3.5 percent partnership interest. These payments were reported in the Company’s consolidated statements of operations and totaled $7 million, $8 million and $7 million for the years ended December 31, 2019, 2018 and 2017, respectively.
At December 31, 2019, the Company had ownership interests in entities that operate and manage various infrastructure assets and accounts for these investments using the equity method. The Company made payments of $40 million to these entities and received payments of $3 million from these entities during the year ended December 31, 2019.
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
The following table reconciles the Company’s earnings from operations and earnings attributable to common stockholders to the basic and diluted earnings used to determine the Company’s earnings per share amounts for the years ended December 31, 2019, 2018 and 2017, respectively, under the two-class method:

(in millions, except per share amounts)	Years Ended December 31,
	2019	2018	2017
Net income (loss) as reported	$(705)	$2,286	$956
Participating basic earnings (a)	(1)	(17)	(7)
Basic earnings attributable to common stockholders	(706)	2,269	949
Reallocation of participating earnings	—	—	—
Diluted earnings attributable to common stockholders	$(706)	$2,269	$949

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

The following table is a reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the years ended December 31, 2019, 2018 and 2017:

(in thousands)	Years Ended December 31,
	2019	2018	2017
Weighted average common shares outstanding:
Basic	198,984	170,925	147,320
Dilutive common stock options	—	—	3
Dilutive performance units	—	324	633
Diluted	198,984	171,249	147,956

The following table is a summary of the performance units, which were not included in the computation of diluted net income per share, as inclusion of these items would be antidilutive:

(in thousands)	Years Ended December 31,
	2019	2018	2017
Number of antidilutive common shares:
Antidilutive performance units	431	108	81

Concho Resources Inc.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

Note 16. Stockholders’ equity
Share repurchase program. In September 2019, the Company announced that its board of directors authorized the initiation of a share repurchase program for up to $1.5 billion of the Company’s common stock. A portion of the proceeds from the New Mexico Shelf divestiture was used to initiate the share repurchase program. As of December 31, 2019, the Company had repurchased and retired 3,300,370 shares under the program at an aggregate cost of $250 million. The Company’s share repurchase program may be modified, suspended or terminated at any time by the Company’s board of directors. The Company is not obligated to acquire any specific number of shares.
Common stock dividends. The Company paid dividends of $100 million, or $0.50 per share, during the year ended December 31, 2019. Any payment of future dividends will be at the discretion of the Company’s board of directors. Covenants contained in the Company’s agreement governing its Credit Facility and the indentures governing the Company’s senior notes could limit the payment of dividends.
Note 17. Other current liabilities
The following table provides the components of the Company’s other current liabilities at December 31, 2019 and 2018:

(in millions)	December 31,
	2019	2018
Other current liabilities:
Accrued production costs	$175	$135
Payroll related matters	37	49
Accrued interest	60	70
Settlements due on derivatives	38	—
Asset retirement obligations	9	11
Other	44	55
Other current liabilities	$363	$320

Concho Resources Inc.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

Note 18.  Subsidiary guarantors
At December 31, 2019, certain of the Company’s 100 percent owned subsidiaries have fully and unconditionally guaranteed the Company’s senior notes. The indentures governing the Company’s senior notes provide that the guarantees of its subsidiary guarantors will be released in certain customary circumstances including (i) in connection with any sale, exchange or other disposition, whether by merger, consolidation or otherwise, of the capital stock of that guarantor to a person that is not the Company or a restricted subsidiary of the Company, such that, after giving effect to such transaction, such guarantor would no longer constitute a subsidiary of the Company, (ii) in connection with any sale, exchange or other disposition (other than a lease) of all or substantially all of the assets of that guarantor to a person that is not the Company or a restricted subsidiary of the Company, (iii) upon the merger of a guarantor into the Company or any other guarantor or the liquidation or dissolution of a guarantor, (iv) if the Company designates any restricted subsidiary that is a guarantor to be an unrestricted subsidiary in accordance with the indenture, (v) upon legal defeasance or satisfaction and discharge of the indenture and (vi) upon written notice of such release or discharge by the Company to the trustee following the release or discharge of all guarantees by such guarantor of any indebtedness that resulted in the creation of such guarantee, except a discharge or release by or as a result of payment under such guarantee.
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
The following condensed consolidating balance sheets at December 31, 2019 and 2018, condensed consolidating statements of operations and condensed consolidating statements of cash flows for the years ended December 31, 2019, 2018 and 2017, present financial information for Concho Resources Inc. as the parent on a stand-alone basis (carrying any investments in subsidiaries under the equity method), financial information for the subsidiary guarantors on a stand-alone basis (carrying any investment in non-guarantor subsidiaries under the equity method), financial information for the subsidiary non-guarantors on a stand-alone basis and the consolidation and elimination entries necessary to arrive at the information for the Company on a consolidated basis. All current and deferred income taxes are recorded on Concho Resources Inc., as the subsidiaries are flow-through entities for income tax purposes. The subsidiary guarantors and subsidiary non-guarantors are not restricted from making distributions to the Company.

Concho Resources Inc.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

Condensed Consolidating Balance Sheet December 31, 2019
(in millions)	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Consolidating Entries	Total
ASSETS
Accounts receivable - related parties	$17,429	$—	$—	$(17,429)	$—
Other current assets	10	1,045	—	—	1,055
Oil and natural gas properties, net	—	20,874	16	—	20,890
Property and equipment, net	—	437	—	—	437
Investment in subsidiaries	5,635	—	—	(5,635)	—
Goodwill	—	1,917	—	—	1,917
Other long-term assets	22	411	—	—	433
Total assets	$23,096	$24,684	$16	$(23,064)	$24,732

LIABILITIES AND EQUITY
Accounts payable - related parties	$—	$17,413	$16	$(17,429)	$—
Other current liabilities	211	971	—	—	1,182
Long-term debt	3,955	—	—	—	3,955
Other long-term liabilities	1,148	665	—	—	1,813
Equity	17,782	5,635	—	(5,635)	17,782
Total liabilities and equity	$23,096	$24,684	$16	$(23,064)	$24,732

Condensed Consolidating Balance Sheet December 31, 2018
(in millions)	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Consolidating Entries	Total
ASSETS
Accounts receivable - related parties	$18,155	$—	$—	$(18,155)	$—
Other current assets	534	875	—	—	1,409
Oil and natural gas properties, net	—	21,988	17	—	22,005
Property and equipment, net	—	308	—	—	308
Investment in subsidiaries	5,411	—	—	(5,411)	—
Goodwill	—	2,224	—	—	2,224
Other long-term assets	224	124	—	—	348
Total assets	$24,324	$25,519	$17	$(23,566)	$26,294

LIABILITIES AND EQUITY
Accounts payable - related parties	$—	$18,138	$17	$(18,155)	$—
Other current liabilities	70	1,286	—	—	1,356
Long-term debt	4,194	—	—	—	4,194
Other long-term liabilities	1,292	684	—	—	1,976
Equity	18,768	5,411	—	(5,411)	18,768
Total liabilities and equity	$24,324	$25,519	$17	$(23,566)	$26,294

Concho Resources Inc.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

Condensed Consolidating Statement of Operations For the Year Ended December 31, 2019
(in millions)	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Consolidating Entries	Total
Total operating revenues	$—	$4,591	$1	$—	$4,592
Total operating costs and expenses	(898)	(4,681)	—	—	(5,579)
Income (loss) from operations	(898)	(90)	1	—	(987)
Interest expense	(185)	—	—	—	(185)
Other, net	224	313	—	(224)	313
Income (loss) before income taxes	(859)	223	1	(224)	(859)
Income tax benefit	154	—	—	—	154
Net income (loss)	$(705)	$223	$1	$(224)	$(705)

Condensed Consolidating Statement of Operations For the Year Ended December 31, 2018
(in millions)	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Consolidating Entries	Total
Total operating revenues	$—	$4,146	$5	$—	$4,151
Total operating costs and expenses	829	(2,047)	(3)	—	(1,221)
Income from operations	829	2,099	2	—	2,930
Interest expense	(149)	—	—	—	(149)
Other, net	2,209	108	—	(2,209)	108
Income before income taxes	2,889	2,207	2	(2,209)	2,889
Income tax expense	(603)	—	—	—	(603)
Net income	$2,286	$2,207	$2	$(2,209)	$2,286

Condensed Consolidating Statement of Operations For the Year Ended December 31, 2017
(in millions)	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Entries	Total
Total operating revenues	$—	$2,566	$20	$—	$2,586
Total operating costs and expenses	(129)	(1,369)	(17)	—	(1,515)
Income (loss) from operations	(129)	1,197	3	—	1,071
Interest expense	(145)	(1)	—	—	(146)
Loss on extinguishment of debt	(66)	—	—	—	(66)
Other, net	1,221	22	—	(1,221)	22
Income before income taxes	881	1,218	3	(1,221)	881
Income tax benefit	75	—	—	—	75
Net income	$956	$1,218	$3	$(1,221)	$956

Concho Resources Inc.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2019
(in millions)	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Consolidating Entries	Total
Net cash flows provided by operating activities	$607	$2,229	$—	$—	$2,836
Net cash flows used in investing activities	—	(1,993)	—	—	(1,993)
Net cash flows used in financing activities	(607)	(166)	—	—	(773)
Net change in cash and cash equivalents	—	70	—	—	70
Cash and cash equivalents at beginning of period	—	—	—	—	—
Cash and cash equivalents at end of period	$—	$70	$—	$—	$70

Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2018
(in millions)	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Consolidating Entries	Total
Net cash flows provided by operating activities	$338	$2,220	$—	$—	$2,558
Net cash flows used in investing activities	—	(2,216)	—	—	(2,216)
Net cash flows used in financing activities	(338)	(4)	—	—	(342)
Net change in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—	$—	$—

Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2017
(in millions)	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Entries	Total
Net cash flows provided by operating activities	$145	$1,549	$1	$—	$1,695
Net cash flows used in investing activities	—	(1,105)	(614)	—	(1,719)
Net cash flows provided by (used in) financing activities	(145)	(497)	613	—	(29)
Net change in cash and cash equivalents	—	(53)	—	—	(53)
Cash and cash equivalents at beginning of period	—	53	—	—	53
Cash and cash equivalents at end of period	$—	$—	$—	$—	$—

Concho Resources Inc.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

Note 19.  Subsequent events
Dividends. On February 18, 2020, the Company’s board of directors declared a cash dividend of $0.20 per share for the first quarter of 2020. The total cash dividend, including the cash dividend on unvested restricted stock awards, of $39 million is expected to be paid on March 27, 2020.
New commodity derivative contracts.  After December 31, 2019, the Company entered into the following derivative contracts to hedge additional amounts of estimated future production:

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total	2021	2022
Oil Price Swaps – WTI: (a)
Volume (MBbl)	—	—	—	—	—	365	—
Price per Bbl	$—	$—	$—	$—	$—	$55.24	$—
Oil Basis Swaps: (b)
Volume (MBbl)	—	1,092	309	61	1,462	1,460	—
Price per Bbl	$—	$1.11	$1.05	$1.00	$1.09	$1.23	$—
Natural Gas Price Swaps - Henry Hub: (c)
Volume (BBtu)	—	—	—	—	—	29,200	36,500
Price per MMBtu	$—	$—	$—	$—	$—	$2.34	$2.38
Natural Gas Basis Swaps - Henry Hub/El Paso Permian: (d)
Volume (BBtu)	—	—	—	—	—	14,600	29,200
Price per MMBtu	$—	$—	$—	$—	$—	$(1.08)	$(0.72)
Natural Gas Basis Swaps - Henry Hub/WAHA: (e)
Volume (BBtu)	—	—	—	—	—	7,300	7,300
Price per MMBtu	$—	$—	$—	$—	$—	$(1.30)	$(0.85)

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
(d) The basis differential price is between NYMEX – Henry Hub and El Paso Permian.
(e) The basis differential price is between NYMEX – Henry Hub and WAHA.

Concho Resources Inc.
Unaudited Supplementary Data
December 31, 2019, 2018 and 2017

Capitalized costs

(in millions)	December 31,
	2019	2018
Oil and natural gas properties:
Proved	$22,915	$24,992
Unproved	5,870	6,714
Less: accumulated depletion	(7,895)	(9,701)
Net capitalized costs for oil and natural gas properties	$20,890	$22,005

Costs incurred for oil and natural gas producing activities

(in millions)	Years Ended December 31,
	2019	2018	2017
Property acquisition costs:
Proved	$8	$4,136	$303
Unproved	50	3,617	905
Exploration	1,637	1,588	1,021
Development	1,358	1,050	653
Total costs incurred for oil and natural gas properties	$3,053	$10,391	$2,882

Concho Resources Inc.
Unaudited Supplementary Data
December 31, 2019, 2018 and 2017

Reserve Quantity Information
The following information represents estimates of the Company’s proved reserves. The pricing that was used for estimates of the Company’s reserves as of December 31, 2019 was based on the SEC pricing of $52.19 per Bbl West Texas Intermediate posted oil price and $2.58 per MMBtu Henry Hub spot natural gas price.
Subject to limited exceptions, proved undeveloped reserves may only be recognized if they relate to wells scheduled to be drilled within five years of the date of their initial recognition. This rule limited, and may continue to limit, the Company’s potential to record additional proved undeveloped reserves. Moreover, the Company may be required to write down its proved undeveloped reserves if it does not drill on those reserves within the required five-year timeframe. All of the Company’s recorded proved undeveloped reserves are scheduled to be drilled within five years of the date of their initial recognition.
The Company’s proved oil and natural gas reserves are all located in the United States, primarily in the Permian Basin of West Texas and Southeast New Mexico. All of the estimates of the proved reserves at December 31, 2019, 2018 and 2017 are based on reports prepared by Cawley, Gillespie & Associates, Inc. and Netherland, Sewell & Associates, Inc., independent petroleum engineers. Proved reserves were estimated in accordance with the guidelines established by the SEC and the FASB.
The following table summarizes the prices utilized in the reserve estimates for 2019, 2018 and 2017. Commodity prices utilized for the reserve estimates prior to adjustments for location, grade and quality are as follows:

	December 31,
	2019	2018	2017
Prices utilized in the reserve estimates before adjustments:
Oil per Bbl	$52.19	$62.04	$47.79
Natural gas per MMBtu	$2.58	$3.10	$2.98

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

Concho Resources Inc.
Unaudited Supplementary Data
December 31, 2019, 2018 and 2017

The following table provides a rollforward of the total proved reserves for the years ended December 31, 2019, 2018 and 2017, as well as proved developed and proved undeveloped reserves at the beginning and end of each respective year.

	2019			2018			2017
	Oil and Condensate (MMBbls)	Natural Gas (Bcf)	Total (MMBoe)	Oil and Condensate (MMBbls)	Natural Gas (Bcf)	Total (MMBoe)	Oil and Condensate (MMBbls)	Natural Gas (Bcf)	Total (MMBoe)
Total Proved Reserves:
Balance, January 1	750	2,624	1,187	500	2,043	840	428	1,752	720
Purchases of minerals-in-place	6	19	9	233	449	308	22	72	34
Sales of minerals-in-place	(57)	(288)	(105)	(8)	(54)	(17)	(2)	(9)	(4)
Extensions and discoveries	121	331	177	151	452	226	115	351	174
Revisions of previous estimates	(125)	(121)	(145)	(65)	(58)	(74)	(20)	38	(14)
Production	(76)	(267)	(121)	(61)	(208)	(96)	(43)	(161)	(70)
Balance, December 31	619	2,298	1,002	750	2,624	1,187	500	2,043	840

Proved Developed Reserves:
January 1	500	1,941	824	336	1,512	588	267	1,190	466
December 31	442	1,818	745	500	1,941	824	336	1,512	588

Proved Undeveloped Reserves:
January 1	250	683	363	164	531	252	161	561	254
December 31	177	480	257	250	683	363	164	531	252

For the year ended December 31, 2019:
Extensions and discoveries. Extensions and discoveries of approximately 177 MMBoe were primarily the result of the Company’s horizontal drilling programs in its operating areas. Proved developed reserves increased approximately 106 MMBoe due to the Company’s drilling activity in 2019, and based upon this activity, the Company added approximately 71 MMBoe of new proved undeveloped reserves.
Purchases and sales of minerals-in-place. The Company’s purchases of minerals-in-place were primarily the result of certain acquisitions and nonmonetary transactions during 2019. The Company’s sales of 105 MMBoe of minerals-in-place were the result of various divestitures and nonmonetary transactions during 2019, primarily the New Mexico Shelf divestiture. See Note 5 for additional information.
Revisions of previous estimates. Revisions of previous estimates were composed of (i) 28 MMBoe of negative revisions primarily due to the reclassification of proved undeveloped reserves to unproved as they were no longer expected to be developed within five years of the date of their initial recognition, (ii) 82 MMBoe of net negative performance and other revisions and (iii) 35 MMBoe of negative price revisions. The Company’s proved reserves at December 31, 2019 were determined using the SEC prices of $52.19 per Bbl of oil for WTI and $2.58 per MMBtu of natural gas for Henry Hub spot, as compared to corresponding prices of $62.04 per Bbl of oil and $3.10 per MMBtu of natural gas at December 31, 2018. Negative performance revisions were primarily the result of the Company’s recent capital programs that included projects testing tighter well spacing. The Company has modified its development approach to prioritize wider spacing between wells in order to maximize well performance and program economics.
For the year ended December 31, 2018:
Extensions and discoveries. Extensions and discoveries of approximately 226 MMBoe were primarily the result of the Company’s horizontal drilling programs in the Company’s operating areas. Proved developed reserves increased approximately 87 MMBoe due to the Company’s drilling activity in 2018. Based upon this activity, approximately 139 MMBoe of new proved undeveloped locations were added.
Purchases and sales of minerals-in-place. The Company’s purchases of minerals-in-place were primarily the result of the RSP Acquisition in July 2018 which added approximately 275 MMBoe. The remainder of the purchases of minerals-in-place was primarily the result of certain acquisitions and nonmonetary transactions during 2018, which added approximately 25 MMBoe in the Midland

Concho Resources Inc.
Unaudited Supplementary Data
December 31, 2019, 2018 and 2017

Basin and 8 MMBoe in the Delaware Basin. The Company’s sales of minerals-in-place were primarily the result of various divestitures and nonmonetary transactions during 2018.
Revisions of previous estimates. Revisions of previous estimates were primarily composed of (i) 77 MMBoe of negative revisions primarily due to proved undeveloped reserves reclassified to unproved, (ii) 15 MMBoe of net negative performance and other revisions and (iii) 18 MMBoe of positive price revisions. As the Company transitioned its development program to large-scale projects and evaluated and analyzed its producing oil and natural gas properties and drilling prospects, certain properties were no longer expected to be developed within five years of the date of their initial recognition and were removed from the Company’s current drilling plans. This included certain properties that were identified to have a lower liquids content and certain non-operated properties that the Company reclassified due to the uncertainty regarding the timing of development. Net negative performance and other revisions primarily related to 27 MMBoe of downward revisions to certain proved developed producing properties in the Yeso field, partially offset by other positive performance revisions. Positive price revisions were the result of an increase in the oil and natural gas prices utilized in the Company’s reserve estimates at December 31, 2018 as compared to December 31, 2017.
For the year ended December 31, 2017:
Purchases and sales of minerals-in-place. The Company’s purchases of minerals-in-place were composed of approximately 11 MMBoe from the July 2017 Midland Basin acquisition, 8 MMBoe from the January 2017 Delaware Basin acquisition and 15 MMBoe from various other acquisitions throughout the year. The Company’s sales of minerals-in-place are composed of approximately 4 MMBoe from various divestitures throughout the year.
Extensions and discoveries. Extensions and discoveries of approximately 174 MMBoe were primarily the result of the Company’s extension and infill horizontal drilling programs in its operating areas. Proved developed reserves increased approximately 82 MMBoe due to the Company’s exploratory drilling activity in 2017. Based upon this activity, approximately 92 MMBoe of new proved undeveloped locations were added.
Revisions of previous estimates. Revisions of previous estimates were composed of (i) 61 MMBoe of negative revisions due to proved undeveloped reserves reclassified to unproved reserves because they are no longer expected to be developed within five years of the date of their initial recognition as required by SEC rules due to a shift in the Company’s capital program to generally focus more on large-scale development projects in certain areas, (ii) 29 MMBoe of positive price revisions and (iii) 18 MMBoe of positive technical and performance revisions.
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

Concho Resources Inc.
Unaudited Supplementary Data
December 31, 2019, 2018 and 2017

The following table provides the standardized measure of discounted future net cash flows at December 31, 2019, 2018 and 2017:

(in millions)	December 31,
	2019	2018	2017
Oil and gas producing activities:
Future cash inflows	$36,001	$56,621	$29,761
Future production costs	(13,519)	(16,511)	(9,612)
Future development and abandonment costs (a)	(2,672)	(3,731)	(2,636)
Future income tax expense	(2,570)	(5,694)	(2,565)
Future net cash flows	17,240	30,685	14,948
10% annual discount factor	(7,657)	(15,130)	(7,470)
Standardized measure of discounted future net cash flows	$9,583	$15,555	$7,478

(a) Includes $249 million, $329 million and $256 million of undiscounted asset retirement cash outflow estimated at December 31, 2019, 2018 and 2017, respectively, using current estimates of future abandonment costs less salvage values.

Changes in Standardized Measure of Discounted Future Net Cash Flows
The following table provides a rollforward of the standardized measure of discounted future net cash flows for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
(in millions)	2019	2018	2017
Oil and natural gas producing activities:
Purchases of minerals-in-place	$103	$4,555	$304
Sales of minerals-in-place	(899)	(176)	(20)
Extensions and discoveries	2,241	3,562	2,014
Development costs incurred during the period	1,086	783	619
Net changes in prices and production costs	(6,789)	2,926	1,830
Oil and natural gas sales, net of production costs	(3,412)	(3,201)	(1,979)
Changes in future development costs	203	304	84
Revisions of previous quantity estimates	(1,606)	(1,113)	(154)
Accretion of discount	1,635	1,001	470
Changes in production rates, timing and other	74	827	470
Change in present value of future net revenues	(7,364)	9,468	3,638
Net change in present value of future income tax benefit	1,392	(1,391)	(350)
	(5,972)	8,077	3,288
Balance, beginning of year	15,555	7,478	4,190
Balance, end of year	$9,583	$15,555	$7,478

Concho Resources Inc.
Unaudited Supplementary Data
December 31, 2019, 2018 and 2017

Selected Quarterly Financial Results
The following table provides selected quarterly financial results for the years ended December 31, 2019 and 2018:

	Quarter
(in millions, except per share data)	First	Second	Third	Fourth
Year ended December 31, 2019:
Total operating revenues	$1,104	$1,127	$1,115	$1,246
Operating costs and expenses (excluding gains (losses) on derivatives and gains on disposition of assets, net) (a)	(892)	(1,748)	(993)	(1,221)
Gains (losses) on derivatives	(1,059)	217	397	(450)
Gains (losses) on disposition of assets, net	1	(1)	303	(133)
Income (loss) from operations	$(846)	$(405)	$822	$(558)

Income tax (expense) benefit	$194	$53	$(222)	$129

Net income (loss)	$(695)	$(97)	$558	$(471)

Earnings per common share - Basic	$(3.49)	$(0.48)	$2.78	$(2.38)

Earnings per common share - Diluted	$(3.49)	$(0.48)	$2.78	$(2.38)

Year ended December 31, 2018:
Total operating revenues	$947	$945	$1,192	$1,067
Operating costs and expenses (excluding gains (losses) on derivatives and gains on disposition of assets, net)	(620)	(610)	(787)	(836)
Gains (losses) on derivatives	(35)	(133)	(625)	1,625
Gains (losses) on disposition of assets, net	723	1	(5)	81
Income (loss) from operations	$1,015	$203	$(225)	$1,937

Income tax (expense) benefit	$(254)	$(40)	$69	$(378)

Net income (loss)	$835	$137	$(199)	$1,513

Earnings per common share - Basic	$5.60	$0.92	$(1.05)	$7.56

Earnings per common share - Diluted	$5.58	$0.92	$(1.05)	$7.55

(a)
Third and fourth quarters of 2019 include $81 million and $201 million of goodwill impairment charges, respectively. Refer to Note 2 for additional information related to impairments of goodwill. In addition, second and third quarters of 2019 include $868 million and $20 million of impairments of long-lived assets, respectively. Refer to Note 8 for additional information related to impairments of long-lived assets.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
We had no changes in, and no disagreements with, our accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at December 31, 2019 at the reasonable assurance level.
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
As of December 31, 2019, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that the Company maintained effective internal control over financial reporting at December 31, 2019.
Grant Thornton LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this annual report on Form 10-K, has issued its report on the effectiveness of the Company’s internal control over financial reporting at December 31, 2019. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting at December 31, 2019, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Concho Resources Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Concho Resources Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated February 19, 2020 expressed an unqualified opinion on those financial statements.
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
February 19, 2020

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Item 10 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2019.

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
Item 11. Executive Compensation
Item 11 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2019.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity compensation plans. At December 31, 2019, a total of 15,000,000 shares of common stock were authorized for issuance under our equity compensation plan. In the table below, we describe certain information about these shares and the equity compensation plan which provides for their authorization and issuance. Included in column (1) are (i) unvested performance units at the maximum potential payout percentage and (ii) performance units relating to the performance period that ended on December 31, 2019 at the actual payout percentage of 38 percent. You can find descriptions of our stock incentive plan under Note 7 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

Plan category	(1) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(2) Weighted average exercise price of outstanding options		(3) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
Equity compensation plan approved by the security holders (a)	1,013,942	$—	(c)	4,961,182
Equity compensation plan not approved by the security holders (b)	—	$—		—
Total	1,013,942			4,961,182

(a) 2019 Stock Incentive Plan. See Note 7 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”
(b) None.
(c) Performance unit awards do not have an exercise price and, therefore, have been excluded from the weighted average exercise price calculation in column (2).

The remaining information required by Item 12 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2019.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item 13 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2019.
Item 14. Principal Accountant Fees and Services
Item 14 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2019.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Listing of Financial Statements
Financial Statements
The following consolidated financial statements are included in “Item 8. Financial Statements and Supplementary Data”:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2019 and 2018
Consolidated Statements of Operations for the Years Ended December 31, 2019, 2018 and 2017
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements
Unaudited Supplementary Data

(b)	Exhibits
The exhibits to this report required to be filed pursuant to Item 15(b) are listed below.

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

4.10	(a)	Description of Securities

10.1	**	Form of Performance Unit Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 4, 2013, and incorporated herein by reference).

10.2	**	Form of Performance Unit Award Agreement, dated January 2, 2019 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on January 4, 2019, and incorporated herein by reference).

10.3	**	Form of Performance Unit Award Agreement, dated January 2, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 6, 2020, and incorporated herein by reference).

10.4	**
Performance Unit Award Agreement, dated January 2, 2018, by and between Concho Resources Inc. and E. Joseph Wright (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 4, 2018, and incorporated herein by reference).

10.5	**	Concho Resources Inc. 2019 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on May 17, 2019, and incorporated herein by reference).

10.6	**	Form of Nonstatutory Stock Option Agreement (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K on March 28, 2008, and incorporated herein by reference).

10.7	**	Form of Restricted Stock Agreement (for officers) (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K on February 22, 2013, and incorporated herein by reference).

10.8	**	Form of Restricted Stock Agreement (for non-employee directors) (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K on March 28, 2008, and incorporated herein by reference).

10.9	**
Restricted Stock Agreement, dated January 2, 2018, between Concho Resources Inc. and E. Joseph Wright (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on January 4, 2018, and incorporated herein by reference).

10.10	**	Form of Restricted Stock Agreement (for officers) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on January 4, 2019, and incorporated herein by reference).

10.11	**
Form of Succession Restricted Stock Agreement, dated January 2, 2019, between Concho Resources Inc. and each of Messrs. Harper and Giraud (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on January 4, 2019, and incorporated herein by reference).

10.12	**
Form of Indemnification Agreement, dated January 2, 2019, between Concho Resources Inc. and each of the officers and directors thereof (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 4, 2019, and incorporated herein by reference).

10.13	**
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

10.15	**
Second Amended and Restated Credit Agreement, dated as of May 9, 2014, among Concho Resources Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the co-syndication agents and co-documentation agents named therein (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on May 12, 2014, and incorporated herein by reference).

10.16	**
First Amendment to Second Amended and Restated Credit Agreement, dated as of April 8, 2015, among Concho Resources Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 9, 2015, and incorporated herein by reference).

10.17	**
Second Amendment to Second Amended and Restated Credit Agreement, dated as of April 12, 2017, among Concho Resources Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on August 3, 2017, and incorporated herein by reference).

10.18
Third Amendment to Second Amended and Restated Credit Agreement, dated as of May 29, 2019, among Concho Resources Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on August 1, 2019, and incorporated herein by reference).

10.19	**
Executive Severance Plan, dated January 1, 2019, by and between Concho Resources Inc. and each of the officers thereof (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K on January 4, 2019, and incorporated herein by reference).

21.1	(a)	Subsidiaries of Concho Resources Inc.

23.1	(a)	Consent of Grant Thornton LLP.

23.2	(a)	Consent of Netherland, Sewell & Associates, Inc.

23.3	(a)	Consent of Cawley, Gillespie & Associates, Inc.

31.1	(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	(a)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	(b)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

99.1	(a)	Netherland, Sewell & Associates, Inc. Reserve Report, dated January 23, 2020.

99.2	(a)	Cawley, Gillespie & Associates, Inc. Reserve Report, dated January 27, 2020.

101.INS	(a)	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	(a)	Inline XBRL Schema Document.

101.CAL	(a)	Inline XBRL Calculation Linkbase Document.

101.DEF	(a)	Inline XBRL Definition Linkbase Document.

101.LAB	(a)	Inline XBRL Labels Linkbase Document.

101.PRE	(a)	Inline XBRL Presentation Linkbase Document.

104	(a)	The cover page of Concho Resources Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL and included within the Exhibit 101 attachments.

(a) Filed herewith.
(b) Furnished herewith.
** Management contract or compensatory plan or agreement.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCHO RESOURCES INC.

Date:	February 19, 2020	By	/s/ Timothy A. Leach

Timothy A. Leach
Chairman of the Board of Directors and Chief Executive
Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TIMOTHY A. LEACH	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 19, 2020
Timothy A. Leach

/s/ BRENDA R. SCHROER	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 19, 2020
Brenda R. Schroer

/s/ JACOB P. GOBAR	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 19, 2020
Jacob P. Gobar

/s/ STEVEN L. BEAL	Director	February 19, 2020
Steven L. Beal

/s/ TUCKER S. BRIDWELL	Director	February 19, 2020
Tucker S. Bridwell

/s/ WILLIAM H. EASTER III	Director	February 19, 2020
William H. Easter III

/s/ STEVEN D. GRAY	Director	February 19, 2020
Steven D. Gray

/s/ SUSAN J. HELMS	Director	February 19, 2020
Susan J. Helms

/s/ GARY A. MERRIMAN	Director	February 19, 2020
Gary A. Merriman

/s/ MARK B. PUCKETT	Director	February 19, 2020
Mark B. Puckett

/s/ JOHN P. SURMA	Director	February 19, 2020
John P. Surma

/s/ E. JOSEPH WRIGHT	Director	February 19, 2020
E. Joseph Wright