Form 10-Q
period 2020-03-31
CONCHO RESOURCES INC
filed 2020-05-01
CIK 1358071

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Number of shares of the registrant’s common stock outstanding at April 27, 2020: 196,701,580 shares

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Various statements and information contained in or incorporated by reference into this report that express a belief, expectation, or intention, or that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include statements, projections and estimates concerning our future financial position, operations, performance, business strategy, oil and natural gas reserves, drilling program, production, capital expenditures, liquidity and capital resources, the timing and success of specific projects, and outcomes and effects of regulation and disputes. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “will,” “goal” or other words that convey future events, expectations or possible outcomes. Forward-looking statements are not guarantees of performance. We have based these forward-looking statements on our current expectations and assumptions about future events and their potential effect on us. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Actual results may differ materially from those implied or expressed by any forward-looking statements. These forward-looking statements speak only as of the date of this report, or if earlier, as of the date they were made. We disclaim any obligation to update or revise these statements unless required by law, whether as a result of new information, future events or otherwise, and we caution you not to rely on them unduly. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties relating to, among other matters, the risks discussed in “Part II, Item 1A. Risk Factors” in this Quarterly Report and in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, as well as those factors summarized below, many of which are beyond our control:
•declines in, the sustained depression of, or increased volatility in the prices we receive for our oil and natural gas, or increases in the differential between index oil or natural gas prices and prices received, including the recent dramatic decline of oil and natural gas prices;
•risks related to and the impact of actual or anticipated pandemics such as the novel coronavirus (“COVID-19”) pandemic;
•disruptions to, capacity constraints in or other limitations on the pipeline systems that deliver our oil and natural gas and other processing and transportation considerations;
•general economic and business conditions, either internationally or domestically;
•difficult and adverse conditions in the domestic and global capital and credit markets;
•the adequacy of our capital resources and liquidity including, but not limited to, access to the capital markets and additional borrowing capacity under our Credit Facility, as defined herein;
•the impact of potential changes in our credit ratings;
•uncertainties about our ability to successfully execute our business and financial plans and strategies;
•risks related to the concentration of our operations in the Permian Basin of West Texas and Southeast New Mexico;
•evolving cybersecurity risks, such as those involving unauthorized access or control, denial-of-service attacks, malicious software, data privacy breaches by employees, insiders or others with authorized access, cyber or phishing-attacks, ransomware, malware, social engineering, physical breaches or other actions;
•the effects of government regulation, permitting and other legal requirements, including new legislation or regulation related to hydraulic fracturing and climate change;
•uncertainties about our ability to replace reserves and economically develop our current reserves;
•competition in the oil and natural gas industry;
•drilling, completion and operating risks, including our ability to efficiently execute large-scale project development as we could experience delays, curtailments and other adverse impacts associated with well spacing and a high concentration of activity;
•uncertainties about the estimated quantities of oil and natural gas reserves;
•uncertainty concerning our assumed or possible future results of operations;
•environmental hazards, such as uncontrollable flows of oil, natural gas, saltwater, well fluids, toxic gas or other pollution into the environment, including groundwater contamination;
•the costs and availability of equipment, resources, services and qualified personnel required to perform our drilling, completion and operating activities;
•risks associated with acquisitions such as increased expenses and integration efforts, failure to realize the expected benefits of the transaction and liabilities associated with acquired properties or businesses;
•risks related to the recruitment and retention of qualified personnel in the Permian Basin;
•the impact of current and potential changes to federal or state tax rules and regulations; and
•potential financial losses or earnings reductions from our commodity price risk-management program.
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

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)

Concho Resources Inc.
Consolidated Balance Sheets
Unaudited

(in millions, except share and per share amounts)	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$165	$70
Accounts receivable, net:
Oil and natural gas	472	584
Joint operations and other	298	304
Inventory	25	30
Derivative instruments	1,241	6
Prepaid costs and other	59	61
Total current assets	2,260	1,055
Property and equipment:
Oil and natural gas properties, successful efforts method	26,644	28,785
Accumulated depletion and depreciation	(16,182)	(7,895)
Total oil and natural gas properties, net	10,462	20,890
Other property and equipment, net	449	437
Total property and equipment, net	10,911	21,327
Deferred loan costs, net	6	7
Goodwill	—	1,917
Intangible assets, net	17	17
Noncurrent derivative instruments	225	11
Other assets	195	398
Total assets	$13,614	$24,732
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable - trade	$80	$53
Revenue payable	260	268
Accrued drilling costs	382	386
Derivative instruments	—	112
Other current liabilities	324	363
Total current liabilities	1,046	1,182
Long-term debt	3,956	3,955
Deferred income taxes	87	1,654
Noncurrent derivative instruments	—	7
Asset retirement obligations and other long-term liabilities	146	152
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 authorized; 197,930,291 and 198,863,681 shares issued at March 31, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	14,526	14,608
Retained earnings (accumulated deficit)	(5,997)	3,320
Treasury stock, at cost; 1,225,682 and 1,175,026 shares at March 31, 2020 and December 31, 2019, respectively	(150)	(146)
Total stockholders’ equity	8,379	17,782
Total liabilities and stockholders’ equity	$13,614	$24,732

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.
Consolidated Statements of Operations
Unaudited

	Three Months Ended March 31,
(in millions, except per share amounts)	2020	2019
Operating revenues:
Oil sales	$872	$935
Natural gas sales	50	169
Total operating revenues	922	1,104
Operating costs and expenses:
Oil and natural gas production	164	174
Production and ad valorem taxes	74	86
Gathering, processing and transportation	50	26
Exploration and abandonments	2,719	47
Depreciation, depletion and amortization	524	465
Accretion of discount on asset retirement obligations	2	3
Impairments of long-lived assets	7,772	—
Impairments of goodwill	1,917	—
General and administrative (including non-cash stock-based compensation of $18 and $24 for the three months ended March 31, 2020 and 2019, respectively)	69	91
(Gain) loss on derivatives	(1,769)	1,059
(Gain) loss on disposition of assets, net	5	(1)
Transaction costs	2	—
Total operating costs and expenses	11,529	1,950
Loss from operations	(10,607)	(846)
Other income (expense):
Interest expense	(42)	(47)
Other, net	(195)	4
Total other expense	(237)	(43)
Loss before income taxes	(10,844)	(889)
Income tax benefit	1,567	194
Net loss	$(9,277)	$(695)
Earnings per share:
Basic net loss	$(47.49)	$(3.49)
Diluted net loss	$(47.49)	$(3.49)

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.
Consolidated Statements of Stockholders’ Equity
Unaudited

	Three Months Ended March 31, 2020
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock		Total Stockholders’ Equity
(in millions, except share data)	Shares	Amount			Shares	Amount
	(in thousands)				(in thousands)
BALANCE AT DECEMBER 31, 2019	198,864	$—	$14,608	$3,320	1,175	$(146)	$17,782
Adoption of ASU No. 2016-13 (Note 2)	—	—	—	(1)	—	—	(1)
BALANCE AT JANUARY 1, 2020	198,864	—	14,608	3,319	1,175	(146)	17,781
Net loss	—	—	—	(9,277)	—	—	(9,277)
Common stock repurchased and retired	(1,126)	—	(100)	—	—	—	(100)
Common stock dividends ($0.20 per share)	—	—	—	(39)	—	—	(39)
Grants of restricted stock	175	—	—	—	—	—	—
Performance unit share conversion	41	—	—	—	—	—	—
Cancellation of restricted stock	(24)	—	—	—	—	—	—
Stock-based compensation	—	—	18	—	—	—	18
Purchase of treasury stock	—	—	—	—	51	(4)	(4)
BALANCE AT MARCH 31, 2020	197,930	$—	$14,526	$(5,997)	1,226	$(150)	$8,379

	Three Months Ended March 31, 2019
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
(in millions, except share data)	Shares	Amount			Shares	Amount
	(in thousands)				(in thousands)
BALANCE AT DECEMBER 31, 2018	201,289	$—	$14,773	$4,126	1,032	$(131)	$18,768
Net loss	—	—	—	(695)	—	—	(695)
Common stock dividends ($0.125 per share)	—	—	—	(25)	—	—	(25)
Grants of restricted stock	235	—	—	—	—	—	—
Performance unit share conversion	246	—	—	—	—	—	—
Cancellation of restricted stock	(15)	—	—	—	—	—	—
Stock-based compensation	—	—	24	—	—	—	24
Purchase of treasury stock	—	—	—	—	124	(13)	(13)
BALANCE AT MARCH 31, 2019	201,755	$—	$14,797	$3,406	1,156	$(144)	$18,059

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.
Consolidated Statements of Cash Flows
Unaudited

	Three Months Ended March 31,
(in millions)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,277)	$(695)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	524	465
Accretion of discount on asset retirement obligations	2	3
Impairments of long-lived assets	7,772	—
Impairments of goodwill	1,917	—
Exploration and abandonments	2,713	38
Non-cash stock-based compensation expense	18	24
Deferred income taxes	(1,567)	(194)
Net (gain) loss on disposition of assets and other non-operating items	5	(1)
(Gain) loss on derivatives	(1,769)	1,059
Net settlements received from derivatives	201	—
Other	205	2
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	122	(111)
Prepaid costs and other	2	9
Inventory	5	—
Accounts payable	27	11
Revenue payable	(8)	8
Other current liabilities	(56)	5
Net cash provided by operating activities	836	623
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and natural gas properties	(556)	(918)
Changes in working capital associated with oil and natural gas property additions	(1)	33
Acquisitions of oil and natural gas properties	(20)	(5)
Additions to property, equipment and other assets	(19)	(15)
Proceeds from the disposition of assets	—	5
Direct transaction costs for asset acquisitions and dispositions	—	(2)
Net cash used in investing activities	(596)	(902)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	345	1,112
Payments on credit facility	(345)	(739)
Payment of common stock dividends	(39)	(25)
Purchases of treasury stock	(4)	(13)
Purchases of common stock under share repurchase program	(100)	—
Decrease in book overdrafts	—	(54)
Other	(2)	(2)
Net cash provided by (used in) financing activities	(145)	279
Net increase in cash and cash equivalents	95	—
Cash and cash equivalents at beginning of period	70	—
Cash and cash equivalents at end of period	$165	$—

The accompanying notes are an integral part of these consolidated financial statements.

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
March 31, 2020
Unaudited

Note 1. Organization and nature of operations
Concho Resources Inc., a Delaware corporation (the “Company”), is an independent oil and natural gas company engaged in the acquisition, development, exploration and production of oil and natural gas properties. The Company's operations are primarily focused in the Permian Basin of West Texas and Southeast New Mexico.
Note 2. Basis of presentation and summary of significant accounting policies
A complete discussion of the Company’s significant accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”).
Principles of consolidation. The consolidated financial statements of the Company include the accounts of the Company and its 100 percent owned subsidiaries. The Company consolidates the financial statements of these entities. All material intercompany balances and transactions have been eliminated.
Reclassifications. Certain prior period amounts have been reclassified to conform to the 2020 presentation. These reclassifications had no impact on net income (loss), total assets, liabilities and stockholders’ equity or total cash flows.
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
Interim financial statements. The accompanying consolidated financial statements of the Company have not been audited by the Company’s independent registered public accounting firm, except that the consolidated balance sheet at December 31, 2019 is derived from audited consolidated financial statements. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial statements. All such adjustments are of a normal, recurring nature. In preparing the accompanying consolidated financial statements, management has made certain estimates and assumptions that affect reported amounts in the consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results.
Certain disclosures have been condensed in or omitted from these consolidated financial statements. Accordingly, these condensed notes to the consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s 2019 Form 10-K.
Accounts receivable. The Company sells oil and natural gas to various customers and participates with other parties in the drilling, completion and operation of oil and natural gas wells.
One area of the Company’s exposure to credit risk is through the sale of its oil and natural gas production. The Company monitors this exposure primarily by reviewing credit ratings, financial statements and payment history. The Company extends credit terms based on its evaluation of each counterparty’s creditworthiness. Oil and natural gas sales receivables are generally unsecured and typically received from the purchaser one to two months after production. The Company had an allowance for expected credit losses of $6 million at March 31, 2020, which was primarily based on a historical loss rate. The Company’s allowance for doubtful accounts at December 31, 2019 was $5 million.
Joint interest receivables are generally secured pursuant to the operating agreement between or among the co-owners of the operated property. The Company has the right to realize the receivables through netting of anticipated future production revenues. The allowance for expected credit losses for these receivables is primarily based on a historical loss rate. The Company’s assessment of the creditworthiness of the joint interest owners is another factor that is considered in developing its allowance for expected credit losses. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written-off against the allowance for expected credit losses only after all collection

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
March 31, 2020
Unaudited
attempts have been exhausted. The Company had an allowance for expected credit losses of $2 million at March 31, 2020. The Company had an allowance for doubtful accounts of $2 million at December 31, 2019.
The Company considers forecasts of future economic conditions in the estimate of its expected credit losses, in particular whether there is an increase in the probability that the Company’s counterparties are unable to pay their obligations when due, and adjusts its allowance for expected credit losses, when necessary.
Equity method investments. The Company holds membership interests in certain entities and accounts for these investments using the equity method of accounting:
•The Company owns a 50 percent membership interest in Beta Holding Company, LLC, a midstream joint venture formed to construct a crude oil gathering system in the Midland Basin.
•The Company owns a 20 percent membership interest in Solaris Midstream Holdings, LLC, an entity that owns and operates water gathering, transportation, disposal, recycling and storage infrastructure assets in the Permian Basin.
•The Company owns a preferred membership interest in WaterBridge Operating LLC, an entity that operates and manages various water infrastructure assets located in the Permian Basin.
The Company includes its equity method investment balance in other assets on the consolidated balance sheets. The Company records its share of equity investment earnings and losses in other income (expense) on the consolidated statements of operations. The Company recorded equity method investment losses of $202 million for the three months ended March 31, 2020. The loss during the first quarter of 2020 was primarily due to an other than temporary impairment of an equity method investment of $204 million, which is also included in other cash flows from operating activities on the consolidated statement of cash flows.
Litigation contingencies. The Company is a party to proceedings and claims incidental to its business. In each reporting period, the Company assesses these claims in an effort to determine the degree of probability and range of possible loss for potential accrual in its consolidated financial statements. The amount of any resulting losses may differ from these estimates. An accrual is recorded for a material loss contingency when its occurrence is probable and damages are reasonably estimable. See Note 7 for additional information.
Revenue recognition. The Company recognizes revenues from the sales of oil and natural gas to its customers and presents them disaggregated on the Company’s consolidated statements of operations. All revenues are recognized in the geographical region of the Permian Basin.
The Company enters into contracts with customers to sell its oil and natural gas production. Revenue on these contracts is recognized in accordance with the five-step revenue recognition model prescribed in Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers,” (“ASC 606”). Specifically, revenue is recognized when the Company’s performance obligations under these contracts are satisfied, which generally occurs with the transfer of control of the oil and natural gas to the purchaser. Control is generally considered transferred when the following criteria are met: (i) transfer of physical custody, (ii) transfer of title, (iii) transfer of risk of loss and (iv) relinquishment of any repurchase rights or other similar rights. Given the nature of the products sold, revenue is recognized at a point in time based on the amount of consideration the Company expects to receive in accordance with the price specified in the contract. Consideration under the oil and natural gas marketing contracts is typically received from the purchaser one to two months after production. At March 31, 2020 and December 31, 2019, the Company had net receivables related to contracts with customers of $320 million and $584 million, respectively.
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

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
March 31, 2020
Unaudited
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
General and administrative expense. The Company receives fees for the operation of jointly-owned oil and natural gas properties during the drilling and production phases and records such reimbursements as reductions to general and administrative expense. Such fees totaled $5 million and $4 million for the three months ended March 31, 2020 and 2019, respectively.
Goodwill. Goodwill is assessed for impairment on an annual basis, or more frequently if indicators of impairment exist. Impairment tests, which involve the use of estimates related to the fair market value of the reporting unit with which goodwill is associated, are performed as of July 1 of each year. The balance of goodwill is allocated in its entirety to the Company’s one reporting unit. The reporting unit’s fair value is the Company’s enterprise value calculated as the combined market capitalization of the Company’s equity plus a control premium and the fair value of the Company’s long-term debt. If the results of the quantitative test are such that the fair value of the reporting unit is less than the carrying value, goodwill is then reduced by an amount that is equal to the amount by which the carrying value of the reporting unit exceeds the fair value.
The Company performed an impairment test at March 31, 2020 due to the recent significant decline in oil and natural gas prices as well as the reduced demand for oil and natural gas as a result of the COVID-19 pandemic and other supply factors during the first quarter of 2020. As a result, the Company impaired its entire goodwill balance of $1.9 billion. The impairment was due to the significant decline in the Company’s enterprise value. To estimate the fair value of the reporting unit at March 31, 2020, the Company used an average stock price of $41.63. The period over which this average stock price was calculated was shortened for the announcement of the COVID-19 pandemic to include the impact of the recent decline in oil and natural gas prices on the Company’s common stock. In addition, the Company’s control premium was based on the median control premium of recent transactions in the Company’s industry.

Recently adopted accounting pronouncements. In March 2020, the Securities and Exchange Commission (“SEC”) adopted final rules that amend the financial disclosure requirements for subsidiary issuers and guarantors of registered debt securities in Rule 3-10 of Regulation S-X. The amended rules, which can be found under new Rule 13-01 of Regulation S-X, narrow the circumstances that require separate financial statements of subsidiary issuers and guarantors and streamline the alternative disclosures required in lieu of those statements. The amended rules allow the registrants, among other things, to disclose summarized financial information of the issuer and guarantors on a combined basis and to present only the most recently completed fiscal year and subsequent year-to-date interim period. The rule allows the parent company to omit summarized financial information if it is not material, or if assets, liabilities, and results of operations of the combined issuers and guarantors of the security are not materially different than the amounts in the parent company’s consolidated financial statements. The rule is effective January 4, 2021, but earlier compliance is permitted. The Company early adopted the rule in the first quarter of 2020 and chose to omit the summarized financial information as the combined financial statements of the issuer and guarantors were not materially different than the amounts in the Company’s consolidated financial statements.
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“Topic 326”), which replaces the current “incurred loss” methodology for recognizing credit losses with an “expected loss” methodology. This new methodology requires that a financial asset measured at amortized cost be presented at the net amount expected to be collected. This standard is intended to provide more timely decision-useful information about the expected credit losses on financial instruments. In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments–Credit Losses,” which makes amendments to clarify the scope of the guidance, including the amendment clarifying that receivables arising from operating leases are not within the scope of Topic 326. The adoption of this guidance on January 1, 2020 did not have a material impact on the Company’s consolidated financial statements or related disclosures. Oil and natural gas sales receivables and joint interest receivables are the primary financial assets that are within the scope of the new guidance. A loss-rate method is applied to these receivables to estimate credit losses. The Company recognized a tax effected $1 million non-cash cumulative effect adjustment to retained earnings on its

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
March 31, 2020
Unaudited
opening consolidated balance sheet at January 1, 2020 to record an allowance for expected credit losses associated with the Company’s oil and natural gas sales receivables.
New accounting pronouncements issued but not yet adopted. In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 840): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates (e.g., London Interbank Offered Rate (“LIBOR”)) that are expected to be discontinued. ASU 2020-04 allows, among other things, certain contract modifications, such as those within the scope of Topic 470 on debt, to be accounted as a continuation of the existing contract. This ASU was effective upon the issuance and its optional relief can be applied through December 31, 2022. The Company will consider this optional guidance prospectively, if applicable.
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
Note 3. Stock incentive plan
The Company's 2019 Stock Incentive Plan (“the Plan”) provides for granting stock options, restricted stock awards and performance unit awards to directors, officers and employees of the Company. The restricted stock awards generally vest over a period ranging from one to ten years. The holders of unvested restricted stock awards have voting rights and the right to receive dividends. Performance units generally vest over a period of three years, with the exception of certain performance unit awards granted to certain officers during 2019 that have either a three-year performance period or a five-year performance period that, upon vesting, will convert into a restricted stock award with the number of shares determined based upon performance criteria.
Shares issued as a result of awards granted under the Plan are generally new common shares.
A summary of the Company’s restricted stock shares and performance unit activity under the Plan for the three months ended March 31, 2020 is presented below:

	Restricted Stock Shares	Performance Units
Outstanding at December 31, 2019	1,485,352	324,437
Awards granted (a)	174,722	185,301
Awards canceled / forfeited	(23,460)	(10,232)
Lapse of restrictions	(147,022)	(4,704)
Outstanding at March 31, 2020	1,489,592	494,802

(a) Weighted average grant date fair value per share/unit	$87.17	$126.30

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
March 31, 2020
Unaudited
The following table reflects the future stock-based compensation expense to be recorded for all the stock-based compensation awards that were outstanding at March 31, 2020:

(in millions)
Remaining 2020	$55
2021	47
2022	22
2023	3
2024	1
2025	1
Thereafter	1
Total	$130

Note 4. Disclosures about fair value measurements
The Company uses a valuation framework based upon inputs that market participants use in pricing an asset or liability, which are classified into two categories: observable inputs and unobservable inputs. Observable inputs represent market data obtained from independent sources, whereas unobservable inputs reflect a company’s own market assumptions, which are used if observable inputs are not reasonably available without undue cost and effort. These two types of inputs are further prioritized into the following fair value input hierarchy:
Level 1:Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company considers active markets to be those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2:Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that the Company values using observable market data. Substantially all of these inputs are observable in the marketplace throughout the full term of the derivative instrument, can be derived from observable data, or supported by observable levels at which transactions are executed in the marketplace. Level 2 instruments primarily include non-exchange traded derivatives such as over-the-counter commodity price swaps, basis swaps, collars and floors, investments and interest rate swaps. The Company’s valuation models are primarily industry-standard models that consider various inputs including: (i) quoted forward prices for commodities, (ii) time value, (iii) current market and contractual prices for the underlying instruments and (iv) volatility factors, as well as other relevant economic measures.
Level 3:Prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity). The Company’s valuation models are primarily industry-standard models that consider various inputs including: (i) quoted forward prices for commodities, (ii) time value, (iii) current market and contractual prices for the underlying instruments and (iv) volatility factors, as well as other relevant economic measures.

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
March 31, 2020
Unaudited
Financial Assets and Liabilities Measured at Fair Value
The following table presents the carrying amounts and fair values of the Company’s financial instruments at March 31, 2020 and December 31, 2019:

(in millions)	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Derivative instruments	$1,466	$1,466	$17	$17

Liabilities:
Derivative instruments	$—	$—	$119	$119
Credit facility	$—	$—	$—	$—
$600 million 4.375% senior notes due 2025 (a)	$595	$512	$595	$620
$1,000 million 3.75% senior notes due 2027 (a)	$990	$825	$990	$1,054
$1,000 million 4.3% senior notes due 2028 (a)	$989	$918	$989	$1,091
$800 million 4.875% senior notes due 2047 (a)	$790	$615	$789	$941
$600 million 4.85% senior notes due 2048 (a)	$592	$491	$592	$697

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
Derivative instruments. The fair value of the Company’s derivative instruments is estimated by management considering various factors, including closing exchange and over-the-counter quotations and the time value of the underlying commitments. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following tables summarize (i) the valuation of each of the Company’s financial instruments by required fair value hierarchy levels and (ii) the gross fair value by the appropriate balance sheet classification, even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the Company’s consolidated balance sheets at March 31, 2020 and December 31, 2019. The Company nets the fair value of derivative instruments by counterparty in the Company’s consolidated balance sheets.

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
March 31, 2020
Unaudited

March 31, 2020
(in millions)	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
Assets:
Current:
Commodity derivatives	$—	$1,277	$—	$1,277	$(36)	$1,241
Noncurrent:
Commodity derivatives	—	262	—	262	(37)	225

Liabilities:
Current:
Commodity derivatives	—	(36)	—	(36)	36	—
Noncurrent:
Commodity derivatives	—	(37)	—	(37)	37	—

Net derivative instruments	$—	$1,466	$—	$1,466	$—	$1,466

December 31, 2019
	Fair Value Measurements Using
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
Assets:
Current:
Commodity derivatives	$—	$108	$—	$108	$(102)	$6
Noncurrent:
Commodity derivatives	—	31	—	31	(20)	11

Liabilities:
Current:
Commodity derivatives	—	(214)	—	(214)	102	(112)
Noncurrent:
Commodity derivatives	—	(27)	—	(27)	20	(7)

Net derivative instruments	$—	$(102)	$—	$(102)	$—	$(102)

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
March 31, 2020
Unaudited
Concentrations of credit risk. At March 31, 2020, the Company’s primary concentrations of credit risk are the risk of collecting accounts receivable and the risk of counterparties’ failure to perform under derivative obligations.
The Company has entered into International Swap Dealers Association Master Agreements (“ISDA Agreements”) with each of its derivative counterparties. The terms of the ISDA Agreements provide the Company and the counterparties with rights of set-off upon the occurrence of defined acts of default by either the Company or a counterparty to a derivative, whereby the party not in default may set off all derivative liabilities owed to the defaulting party against all derivative asset receivables from the defaulting party. See Note 5 for additional information regarding the Company’s derivative activities and counterparties.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are reported at fair value on a nonrecurring basis on the Company’s consolidated balance sheets. The following methods and assumptions were used to estimate the fair values.
Impairments of long-lived assets. The Company reviews its long-lived assets to be held and used, including proved oil and natural gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable, for instance when there are declines in commodity prices or well performance. The Company reviews its oil and natural gas properties by depletion base (Midland Basin and Delaware Basin). An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. If the estimated undiscounted future net cash flows are less than the carrying amount of the Company’s assets, it recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. Impairments of proved oil and natural gas properties are charged to accumulated depletion.
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
At March 31, 2020, the Company’s estimates of commodity prices for purposes of determining undiscounted future cash flows, which were based on the NYMEX strip, ranged from a 2020 price of $28.22 per barrel of oil increasing to a 2026 price of $46.00 per barrel of oil. Natural gas prices ranged from a 2020 price of $1.99 per Mcf of natural gas increasing to a 2026 price of $2.50 per Mcf. Both oil and natural gas commodity prices for this purpose were held flat after 2026.
The Company calculates the estimated fair values of its long-lived assets and their integrated assets using a discounted future cash flow model. Significant inputs associated with the calculation of discounted future net cash flows include estimates of (i) recoverable reserves, (ii) production rates, (iii) future operating and development costs, (iv) future commodity prices, and (v) a market-based weighted average cost of capital. The Company utilized a combination of the NYMEX strip pricing, adjusted for differentials, to value the reserves. These are classified as Level 3 fair value assumptions.
At March 31, 2020, the Company's estimates of commodity prices for purposes of determining discounted future cash flows ranged from a 2020 price of $28.22 per barrel of oil increasing to a 2026 price of $46.00 per barrel of oil. Natural gas prices ranged from a 2020 price of $1.99 per Mcf increasing to a 2026 price of $2.50 per Mcf of natural gas. These prices were then adjusted for location and quality differentials. Both oil and natural gas commodity prices for this purpose were held flat after 2026. Costs were adjusted for potential service cost deflation and then inflated in periods of rising commodity prices. The expected future net cash flows were discounted using a rate of 10 percent, which the Company believes is a market-based weighted average cost of capital for industry peers determined appropriate at the time of the valuation.
During the three months ended March 31, 2020, NYMEX strip prices declined significantly as compared to December 31, 2019, resulting in a significant decrease in value of the Company’s economically recoverable proved oil and natural gas reserves. As such, the carrying amount of the Company’s proved oil and natural gas properties exceeded the expected undiscounted future net cash flows resulting in impairment charges against earnings of $7.8 billion, reducing the carrying values of the Company’s Midland Basin and Delaware Basin to their estimated fair values of approximately $3.1 billion and $3.9 billion, respectively. These impairment charges are included in impairments of long-lived assets on the consolidated statement of operations for the three months ended March 31, 2020. The Company did not recognize an impairment of proved oil and natural gas properties during the three months ended March 31, 2019.
Unproved oil and natural gas properties are periodically assessed for impairment by considering future drilling and exploration plans, results of exploration activities, commodity price outlooks, planned future sales and expiration of all or a portion of the projects. During the three months ended March 31, 2020 and 2019, the Company recognized expenses of

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
March 31, 2020
Unaudited
$2.7 billion and $30 million, respectively, related to unproved oil and natural gas property impairments and abandoned and expiring acreage, which are included in exploration and abandonments expense on the accompanying consolidated statements of operations.
The recent significant decline in oil and natural gas prices, as well as longer-term commodity price outlooks, related to reduced demand for oil and natural gas as a result of the COVID-19 pandemic and other supply factors provided indications of possible impairment of the Company’s unproved oil and natural gas properties. The Company calculated the estimated fair value of its unproved oil and natural gas properties based on the discounted future cash flow model and then corroborated these results to recent market data, when available. The Company's estimates of commodity prices for purposes of determining discounted future cash flows were similar to the inputs used in the proved property impairments discussed above. The discounted cash flows were further reduced by risk adjustments applied to probable and possible reserves. These are classified as Level 3 fair value assumptions. As a result, the Company recognized an impairment charge of approximately $2.7 billion to reduce the carrying value of certain unproved properties to their fair value as the Company’s future development plans became more uncertain due to significant declines in commodity prices. The expenses recognized during the three months ended March 31, 2019 were primarily due to certain abandoned and expiring acreage.
Note 5. Derivative financial instruments
The Company uses derivative financial instruments to manage its exposure to commodity price fluctuations. Commodity derivative instruments are used to (i) reduce the effect of the volatility of price changes on the oil and natural gas the Company produces and sells, (ii) support the Company’s capital budget and expenditure plans and (iii) support the economics associated with acquisitions. The Company does not enter into derivative financial instruments for speculative or trading purposes. The Company also enters into fixed-price forward physical power purchase contracts to manage the volatility of the price of power needed for ongoing operations. The Company may also enter into physical delivery contracts to effectively provide commodity price hedges. Because these physical contracts are not expected to be net cash settled, the Company has elected normal purchase or normal sale treatment and records these contracts at cost.
The Company does not designate its derivative instruments to qualify for hedge accounting. Accordingly, the Company reflects changes in the fair value of its derivative instruments in its consolidated statements of operations as they occur.
The following table summarizes the amounts reported in earnings related to the commodity derivative instruments for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in millions)	2020	2019
Gain (loss) on derivatives:
Oil derivatives	$1,825	$(1,056)
Natural gas derivatives	(56)	(3)
Total	$1,769	$(1,059)

The following table represents the Company’s net cash receipts from (payments on) derivatives for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in millions)	2020	2019
Net cash receipts from (payments on) derivatives:
Oil derivatives	$172	$3
Natural gas derivatives	29	(3)
Total	$201	$—

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
March 31, 2020
Unaudited
Commodity derivative contracts. The following table sets forth the Company’s outstanding derivative contracts at March 31, 2020. When aggregating multiple contracts, the weighted average contract price is disclosed. All of the Company’s derivative contracts at March 31, 2020 are expected to settle by December 31, 2022.

	2020
	Second Quarter	Third Quarter	Fourth Quarter	Total	2021	2022
Oil Price Swaps – WTI: (a)
Volume (MBbl)	12,495	11,080	10,045	33,620	29,562	—
Price per Bbl	$56.90	$56.88	$57.00	$56.92	$47.82	$—
Oil Price Swaps – Brent: (b)
Volume (MBbl)	2,031	1,768	1,503	5,302	—	—
Price per Bbl	$60.33	$60.29	$60.14	$60.26	$—	$—
Oil Basis Swaps: (c)
Volume (MBbl)	12,769	11,441	10,364	34,574	25,550	—
Price per Bbl	$(0.36)	$(0.53)	$(0.67)	$(0.51)	$0.57	$—
Natural Gas Price Swaps – Henry Hub: (d)
Volume (BBtu)	32,314	30,038	28,498	90,850	69,350	36,500
Price per MMBtu	$2.46	$2.47	$2.47	$2.47	$2.44	$2.38
Natural Gas Basis Swaps – Henry Hub/El Paso Permian: (e)
Volume (BBtu)	23,960	22,080	21,770	67,810	51,100	36,500
Price per MMBtu	$(1.07)	$(1.07)	$(1.07)	$(1.07)	$(0.78)	$(0.72)
Natural Gas Basis Swaps – Henry Hub/WAHA: (f)
Volume (BBtu)	7,280	7,360	7,360	22,000	18,250	7,300
Price per MMBtu	$(1.10)	$(1.10)	$(1.10)	$(1.10)	$(0.92)	$(0.85)

(a) These oil derivative contracts are settled based on the NYMEX – West Texas Intermediate (“WTI”) calendar-month average futures price.
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

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
March 31, 2020
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
At March 31, 2020, the Company had a net derivative asset position of $1,466 million as a result of outstanding derivative contracts, which is reflected in the accompanying consolidated balance sheet. The Company assessed this balance for concentration risk and noted balances of $296 million, $211 million, $173 million, $126 million, $110 million and $102 million with JPMorgan Chase Bank N.A., Wells Fargo Bank, N.A., Citibank, N.A., PNC Bank, N.A., Canadian Imperial Bank of Commerce and ING Capital Markets LLC., respectively.
Note 6. Debt
The Company’s debt consisted of the following at March 31, 2020 and December 31, 2019:

(in millions)	March 31, 2020	December 31, 2019
Credit facility due 2022	$—	$—
4.375% unsecured senior notes due 2025 (a)	600	600
3.75% unsecured senior notes due 2027	1,000	1,000
4.3% unsecured senior notes due 2028	1,000	1,000
4.875% unsecured senior notes due 2047	800	800
4.85% unsecured senior notes due 2048	600	600
Unamortized original issue discount	(9)	(9)
Senior notes issuance costs, net	(35)	(36)
Less: current portion	—	—
Total long-term debt	$3,956	$3,955

(a) These notes are currently callable at 103.281%. For each of the twelve-month periods beginning on January 15, 2021, 2022, 2023 and thereafter, these notes are callable at 102.188%, 101.094% and 100%, respectively.

Credit Facility. The Company’s Credit Facility has a maturity date of May 9, 2022. At March 31, 2020, the Company’s commitments from its bank group were $2.0 billion, all of which were unused. During the three months ended March 31, 2020, the weighted average interest rate on the Credit Facility was 3.1 percent. At March 31, 2020, the majority of the Company’s 100 percent owned subsidiaries were guarantors under the Credit Facility.
Senior notes. Interest on the Company’s senior notes is paid in arrears semi-annually. The senior notes are fully and unconditionally guaranteed on a senior unsecured basis by the majority of the Company’s 100 percent owned subsidiaries, subject to customary release provisions, and rank equally in right of payments with one another. The customary release provisions were enumerated and discussed in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes in the Company’s guarantor structure since December 31, 2019.
At March 31, 2020, the Company was in compliance with the covenants under all of its debt instruments.

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
March 31, 2020
Unaudited
Interest expense. The following amounts have been incurred and charged to interest expense for the three months ended March 31, 2020 and 2019:

(in millions)	Three Months Ended March 31,
	2020	2019
Cash payments for interest	$51	$63
Non-cash interest	2	1
Net changes in accruals	(6)	(13)
Interest costs incurred	47	51
Less: capitalized interest	(5)	(4)
Total interest expense	$42	$47

Note 7. Commitments and contingencies
Legal actions.  The Company is a party to proceedings and claims incidental to its business. Assessing contingencies is highly subjective and requires judgment about uncertain future events. When evaluating contingencies related to legal proceedings, the Company may be unable to estimate losses due to a number of factors, including potential defenses, the procedural status of the matter in question, the presence of complex legal and/or factual issues, the ongoing discovery and/or development of information important to the matter. For material matters that the Company believes an unfavorable outcome is reasonably possible, it would disclose the nature of the matter and a range of potential exposure, unless an estimate cannot be made at this time. The Company does not believe that the loss for any other litigation matters and claims that are reasonably possible to occur will have a material adverse effect on its financial position, results of operations or liquidity. The Company will continue to evaluate proceedings and claims involving the Company on a regular basis and will establish and adjust any estimated accruals as appropriate.
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
Commitments.  The Company periodically enters into contractual arrangements under which the Company is committed to expend funds. These contractual arrangements relate to purchase agreements the Company has entered into including water commitment agreements, throughput volume delivery commitments, fixed and variable power commitments, sand commitment agreements and other commitments. The following table summarizes the Company’s commitments at March 31, 2020:

(in millions)
Remaining 2020	$36
2021	69
2022	41
2023	38
2024	38
2025	38
Thereafter	76
Total (a)	$336

(a) Volume delivery commitments included in the table do not include the oil marketing contract discussed in the table below.

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
March 31, 2020
Unaudited
At March 31, 2020, the Company’s delivery commitments covered the following gross volumes of oil and natural gas:

	Oil (MMBbl) (a)	Natural Gas (MMcf)
Remaining 2020	30	1,819
2021	51	2,569
2022	51	18,838
2023	51	18,838
2024	47	17,065
2025	33	16,425
Thereafter	81	16,425
Total	344	91,979

(a) Included in the table above is an oil marketing contract with a third-party purchaser that requires the Company to deliver fifty thousand barrels of oil per day.

Leases. The Company leases office space, office equipment, drilling rigs, field equipment and vehicles. Right-of-use assets and lease liabilities are initially recorded at the commencement date based on the present value of lease payments over the lease term. Leased assets may be used in joint operations with other working interest owners. When the Company is the operator in a joint arrangement, the right-of-use assets and lease liabilities are determined on a gross basis. Certain leases contain variable costs above the minimum required payments and are not included in the right-of-use assets or lease liabilities. Options to extend or terminate a lease are included in the lease term when it is reasonably certain the Company will exercise that option. For operating leases, lease cost is recognized on a straight-line basis over the term of the lease.
Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets. The Company’s short-term leases are primarily composed of drilling rigs and certain field equipment. During the three months ended March 31, 2020 and 2019, the Company’s gross lease costs related to its short-term leases were $55 million and $84 million, respectively, of which $35 million and $67 million, respectively, were capitalized as part of oil and natural gas properties. A portion of the gross lease costs was reimbursed to the Company by other working interest owners.
There have been no material changes to the Company’s right-of-use assets and lease liabilities since December 31, 2019.
Note 8. Income taxes
The Company records income taxes through the use of an estimated annual effective tax rate and specific events that are discretely recognized as they occur. For the three months ended March 31, 2020 and 2019, the Company recorded an income tax benefit of $1.6 billion and $194 million, respectively. During the three months ended March 31, 2020, the Company recognized impairments of proved and unproved oil and natural gas properties of approximately $7.8 billion and $2.7 billion, respectively, which will cause its deferred tax balance to change from a net deferred tax liability to a net deferred tax asset by December 31, 2020, resulting in the establishment of a valuation allowance against the net deferred tax assets at March 31, 2020. The Company recognized the valuation allowance as an ordinary item in its estimated annual effective tax rate.
At the end of each interim period, the Company applies an estimated annualized effective tax rate to the current period income or loss before income taxes, which can produce interim effective tax rate fluctuations. The effective income tax rates were 14 percent and 22 percent for the three months ended March 31, 2020 and 2019, respectively. The difference between the U.S federal statutory rate of 21 percent and the Company’s effective tax rate for the three months ended March 31, 2020 was primarily due to the impact of the nondeductible goodwill impairment reported discretely, the change in valuation allowance and the impact of permanent differences, partially offset by state income taxes. The difference between the U.S federal statutory rate of 21 percent and the Company’s effective tax rate for the three months ended March 31, 2019 was primarily due to state income taxes and the impact of permanent differences, partially offset by research and development credits, net of unrecognized tax benefits.
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based upon the technical merits of the position. There were no significant changes to the Company’s cumulative unrecognized tax benefits since December 31, 2019.
In March 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), to stabilize the economy during the coronavirus pandemic. The CARES Act temporarily suspends and modifies

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
March 31, 2020
Unaudited
certain tax laws established by the 2017 tax reform law known as the Tax Cuts and Jobs Act, including, but not limited to, modifications to net operating loss limitations, business interest limitations and alternative minimum tax. The CARES Act did not have a material impact on the Company’s current year provision and the Company’s consolidated financial statements.
Note 9. Related party transactions
The Company paid royalties on certain properties to a partnership in which a director of the Company is the general partner and owns a 3.5 percent limited partnership interest. These payments totaled $1 million and $2 million for the three months ended March 31, 2020 and 2019, respectively.
At March 31, 2020, the Company had ownership interests in entities that operate and manage various infrastructure assets and accounts for these investments using the equity method. The Company made payments to these entities of $29 million and $4 million for the three months ended March 31, 2020 and 2019, respectively.
Note 10. Earnings per share
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
The following table reconciles the Company’s loss from operations and loss attributable to common stockholders to the basic and diluted loss used to determine the Company’s loss per share amounts for the three months ended March 31, 2020 and 2019 under the two-class method:

	Three Months Ended March 31,
(in millions)	2020	2019
Net loss as reported	$(9,277)	$(695)
Participating basic earnings (a)	—	—
Basic loss attributable to common stockholders	(9,277)	(695)
Reallocation of participating earnings	—	—
Diluted loss attributable to common stockholders	$(9,277)	$(695)

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

The following table is a reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in thousands)	2020	2019
Weighted average common shares outstanding:
Basic	195,326	199,148
Dilutive performance units	—	—
Diluted	195,326	199,148

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
March 31, 2020
Unaudited
The following table is a summary of the performance units that were not included in the computation of diluted earnings per share, as inclusion of these items would be antidilutive:

	Three Months Ended March 31,
(in thousands)	2020	2019
Number of antidilutive units:
Performance units	495	324

Performance unit awards. The number of shares of common stock that will ultimately be issued for performance units will be determined by a combination of (i) comparing the Company’s total stockholder return relative to the total stockholder return of a predetermined group of peer companies at the end of the performance period and (ii) the Company’s absolute total stockholder return at the end of the performance period. The performance period on these awards can range from three to five years. The actual payout of shares will be between zero and 300 percent. See Note 3 for additional information on performance unit awards.

Note 11. Stockholders' equity
Share repurchase program. In September 2019, the Company announced that its board of directors authorized the initiation of a share repurchase program for up to $1.5 billion of the Company’s common stock. During January 2020, the Company repurchased and retired 1,125,906 shares under the program at an aggregate cost of $100 million. As of March 31, 2020, the Company had repurchased and retired a total of 4,426,276 shares since the inception of the program at an aggregate cost of $350 million. The Company’s share repurchase program may be modified, suspended or terminated at any time by the Company’s board of directors. The Company is not obligated to acquire any specific number of shares.
Common stock dividends. The Company paid dividends of $39 million, or $0.20 per share, during the three months ended March 31, 2020. Any payment of future dividends will be at the discretion of the Company’s board of directors. Covenants contained in the Company’s agreement governing its Credit Facility and the indentures governing the Company’s senior notes could limit the payment of dividends.

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
March 31, 2020
Unaudited
Note 12. Subsequent events
2020 dividends. On April 28, 2020, the Company’s board of directors approved a cash dividend of $0.20 per share for the second quarter of 2020 that is expected to be paid on June 26, 2020 to stockholders of record as of May 8, 2020.
New commodity derivative contracts.  After March 31, 2020, the Company entered into the following derivative contracts to hedge additional amounts of estimated future production:

	2020
	Second Quarter	Third Quarter	Fourth Quarter	Total	2021	2022
Oil Price Swaps – WTI: (a)
Volume (MBbl)	2,064	1,554	736	4,354	1,095	730
Price per Bbl	$31.34	$34.26	$35.46	$33.08	$36.76	$38.68
Oil Price Swaps – Brent: (b)
Volume (MBbl)	—	647	974	1,621	—	—
Price per Bbl	$—	$30.60	$32.08	$31.49	$—	$—
Oil Basis Swaps: (c)
Volume (MBbl)	1,729	1,247	828	3,804	5,107	—
Price per Bbl	$(2.64)	$(1.21)	$(1.02)	$(1.82)	$0.15	$—
Natural Gas Price Swaps – Henry Hub: (d)
Volume (BBtu)	—	1,830	2,760	4,590	17,330	—
Price per MMBtu	$—	$2.49	$2.49	$2.49	$2.66	$—
Natural Gas Basis Swaps – Henry Hub/El Paso Permian: (e)
Volume (BBtu)	—	1,220	1,840	3,060	10,950	—
Price per MMBtu	$—	$(0.44)	$(0.44)	$(0.44)	$(0.63)	$—
Natural Gas Basis Swaps – Henry Hub/WAHA: (f)
Volume (BBtu)	—	610	920	1,530	—	—
Price per MMBtu	$—	$(0.45)	$(0.45)	$(0.45)	$—	$—

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
(e) The basis differential price is between NYMEX – Henry Hub and El Paso Permian.
(f) The basis differential price is between NYMEX – Henry Hub and WAHA.

Concho Resources Inc.
Condensed Notes to Consolidated Financial Statements
March 31, 2020
Unaudited
Note 13. Supplementary information

Capitalized costs

(in millions)	March 31, 2020	December 31, 2019
Oil and natural gas properties:
Proved	$23,500	$22,915
Unproved	3,144	5,870
Less: accumulated depletion	(16,182)	(7,895)
Net capitalized costs for oil and natural gas properties	$10,462	$20,890

Costs incurred for oil and natural gas producing activities

	Three Months Ended March 31,
(in millions)	2020	2019
Property acquisition costs:
Proved	$7	$—
Unproved	5	4
Exploration	297	462
Development	270	464
Total costs incurred for oil and natural gas properties	$579	$930

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
Financial and Operating Performance
Our financial and operating performance for the three months ended March 31, 2020 and 2019 included the following highlights:
•Net loss was $9,277 million ($(47.49) per diluted share) as compared to net loss of $695 million ($(3.49) per diluted share) for the three months ended March 31, 2020 and 2019, respectively. The increase in net loss was primarily due to:
•$7,772 million of impairments of our proved oil and natural gas properties during the three months ended March 31, 2020;
•$2,672 million increase in exploration and abandonments primarily due to impairments of our unproved oil and natural gas properties during the three months ended March 31, 2020;
•$1,917 million of impairments of goodwill during the three months ended March 31, 2020; and
•$199 million change in other income primarily due to an impairment to one of our equity method investments during the three months ended March 31, 2020.
partially offset by:
•$2,828 million change in (gain) loss on derivatives due to a gain on derivatives of $1,769 million during the three months ended March 31, 2020 as compared to a loss on derivatives of $1,059 million in 2019; and
•$1,373 million increase in income tax benefits due to a $1,567 million tax benefit during the three months ended March 31, 2020, as compared to $194 million in 2019.
•Average daily sales volumes of 326 MBoe per day during the three months ended March 31, 2020 as compared to 328 MBoe per day during the same period in 2019.
•Net cash provided by operating activities increased by $213 million to $836 million for the three months ended March 31, 2020, as compared to $623 million for the three months ended March 31, 2019, primarily due to an increase in net cash settlements received from derivatives, partially offset by the decrease in oil and natural gas revenues.

Commodity Prices
Our results of operations are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond our control. Recently, there has been a substantial decrease in oil and natural gas prices due in part to significantly decreased demand as a result of the novel coronavirus (“COVID-19”) pandemic and an oversupply of crude oil driven by a dispute between members of the Organization of Petroleum Exporting Countries (“OPEC”) and Russia over production cuts, each of which are discussed below under “Other events”. A combination of these factors resulted in the price of oil to fall below zero to $(37.63) per barrel of oil on April 20, 2020 recovering the following day to $10.01 per barrel of oil. Factors that may impact future commodity prices, including the price of oil and natural gas, include but are not limited to:
•the overall global demand for oil and natural gas;
•the domestic and foreign supply of oil and natural gas;
•the overall North American oil and natural gas supply and demand fundamentals, including:
•the U.S. economy,
•weather conditions, and
•liquefied natural gas (“LNG”) deliveries to and exports from the United States;
•economic conditions worldwide, including adverse conditions driven by political, weather or health events, including, but not limited to, the COVID-19 pandemic;
•the proximity, capacity, cost and availability of pipelines and other transportation facilities, as well as the availability of commodity processing, gathering and refining capacity;
•risks related to the concentration of our operations in the Permian Basin of West Texas and Southeast New Mexico and the level of commodity inventory in the Permian Basin;
•the level of global crude oil, crude oil products and LNG inventories;
•volatility and trading patterns in the commodity-futures markets;
•political and economic developments in oil and natural gas producing regions, including Africa, South America and the Middle East;
•the extent to which members of OPEC and other oil exporting nations are able to influence global oil supply levels;
•changes in trade relations and policies, including the imposition of tariffs by the United States or China;
•technological advances or social attitudes and policies affecting energy consumption and energy supply;
•activism or activities by non-governmental organizations to limit certain sources of capital for the energy sector or restrict the exploration, development and production of oil and gas;
•the effect of energy conservation efforts, alternative fuel requirements and climate change-related initiatives;
•additional restrictions on the exploration, development and production of oil, natural gas and natural gas liquids so as to materially reduce emissions of carbon dioxide and methane greenhouse gases;
•political and economic events that directly or indirectly impact the relative strength or weakness of the U.S. dollar, on which oil prices are benchmarked globally, against foreign currencies;
•domestic and foreign governmental regulations, including limits on the United States’ ability to export crude oil, and taxation;
•the cost and availability of products and personnel needed for us to produce oil and natural gas, including rigs, crews, sand, water and water disposal;
•the quality of the oil we produce; and
•the price, availability and acceptance of alternative fuels.
Although we cannot predict the occurrence of events that may affect future commodity prices or the degree to which these prices will be affected, the prices for any commodity that we produce will generally approximate current market prices in the geographic region of the production. From time to time, we may hedge a portion of our commodity price risk to mitigate the impact of price volatility on our business. See Notes 5 and 12 of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding our commodity derivative positions at March 31, 2020 and additional derivative contracts entered into subsequent to March 31, 2020, respectively.

The following table sets forth the average New York Mercantile Exchange (“NYMEX”) oil and natural gas prices for the three months ended March 31, 2020 and 2019, as well as the high and low NYMEX prices for the same periods:

	Three Months Ended March 31,
	2020	2019
Average NYMEX prices:
Oil (Bbl)	$46.35	$54.87
Natural gas (MMBtu)	$1.87	$2.88

High and Low NYMEX prices:
Oil (Bbl):
High	$63.27	$60.14
Low	$20.09	$45.41
Natural gas (MMBtu):
High	$2.20	$3.59
Low	$1.60	$2.55

Further, the NYMEX oil price and NYMEX natural gas price reached highs and lows of $28.34 and $(37.63) per Bbl and $1.94 and $1.55 per MMBtu, respectively, during the period from April 1, 2020 to April 27, 2020. At April 27, 2020, the NYMEX oil price and NYMEX natural gas price were $12.78 per Bbl and $1.82 per MMBtu, respectively.
We derive a portion of our total natural gas revenues from the value of the natural gas liquids contained in our natural gas, with the remaining portion coming from the value of the dry natural gas residue. The average Mont Belvieu price for a blended barrel of natural gas liquids was $15.09 per Bbl and $24.13 per Bbl during the three months ended March 31, 2020 and 2019, respectively.
Recent Events and Outlook

2020 dividends. On April 28, 2020, our board of directors approved a cash dividend of $0.20 per share for the second quarter of 2020 that is expected to be paid on June 26, 2020 to stockholders of record as of May 8, 2020. Total cash dividends paid to our stockholders during the three months ended March 31, 2020 were $39 million.
2020 capital budget. In March 2020, in response to the substantial decrease in oil and natural gas prices, we announced that we reduced our 2020 planned capital expenditures to approximately $1.6 billion from the $2.6 billion to $2.8 billion range previously announced. Based on our current expectations of commodity prices and cost, we expect to fund our 2020 capital budget primarily with operating cash flows. However, if we experience sustained commodity prices lower than our forecasted pricing without sufficient costs reductions, we may adjust our capital budget to preserve our financial strength.
Share repurchase program. In September 2019, we announced that our board of directors authorized the initiation of a share repurchase program for up to $1.5 billion of our common stock. During January 2020, we repurchased and retired 1,125,906 shares under the program at an aggregate cost of $100 million. As of March 31, 2020, the Company had repurchased and retired a total of 4,426,276 shares since the inception of the program at an aggregate cost of $350 million.
Other events. In December 2019, COVID-19 was reported to have surfaced in China. The global spread of this virus has caused business disruption around the world beginning in January 2020, including disruption to the oil and natural gas industry. In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic, and the U.S. economy began to experience pronounced effects. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial and commodity markets. In addition, the pandemic has resulted in travel restrictions, business closures and the institution of quarantining and other restrictions on movement in many communities. As a result, there has been a significant reduction in demand for and prices of oil and natural gas. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, is uncertain and depends on various factors, including how the pandemic and measures taken in response to it impact demand for oil and natural gas, the availability of personnel, equipment and services critical to our ability to operate our properties and the impact of potential governmental restrictions on travel, transports and operations. There is uncertainty around the extent and duration of the disruption, including any potential resurgence. The degree to which the COVID-19 pandemic or any other public health crisis adversely impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, its impact on the U.S. and world economies and market conditions, and how quickly and to what extent normal economic and operating conditions can resume.

Additionally, the industry is experiencing an oversupply of crude oil driven by a dispute between OPEC and Russia over production cuts and a resulting decision by Saudi Arabia and other Persian Gulf members of OPEC to increase production. In April 2020, OPEC and Russia agreed to certain production cuts. If these cuts are effected, however, they may not offset near-term demand loss attributable to the COVID-19 pandemic and the related economic slowdown, and so far, the tentative agreement has not resulted in increased commodity prices. In response to an oversupply of crude oil and corresponding low prices, there has been a significant decline in drilling by U.S. producers starting in mid-March 2020, but domestic supply has continued to exceed demand, which has led to significant operational stress with respect to capacity limitations associated with storage, pipeline and refining infrastructure, particularly in the Gulf Coast region. As storage capacity becomes fully subscribed, possibly by the end of May 2020, we may be forced to curtail some portion or all of our estimated production. In response to these matters, the Company has reduced its planned capital expenditures for 2020, as discussed below, and, as a result, expects production to decrease in 2020. Therefore, while we expect these matters to negatively impact our short-term results, including our revenues and operating costs, as well as operating cash flows, the degree of the adverse impact cannot be reasonably estimated at this time.
Derivative Financial Instruments
Derivative financial instrument exposure. At March 31, 2020, the fair value of our financial derivatives was a net asset of $1.5 billion. Under the terms of our financial derivative instruments, we do not have exposure to potential “margin calls” on our financial derivative instruments. We currently have no reason to believe that our counterparties to these commodity derivative contracts are not financially viable. The terms of our credit facility, as amended and restated (“Credit Facility”), do not allow us to offset amounts we may owe a lender against amounts we may be owed related to our derivative financial instruments with such party.
New commodity derivative contracts. After March 31, 2020, we entered into derivative contracts to hedge additional amounts of estimated future production. Refer to Note 12 of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding these commodity derivative contracts.

Results of Operations
The following table sets forth summary information concerning our production and operating data for the three months ended March 31, 2020 and 2019. Because of normal production declines, increased or decreased drilling activities, fluctuations in commodity prices and the effects of acquisitions and divestitures, the historical information presented below should not be interpreted as being indicative of future results.

	Three Months Ended March 31,
	2020	2019
Production and operating data:
Net production volumes:
Oil (MBbl)	19,020	18,936
Natural gas (MMcf)	63,652	63,769
Total (MBoe)	29,629	29,564

Average daily production volumes:
Oil (MBbl)	209	210
Natural gas (MMcf)	699	709
Total (MBoe)	326	328

Average prices per unit: (a)
Oil, without derivatives (Bbl)	$45.85	$49.39
Oil, with derivatives (Bbl) (b)	$54.88	$49.56
Natural gas, without derivatives (Mcf)	$0.79	$2.64
Natural gas, with derivatives (Mcf) (b)	$1.25	$2.59
Total, without derivatives (Boe)	$31.13	$37.33
Total, with derivatives (Boe) (b)	$37.91	$37.34

Operating costs and expenses per Boe: (a)
Oil and natural gas production	$5.54	$5.87
Production and ad valorem taxes	$2.51	$2.92
Gathering, processing and transportation	$1.68	$0.88
Depreciation, depletion and amortization	$17.68	$15.74
General and administrative	$2.36	$3.08

(a)	Per unit and per Boe amounts calculated using dollars and volumes rounded to thousands.

(b)	Includes the effect of net cash receipts from (payments on) derivatives:

		Three Months Ended March 31,
	(in millions)	2020	2019
	Net cash receipts from (payments on) derivatives:
	Oil derivatives	$172	$3
	Natural gas derivatives	29	(3)
	Total	$201	$—

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

Oil and natural gas revenues. Revenue from oil and natural gas operations was $922 million for the three months ended March 31, 2020, a decrease of $182 million (16 percent) from $1,104 million for 2019. The decrease was primarily due to the decrease in oil and natural gas prices (excluding the effects of derivative activities).
Specific factors affecting oil and natural gas revenues include the following:

	Three Months Ended March 31,
	2020	2019
Net production volumes:
Oil (MBbl)	19,020	18,936
Natural gas (MMcf)	63,652	63,769

Average prices per unit:
Average NYMEX oil price (Bbl)	$46.35	$54.87
Realized oil price (Bbl)	$45.85	$49.39
Differential to NYMEX	$(0.50)	$(5.48)

Average NYMEX natural gas price (MMBtu)	$1.87	$2.88
Realized natural gas price (Mcf)	$0.79	$2.64
Average realized natural gas price as a percentage of NYMEX	42%	92%

•total oil production for the three months ended March 31, 2020 was consistent with the same period in 2019 primarily due to additional production from wells completed during 2019 and 2020, offset by the sale of our New Mexico Shelf assets in 2019;
•average realized oil price (excluding the effects of derivative activities) decreased 7 percent for the three months ended March 31, 2020 as compared to the same period in 2019. The decrease in average realized oil price was primarily due to a decrease in the average NYMEX price, partially offset by the narrowing of the basis differential. The basis differential (referred to as the “Mid-Cush differential”) between the location of Midland, Texas and Cushing, Oklahoma (settlement location for NYMEX pricing) for our oil directly impacts our realized oil price. For the three months ended March 31, 2020 and 2019, the average market Mid-Cush differentials was a price benefit of $0.81 per Bbl and a price reduction of $3.86 per Bbl, respectively.
•total natural gas production for the three months ended March 31, 2020 was consistent with the same period in 2019 primarily due to additional production from wells completed during 2019 and 2020, offset by the sale of our New Mexico Shelf assets in 2019; and
•average realized natural gas price (excluding the effects of derivative activities) decreased 70 percent for the three months ended March 31, 2020 as compared to the same period in 2019. We derive a portion of our total natural gas revenues from the value of the natural gas liquids contained in our natural gas, with the remaining portion coming from the value of the dry natural gas residue. The average Mont Belvieu price for a blended barrel of natural gas liquids decreased from $24.13 per Bbl during the three months ended March 31, 2019 to $15.09 per Bbl during the three months ended March 31, 2020. In addition, the continued concerns of rising natural gas production relative to the ability to transport natural gas out of the Permian Basin resulted in the widening of the price differential for natural gas residue during the current period. These widening natural gas residue differentials negatively impacted our realized natural gas prices during both the three months ended March 31, 2020 and 2019. The combination of these factors resulted in a realized natural gas price of 42 percent and 92 percent of the average NYMEX natural gas price for the three months ended March 31, 2020 and 2019, respectively.

Oil and natural gas production expenses. The following table provides the components of our oil and natural gas production expenses for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020		2019
(in millions, except per unit amounts)	Amount	Per Boe	Amount	Per Boe
Lease operating expenses	$156	$5.27	$166	$5.59
Workover costs	8	0.27	8	0.28
Total oil and natural gas production expenses	$164	$5.54	$174	$5.87

Lease operating expenses were $156 million ($5.27 per Boe) for the three months ended March 31, 2020, which was a decrease of $10 million from $166 million ($5.59 per Boe) during the same period in 2019. The decrease was primarily due to the New Mexico Shelf divestiture in November 2019, partially offset by additional wells successfully drilled and completed during 2019 and 2020. The decrease in lease operating expenses per Boe was primarily due to the New Mexico Shelf divestiture in November 2019.
Workover costs of $8 million ($0.27 per Boe) for the three months ended March 31, 2020, were consistent with 2019.
Production and ad valorem taxes. The following table provides the components of our production and ad valorem tax expenses for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020		2019
(in millions, except per unit amounts)	Amount	Per Boe	Amount	Per Boe
Production taxes	$56	$1.89	$70	$2.38
Ad valorem taxes	18	0.62	16	0.54
Total production and ad valorem taxes	$74	$2.51	$86	$2.92

Production taxes per unit of production were $1.89 per Boe during the three months ended March 31, 2020, a decrease of 21 percent from $2.38 per Boe during the same period in 2019. Over the same period, our revenue per Boe (excluding the effects of derivatives) decreased 17 percent. The decrease in production taxes per unit of production was primarily due to lower realized revenue per Boe along with a higher percentage of our total production originating in Texas, which has a lower tax rate than New Mexico.
Production taxes fluctuate with the market value of our production sold, while ad valorem taxes are generally based on the valuation of our oil and natural gas properties at the beginning of the year, which vary across the different areas in which we operate.

Ad valorem taxes increased $2 million during the three months ended March 31, 2020, as compared to the same period in 2019, primarily due to additional wells drilled and completed, along with a higher percentage of our wells located in Texas, which has higher ad valorem tax rates than New Mexico.
Gathering, processing and transportation costs. The following table shows the gathering, processing and transportation costs for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020		2019
(in millions, except per unit amounts)	Amount	Per Boe	Amount	Per Boe
Gathering, processing and transportation costs	$50	$1.68	$26	$0.88

Gathering, processing and transportation costs were $50 million ($1.68 per Boe) for the three months ended March 31, 2020, an increase of 92 percent from $26 million ($0.88 per Boe) during same period in 2019. The increase in gathering, processing and transportation costs was primarily due to a marketing contract that began in October 2019 and requires us to deliver 50,000 barrels of oil per day.

Exploration and abandonments expense. The following table provides the components of our exploration and abandonments expense for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in millions)	2020	2019
Geological and geophysical	$2	$6
Unproved impairments and leasehold abandonments	2,713	30
Other	4	11
Total exploration and abandonments	$2,719	$47

Our geological and geophysical expense for the periods presented above primarily consists of the costs of acquiring and processing subsurface data to better characterize and develop our resources.
We recorded $2,713 million and $30 million of unproved impairments and leasehold abandonments for the three months ended March 31, 2020 and 2019, respectively. Unproved impairments and leasehold abandonments during the three months ended March 31, 2020 were primarily related to impairments of certain unproved properties as our future development plans became more uncertain due to significant declines in commodity prices. See Note 4 of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information. Leasehold abandonments during the three months ended March 31, 2019 were primarily related to certain expiring acreage and acreage where we had no future plans to drill located primarily in the Delaware Basin.

Other expense for the periods presented above primarily consists of surface and title costs on locations that we no longer intend to drill, certain plugging costs, delay rentals and other exploratory well costs. Other expense for the three months ended March 31, 2019 was primarily due to the abandonment of one exploratory well as a result of certain mechanical issues encountered during the completion of the well that made it unable to produce hydrocarbons.

Depreciation, depletion and amortization expense. The following table provides components of our depreciation, depletion and amortization expense for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020		2019
(in millions, except per unit amounts)	Amount	Per Boe	Amount	Per Boe
Depletion of proved oil and natural gas properties	$515	$17.39	$457	$15.47
Depreciation of other property and equipment	8	0.28	7	0.24
Amortization of intangible assets	1	0.01	1	0.03
Total depletion, depreciation and amortization	$524	$17.68	$465	$15.74

Oil price used to estimate proved oil reserves at period end	$52.23		$59.52
Natural gas price used to estimate proved natural gas reserves at period end	$2.30		$3.07

Depletion of proved oil and natural gas properties was $515 million ($17.39 per Boe) for the three months ended March 31, 2020, an increase of $58 million (13 percent) from $457 million ($15.47 per Boe) for 2019. The increase in depletion expense was primarily due to the increase in depletion rate per Boe. The increase in depletion expense per Boe was primarily due to certain downward adjustments to our economically recoverable proved oil and natural gas reserves during 2019.
Impairments of long-lived assets. During the three months ended March 31, 2020, we recognized impairment charges of approximately $7.8 billion attributable to the significant decrease in value of our proved oil and natural gas reserves in both the Midland Basin and Delaware Basin primarily due to the significant decline in commodity prices. We did not recognize an impairment charge during the three months ended March 31, 2019. See Note 4 of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information on the fair value assumptions used for long-lived assets.

Impairments of goodwill. At March 31, 2020, we performed a goodwill impairment test and impaired our entire goodwill balance of $1.9 billion. The impairment was primarily due to a decline in our market capitalization along with declines in observable control premiums. See Note 2 of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information on the impairment of goodwill.
General and administrative expenses. The following table provides components of our general and administrative expenses for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020		2019
(in millions, except per unit amounts)	Amount	Per Boe	Amount	Per Boe
General and administrative expenses	$56	$1.88	$71	$2.40
Less: Operating fee reimbursements	(5)	(0.15)	(4)	(0.13)
Non-cash stock-based compensation	18	0.63	24	0.81
Total general and administrative expenses	$69	$2.36	$91	$3.08

Total general and administrative expenses were $69 million ($2.36 per Boe) for the three months ended March 31, 2020, a decrease of $22 million (24 percent) from $91 million ($3.08 per Boe) during the same period in 2019. The decrease in cash general and administrative expenses was primarily due to lower variable compensation accruals and lower employee headcount. The decrease in non-cash stock-based compensation expenses was primarily due to lower employee headcount and higher forfeitures during 2020, and lapse of restrictions of certain equity awards in July 2019 that were granted in conjunction with the acquisition of RSP Permian, Inc. The decrease in total general and administrative expenses per Boe was primarily the result of the decrease in general and administrative expenses noted above.
We receive fees for the operation of jointly-owned oil and natural gas properties during the drilling and production phases and record such reimbursements as reductions to general and administrative expenses on the consolidated statements of operations. We earned reimbursements of $5 million and $4 million during the three months ended March 31, 2020 and 2019, respectively.

Gain (loss) on derivatives. The following table sets forth the gain (loss) on derivatives for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in millions)	2020	2019
Gain (loss) on derivatives:
Oil derivatives	$1,825	$(1,056)
Natural gas derivatives	(56)	(3)
Total	$1,769	$(1,059)

The following table represents our net cash receipts from (payments on) derivatives for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in millions)	2020	2019
Net cash receipts from (payments on) derivatives:
Oil derivatives	$172	$3
Natural gas derivatives	29	(3)
Total	$201	$—

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

Interest expense. The following table sets forth interest expense, weighted average interest rates and weighted average debt balances for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in millions)	2020	2019
Interest expense, as reported	$42	$47
Capitalized interest	5	4
Interest expense, excluding impact of capitalized interest	$47	$51

Weighted average interest rate - credit facility	3.1%	4.4%
Weighted average interest rate - senior notes	4.4%	4.4%
Total weighted average interest rate	4.4%	4.4%

Weighted average credit facility balance	$40	$503
Weighted average senior notes balance	4,000	4,000
Total weighted average debt balance	$4,040	$4,503

The decrease in interest expense during the three months ended March 31, 2020 as compared to 2019 was primarily due to the decrease in the weighted average Credit Facility balance.
Other, net. During the three months ended March 31, 2020, we recorded other expense of $195 million, primarily due to a $204 million other than temporary impairment of an equity method investment.

Income tax provisions. We recorded an income tax benefit of $1.6 billion and $194 million for the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020, we recorded impairments of proved and unproved oil and natural gas properties of $7.8 billion and $2.7 billion, respectively, which caused our deferred tax balance to change from a net deferred tax liability to the net deferred tax asset, resulting in the establishment of a valuation allowance against our deferred tax assets at March 31, 2020. We recognized the valuation allowance as an ordinary item in our estimated annual effective tax rate.
Our effective income tax rates were 14 percent and 22 percent for the three months ended March 31, 2020 and 2019, respectively. The difference between the U.S federal statutory rate of 21 percent and our effective tax rate for the three months ended March 31, 2020 was primarily due to the impact of the nondeductible goodwill impairment reported discretely, the change in valuation allowance and the impact of permanent differences, partially offset by state income taxes. The difference between the U.S federal statutory rate of 21 percent and our effective tax rate for the three months ended March 31, 2019 was primarily due to state income taxes and the impact of permanent differences, partially offset by research and development credits, net of unrecognized tax benefits. At the end of each interim period, we apply an estimated annualized effective tax rate to the current period income or loss before income taxes, which can produce interim effective tax rate fluctuations.

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
2020 capital budget and costs incurred. In March 2020, in response to the substantial decrease in oil and natural gas prices, we announced that we reduced our 2020 planned capital expenditures to approximately $1.6 billion from the $2.6 billion to $2.8 billion range previously announced. Based on our current expectations of commodity prices and cost, we expect to fund our 2020 capital budget primarily with operating cash flows. However, if we experience sustained commodity prices lower than our forecasted pricing without sufficient costs reductions, we may adjust our capital budget to preserve our financial strength.
Despite the change to our planned capital expenditures for 2020, our proved undeveloped reserves reported in our Annual Report on Form 10-K for the year ended December 31, 2019 remain scheduled to be drilled within five years of the date of their initial recognition.
Our costs incurred on oil and natural gas properties, excluding acquisitions, during the three months ended March 31, 2020 totaled $567 million. Our capital expenditures during the three months ended March 31, 2020 were primarily funded from cash flows from operations.
During the remainder of 2020, we expect to fund our 2020 capital budget with operating cash flows. The actual amount and timing of our expenditures may differ materially from our estimates as a result of, among other things, actual drilling results, the timing of expenditures by third parties on projects that we do not operate, the costs of drilling rigs and other services and equipment, regulatory, technological and competitive developments and market conditions. In addition, under certain circumstances, we may consider increasing, decreasing or reallocating our capital spending plans.
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
2020 dividends. On April 28, 2020, our board of directors approved a cash dividend of $0.20 per share for the second quarter of 2020 that is expected to be paid on June 26, 2020 to stockholders of record as of May 8, 2020. Total cash dividends paid to our stockholders during the three months ended March 31, 2020 were $39 million. We intend to continue to pay a quarterly dividend of $0.20 per share in the near future; however, any payment of future dividends will be at the discretion of our board of directors and may be suspended at any time.
Share repurchase program. In September 2019, we announced that our board of directors authorized the initiation of a share repurchase program for up to $1.5 billion of our common stock. The share repurchase program may be modified, suspended or terminated at any time by our board of directors and we are not obligated to acquire any specific number of shares.
During January 2020, the Company repurchased and retired 1,125,906 shares under the program at an aggregate cost of $100 million. As of March 31, 2020, the Company had repurchased and retired a total of 4,426,276 shares since the inception of the program at an aggregate cost of $350 million.
Acquisitions. The following table reflects our expenditures for acquisitions of proved and unproved properties for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in millions)	2020	2019
Property acquisition costs:
Proved	$7	$—
Unproved (a)	5	4
Total property acquisition costs	$12	$4

(a) Unproved property acquisition costs relate primarily to budgeted unproved leasehold acreage acquisitions.

Contractual obligations. Our contractual obligations include long-term debt, cash interest expense on debt, derivative liabilities, asset retirement obligations, employment agreements with officers, purchase obligations, operating and finance lease obligations and other obligations. Since December 31, 2019, there have been no material changes in our contractual obligations, other than the decrease in our derivative liability which was zero at March 31, 2020.
Off-balance sheet arrangements.  Currently, we do not have any material off-balance sheet arrangements.
Capital resources.  Our primary sources of liquidity have been cash flows generated from (i) operating activities, (ii) borrowings under our Credit Facility, (iii) asset dispositions and (iv) proceeds from bond and equity offerings. In March 2020, in response to the substantial decrease in oil and natural gas prices, we announced that we reduced our 2020 planned capital expenditures to approximately $1.6 billion from the $2.6 billion to $2.8 billion range previously announced. Based on our current expectations of commodity prices and cost, we expect to fund our 2020 capital budget primarily with operating cash flows. However, if we experience sustained commodity prices lower than our forecasted pricing without sufficient costs reductions, we may adjust our capital budget to preserve our financial strength. At March 31, 2020, we had a cash balance of $165 million and did not have any borrowings under our Credit Facility. As of March 31, 2020, we had approximately $2.0 billion of unused commitments under our Credit Facility.
The following table summarizes our changes in cash and cash equivalents for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in millions)	2020	2019
Net cash provided by operating activities	$836	$623
Net cash used in investing activities	(596)	(902)
Net cash provided by (used in) financing activities	(145)	279
Net increase in cash and cash equivalents	$95	$—

Cash flow from operating activities. The $213 million increase in operating cash flows during the three months ended March 31, 2020 as compared to the same period in 2019 was primarily due to an increase of $201 million in net cash settlements received from derivatives, partially offset by the decrease in oil and natural gas revenues.
Our net cash provided by operating activities included a benefit of $92 million and a reduction of $78 million for the three months ended March 31, 2020 and 2019, respectively, associated with changes in working capital items. Changes in working capital items adjust for the timing of receipts and payments of actual cash.
Cash flow from investing activities. Our investing activities consist primarily of drilling and completion activity, acquisitions and divestitures.
For the three months ended March 31, 2020, our net cash used in investing activities was $596 million, which consisted primarily of our investment of $556 million for additions to oil and natural gas properties. Additionally, we completed acquisitions of oil and natural gas properties of $20 million. Our capital expenditures for the three months ended March 31, 2020 were funded with cash flows from operations.
For the three months ended March 31, 2019, our net cash used in investing activities was $902 million, which consisted primarily of our investment of $918 million for additions to oil and natural gas properties. Our capital expenditures for the three months ended March 31, 2019 were funded with cash flows from operations and borrowings under our Credit Facility.
Cash flow from financing activities. For the three months ended March 31, 2020, our net cash used in financing activities was $145 million primarily due to $100 million of common stock repurchases under our share repurchase program and $39 million of dividends paid on our common stock.
For the three months ended March 31, 2019, our net cash provided by financing activities was $279 million primarily due to $373 million of net borrowings under our Credit Facility partially offset by $25 million of dividends paid on our common stock. During the three months ended March 31, 2019, we decreased our book overdrafts by $54 million.
Advances on our Credit Facility bear interest, at our option, based on:
(i) an alternative base rate (“ABR”), which is equal to the highest of
(a) the prime rate of JPMorgan Chase Bank (3.25 percent at March 31, 2020),
(b) the federal funds effective rate plus 0.5 percent, and
(c) the London Interbank Offered Rate (“LIBOR”) plus 1.0 percent; or

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
Liquidity. Our principal source of liquidity is the available borrowing capacity under our Credit Facility. At March 31, 2020, our commitments from our bank group totaled $2.0 billion, all of which were unused.
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
Book capitalization and current ratio.   Our net book capitalization at March 31, 2020 was $12.2 billion, consisting of cash and cash equivalents of $165 million, debt of $4.0 billion and stockholders’ equity of $8.4 billion. Our net book capitalization at December 31, 2019 was $21.8 billion, consisting of cash and cash equivalents of $70 million, debt of $4.0 billion and stockholders’ equity of $17.8 billion. Our ratio of net debt to net book capitalization was 31 percent and 18 percent at March 31, 2020 and December 31, 2019, respectively. Our ratio of current assets to current liabilities was 2.16 to 1.0 at March 31, 2020, as compared to 0.89 to 1.0 at December 31, 2019.

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
There have been no material changes in our critical accounting policies and procedures during the three months ended March 31, 2020. See our disclosure of critical accounting policies in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on February 19, 2020.
New accounting pronouncements issued but not yet adopted. See Note 2 of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for information regarding new accounting pronouncements issued but not yet adopted.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our Annual Report on Form 10-K for the year ended December 31, 2019.
We are exposed to a variety of market risks, including credit risk, commodity price risk and interest rate risk. We address these risks through a program of risk management which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we are a party at March 31, 2020, and from which we may incur future gains or losses from changes in market interest rates or commodity prices and losses from extension of credit. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
We have entered into International Swap Dealers Association Master Agreements (“ISDA Agreements”) with each of our derivative counterparties. The terms of the ISDA Agreements provide us and the counterparties with rights of set-off upon the occurrence of defined acts of default by either us or a counterparty to a derivative, whereby the party not in default may set off all derivative liabilities owed to the defaulting party against all derivative asset receivables from the defaulting party. See Note 5 of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding our derivative activities.
Commodity price risk.  We are exposed to market risk as the prices of our commodities are subject to fluctuations resulting from changes in supply and demand. To reduce our exposure to changes in the prices of our commodities, we have entered into, and may in the future enter into, additional commodity price risk management arrangements for a portion of our oil and natural gas production. The agreements that we have entered into generally have the effect of providing us with a fixed price for a portion of our expected future oil and natural gas production over a fixed period of time. Our commodity price risk management arrangements are recorded at fair value and thus changes to the future commodity prices will have an impact on our earnings. The following table sets forth the hypothetical impact on the fair value of the commodity price risk management arrangements from an average increase and decrease in the commodity price of $5.00 per Bbl of oil and $0.50 per MMBtu of natural gas from the commodity prices at March 31, 2020:

(in millions)	Increase of $5.00 per Bbl and $0.50 per MMBtu	Decrease of $5.00 per Bbl and $0.50 per MMBtu
Gain (loss):
Oil derivatives	$(341)	$341
Natural gas derivatives	(98)	98
Total	$(439)	$439

At March 31, 2020, we had (i) oil price swaps covering future oil production from April 1, 2020 through December 31, 2021 and (ii) oil basis swaps covering our Midland to Cushing basis differential from April 1, 2020 to December 31, 2021. The NYMEX oil price at March 31, 2020 was $20.48 per Bbl. At April 27, 2020, the NYMEX oil price was $12.78 per Bbl.
At March 31, 2020, we had (i) natural gas price swaps that settle on a monthly basis covering future natural gas production from April 1, 2020 to December 31, 2022 and (ii) natural gas basis swaps covering our El Paso Permian to Henry Hub and WAHA to Henry Hub basis differentials from April 1, 2020 to December 31, 2022. The NYMEX natural gas price at March 31, 2020 was $1.64 per MMBtu. At April 27, 2020, the NYMEX natural gas price was $1.82 per MMBtu.
An increase in the average forward NYMEX oil and natural gas prices above those at March 31, 2020 would decrease the fair value asset of our commodity derivative contracts from their recorded balance at March 31, 2020. Changes in the recorded fair value of our commodity derivative contracts are marked to market through earnings as gains or losses. The potential decrease in our fair value asset would be recorded in earnings as a loss. However, a decrease in the average forward NYMEX oil and natural gas prices below those at March 31, 2020 would increase the fair value asset of our commodity derivative contracts from their recorded balance at March 31, 2020. The potential increase in our fair value asset would be recorded in earnings as a gain. We are currently unable to estimate the effects on the earnings of future periods resulting from changes in the market value of our commodity derivative contracts.

We recorded a gain of approximately $1.8 billion and a loss of approximately $1.1 billion on derivatives for the three months ended March 31, 2020 and 2019, respectively. The change between the periods was primarily due to the change in commodity future price curves at the respective measurement and settlement periods.
The fair value of our derivative instruments is determined based on our valuation models. We did not change our valuation method for our derivative instruments during the three months ended March 31, 2020. The following table reconciles the changes that occurred in the fair values of our derivative instruments during the three months ended March 31, 2020:

(in millions)	Commodity Derivative Instruments Net Assets (Liabilities)
Fair value of contracts outstanding at December 31, 2019	$(102)
Changes in fair values (a)	1,769
Contract maturities	(201)
Fair value of contracts outstanding at March 31, 2020 (b)	$1,466

(a) At inception, new derivative contracts entered into by us have no intrinsic value.
(b) Represents the fair value of open derivative contracts subject to market risk.
See Note 5 of the Condensed Notes to Consolidated Financial Statements included in “Item 1. Consolidated Financial Statements (Unaudited)” for additional information regarding our derivative instruments.
Interest rate risk.  Our exposure to changes in interest rates relates primarily to debt obligations. We manage our interest rate exposure by limiting our variable-rate debt to a certain percentage of total capitalization and by monitoring the effects of market changes in interest rates. To reduce our exposure to changes in interest rates we may, in the future, enter into interest rate risk management arrangements for a portion of our outstanding debt. The agreements that we have entered into generally have the effect of providing us with a fixed interest rate for a portion of our variable rate debt. We may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to existing debt issues. Interest rate derivatives are used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio. We had no outstanding interest rate derivative contracts at March 31, 2020. We are exposed to changes in interest rates as a result of our Credit Facility, and the terms of our Credit Facility require us to pay higher interest rate margins as our credit ratings decrease.
We had no indebtedness outstanding under our Credit Facility at March 31, 2020.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at March 31, 2020 at the reasonable assurance level.
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
Item 1A.  Risk Factors
There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2019, other than as set forth below.
The COVID-19 pandemic has adversely affected our business, and the ultimate effect on our business, financial position, results of operations and/or cash flows will depend on future developments, which are highly uncertain and cannot be predicted.
In December 2019, COVID-19 was reported to have surfaced in China. The global spread of this virus has caused business disruptions around the world beginning in January 2020, including disruption to the oil and natural gas industry. In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic, and the U.S. economy began to experience pronounced effects. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial and commodity markets. In addition, the pandemic has resulted in travel restrictions, business closures and the institution of quarantining and other restrictions on movement in many communities. As a result, there has been a significant reduction in demand for and prices of oil and natural gas. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, is uncertain and depends on various factors, including how the pandemic and measures taken in response to it impact demand for oil and natural gas, the availability of personnel, equipment and services critical to our ability to operate our properties and the impact of potential governmental restrictions on travel, transports and operations. There is uncertainty around the extent and duration of the disruption, including any resurgence. The degree to which the COVID-19 pandemic or any other public health crisis adversely impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, its impact on the U.S. and world economies, the U.S. capital markets and market conditions, and how quickly and to what extent normal economic and operating conditions can resume. The disruption from the current pandemic has had a material adverse impact on our industry and thus our results and outlook, but the degree of the adverse financial impact on us cannot be reasonably estimated at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth our share repurchase activity for each period presented:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Approximate dollar value of shares that may yet be purchased under the plans or programs (b) (in billions)
January 1, 2020 - January 31, 2020	1,174,796	$88.77	1,125,906	$1.15
February 1, 2020 - February 29, 2020	1,301	$77.03	—	$1.15
March 1, 2020 - March 31, 2020	465	$41.85	—	$1.15

(a) Includes 50,656 shares that were withheld by us to satisfy tax withholding obligations of certain employees that arose upon the lapse of restrictions on share-based awards during the first quarter of 2020.

(b) During the first quarter of 2020, we repurchased and retired 1,125,906 common shares for $100 million under our $1.5 billion share repurchase program that was publicly announced in September 2019. The program does not have a stated expiration date.

Item 6.  Exhibits

Exhibit No.		Exhibit

3.1		Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on August 8, 2007, and incorporated herein by reference).

3.2		Fourth Amended and Restated Bylaws of Concho Resources Inc., as amended January 2, 2018 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on January 4, 2018, and incorporated herein by reference).

10.1		Form of Performance Unit Award Agreement, dated January 2, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 6, 2020, and incorporated herein by reference).

22.1	(a)	Guarantor subsidiaries of Concho Resources Inc.

31.1	(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	(a)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	(b)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	(a)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	(a)	Inline XBRL Schema Document.

101.CAL	(a)	Inline XBRL Calculation Linkbase Document.

101.DEF	(a)	Inline XBRL Definition Linkbase Document.

101.LAB	(a)	Inline XBRL Labels Linkbase Document.

101.PRE	(a)	Inline XBRL Presentation Linkbase Document.

104	(a)	The cover page of Concho Resources Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, formatted in Inline XBRL and included within the Exhibit 101 attachments.

(a) Filed herewith. (b) Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCHO RESOURCES INC.

Date:	May 1, 2020	By	/s/ Timothy A. Leach

Timothy A. Leach
Chairman of the Board of Directors and Chief
Executive Officer
(Principal Executive Officer)

		By	/s/ Brenda R. Schroer

Brenda R. Schroer
Senior Vice President, Chief Financial Officer and
Treasurer
(Principal Financial Officer)

		By	/s/ Jacob P. Gobar

Jacob P. Gobar
Vice President and Chief Accounting Officer
(Principal Accounting Officer)