Form 10-Q
period 2020-06-30
CONCHO RESOURCES INC
filed 2020-07-31
CIK 1358071

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Number of shares of the registrant’s common stock outstanding at July 26, 2020: 196,707,339 shares

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Various statements and information contained in or incorporated by reference into this report that express a belief, expectation, or intention, or that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include statements, projections and estimates concerning our future financial position, operations, performance, business strategy, oil and natural gas reserves, drilling program, production, capital expenditures, liquidity and capital resources, the potential effects of the novel coronavirus (“COVID-19”) pandemic, the timing and success of specific projects, and outcomes and effects of regulation and disputes. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “will,” “goal” or other words that convey future events, expectations or possible outcomes. Forward-looking statements are not guarantees of performance. We have based these forward-looking statements on our current expectations and assumptions about future events and their potential effect on us. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Actual results may differ materially from those implied or expressed by any forward-looking statements. These forward-looking statements speak only as of the date of this report, or if earlier, as of the date they were made. We disclaim any obligation to update or revise these statements unless required by law, whether as a result of new information, future events or otherwise, and we caution you not to rely on them unduly. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties relating to, among other matters, the risks discussed in “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020 and in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, as well as those factors summarized below, many of which are beyond our control:
•declines in, the sustained depression of, or increased volatility in the prices we receive for our oil and natural gas, or increases in the differential between index oil or natural gas prices and prices received, including the recent dramatic decline of oil and natural gas prices;
•risks related to and the impact of actual or anticipated epidemics or pandemics such as the COVID-19 pandemic, and the actions taken by third parties, including, but not limited to, governmental authorities, customers, contractors and suppliers, in response to such epidemics or pandemics;
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
The effects of the COVID-19 pandemic may give rise to risks that are currently unknown or amplify the risks associated with many of these factors.

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

PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

v

Concho Resources Inc.
Condensed Consolidated Balance Sheets
Unaudited

(in millions, except share and per share amounts)	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$320	$70
Accounts receivable, net:
Oil and natural gas	351	584
Joint operations and other	156	304
Inventory	27	30
Derivative instruments	467	6
Prepaid costs and other	46	61
Total current assets	1,367	1,055
Property and equipment:
Oil and natural gas properties, successful efforts method	26,913	28,785
Accumulated depletion and depreciation	(16,419)	(7,895)
Total oil and natural gas properties, net	10,494	20,890
Other property and equipment, net	448	437
Total property and equipment, net	10,942	21,327
Deferred income taxes	45	—
Deferred loan costs, net	6	7
Goodwill	—	1,917
Intangible assets, net	16	17
Noncurrent derivative instruments	80	11
Other assets	324	398
Total assets	$12,780	$24,732
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable - trade	$52	$53
Revenue payable	172	268
Accrued drilling costs	191	386
Derivative instruments	6	112
Other current liabilities	339	363
Total current liabilities	760	1,182
Long-term debt	3,957	3,955
Deferred income taxes	—	1,654
Noncurrent derivative instruments	4	7
Asset retirement obligations and other long-term liabilities	139	152
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 authorized; 197,951,047 and 198,863,681 shares issued at June 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	14,543	14,608
Retained earnings (accumulated deficit)	(6,472)	3,320
Treasury stock, at cost; 1,243,576 and 1,175,026 shares at June 30, 2020 and December 31, 2019, respectively	(151)	(146)
Total stockholders’ equity	7,920	17,782
Total liabilities and stockholders’ equity	$12,780	$24,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concho Resources Inc.
Condensed Consolidated Statements of Operations
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2020	2019	2020	2019
Operating revenues:
Oil sales	$430	$1,049	$1,302	$1,984
Natural gas sales	44	78	94	247
Total operating revenues	474	1,127	1,396	2,231
Operating costs and expenses:
Oil and natural gas production	127	188	291	362
Production and ad valorem taxes	51	84	125	170
Gathering, processing and transportation	43	22	93	48
Exploration and abandonments	16	17	2,735	64
Depreciation, depletion and amortization	271	478	795	943
Accretion of discount on asset retirement obligations	2	2	4	5
Impairments of long-lived assets	—	868	7,772	868
Impairments of goodwill	—	—	1,917	—
General and administrative (including non-cash stock-based compensation of $17 and $23 for the three months ended June 30, 2020 and 2019, respectively, and $35 and $47 for the six months ended June 30, 2020 and 2019, respectively)	65	88	134	179
(Gain) loss on derivatives, net	514	(217)	(1,255)	842
Net (gain) loss on disposition of assets and other	(107)	2	(100)	1
Total operating costs and expenses	982	1,532	12,511	3,482
Loss from operations	(508)	(405)	(11,115)	(1,251)
Other income (expense):
Interest expense	(41)	(48)	(83)	(95)
Other, net	(18)	303	(213)	307
Total other income (expense)	(59)	255	(296)	212
Loss before income taxes	(567)	(150)	(11,411)	(1,039)
Income tax benefit	132	53	1,699	247
Net loss	$(435)	$(97)	$(9,712)	$(792)
Earnings per share:
Basic net loss	$(2.23)	$(0.48)	$(49.73)	$(3.98)
Diluted net loss	$(2.23)	$(0.48)	$(49.73)	$(3.98)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concho Resources Inc.
Condensed Consolidated Statements of Stockholders’ Equity
Unaudited

	Three Months Ended June 30, 2020
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock		Total Stockholders’ Equity
(in millions, except share data)	Shares	Amount			Shares	Amount
	(in thousands)				(in thousands)
BALANCE AT MARCH 31, 2020	197,930	$—	$14,526	$(5,997)	1,226	$(150)	$8,379
Net loss	—	—	—	(435)	—	—	(435)
Common stock dividends ($0.20 per share)	—	—	—	(40)	—	—	(40)
Grants of restricted stock	28	—	—	—	—	—	—
Performance unit share conversion	1	—	—	—	—	—	—
Cancellation of restricted stock	(8)	—	—	—	—	—	—
Stock-based compensation	—	—	17	—	—	—	17
Purchase of treasury stock	—	—	—	—	18	(1)	(1)
BALANCE AT JUNE 30, 2020	197,951	$—	$14,543	$(6,472)	1,244	$(151)	$7,920

	Six Months Ended June 30, 2020
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock		Total Stockholders’ Equity
(in millions, except share data)	Shares	Amount			Shares	Amount
	(in thousands)				(in thousands)
BALANCE AT DECEMBER 31, 2019	198,864	$—	$14,608	$3,320	1,175	$(146)	$17,782
Adoption of ASU No. 2016-13 (Note 2)	—	—	—	(1)	—	—	(1)
BALANCE AT JANUARY 1, 2020	198,864	—	14,608	3,319	1,175	(146)	17,781
Net loss	—	—	—	(9,712)	—	—	(9,712)
Common stock repurchased and retired	(1,126)	—	(100)	—	—	—	(100)
Common stock dividends ($0.40 per share)	—	—	—	(79)	—	—	(79)
Grants of restricted stock	203	—	—	—	—	—	—
Performance unit share conversion	42	—	—	—	—	—	—
Cancellation of restricted stock	(32)	—	—	—	—	—	—
Stock-based compensation	—	—	35	—	—	—	35
Purchase of treasury stock	—	—	—	—	69	(5)	(5)
BALANCE AT JUNE 30, 2020	197,951	$—	$14,543	$(6,472)	1,244	$(151)	$7,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concho Resources Inc.
Condensed Consolidated Statements of Stockholders’ Equity
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

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concho Resources Inc.
Condensed Consolidated Statements of Cash Flows
Unaudited

	Six Months Ended June 30,
(in millions)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,712)	$(792)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	795	943
Accretion of discount on asset retirement obligations	4	5
Impairments of long-lived assets	7,772	868
Impairments of goodwill	1,917	—
Exploration and abandonments	2,724	51
Non-cash stock-based compensation expense	35	47
Deferred income taxes	(1,699)	(247)
Net gain on disposition of assets and other non-operating items	(105)	(288)
(Gain) loss on derivatives, net	(1,255)	842
Net settlements received from (paid on) derivatives	616	(50)
Other	202	(10)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	345	33
Prepaid costs and other	16	4
Inventory	2	1
Accounts payable	(1)	5
Revenue payable	(96)	5
Other current liabilities	(35)	(15)
Net cash provided by operating activities	1,525	1,402
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and natural gas properties	(868)	(1,699)
Changes in working capital associated with oil and natural gas property additions	(149)	(27)
Acquisitions of oil and natural gas properties	(34)	(14)
Additions to property, equipment and other assets	(39)	(41)
Proceeds from the disposition of assets	3	311
Direct transaction costs for asset acquisitions and dispositions	(1)	(3)
Net cash used in investing activities	(1,088)	(1,473)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	345	2,060
Payments on credit facility	(345)	(1,905)
Payment of common stock dividends	(79)	(50)
Purchases of treasury stock	(5)	(14)
Purchases of common stock under share repurchase program	(100)	—
Decrease in book overdrafts	—	(16)
Other	(3)	(4)
Net cash provided by (used in) financing activities	(187)	71
Net increase in cash and cash equivalents	250	—
Cash and cash equivalents at beginning of period	70	—
Cash and cash equivalents at end of period	$320	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concho Resources Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2020
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
Principles of consolidation. The condensed consolidated financial statements of the Company include the accounts of the Company and its 100 percent owned subsidiaries. The Company consolidates the financial statements of these entities. All material intercompany balances and transactions have been eliminated.
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
Interim financial statements. The accompanying condensed consolidated financial statements of the Company have not been audited by the Company’s independent registered public accounting firm, except that the condensed consolidated balance sheet at December 31, 2019 is derived from audited consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly the Company’s condensed consolidated financial statements. All such adjustments are of a normal, recurring nature. In preparing the accompanying condensed consolidated financial statements, management has made certain estimates and assumptions that affect reported amounts in the condensed consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results.
Certain disclosures have been condensed in or omitted from these condensed consolidated financial statements. Accordingly, these notes to the condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s 2019 Form 10-K.
Accounts receivable. The Company sells oil and natural gas to various customers and participates with other parties in the drilling, completion and operation of oil and natural gas wells.
One area of the Company’s exposure to credit risk is through the sale of its oil and natural gas production. The Company monitors this exposure primarily by reviewing credit ratings, financial statements and payment history. The Company extends credit terms based on its evaluation of each counterparty’s creditworthiness. Oil and natural gas sales receivables are generally unsecured and typically received from the purchaser one to two months after production. The Company had an allowance for expected credit losses of $6 million at June 30, 2020, which was primarily based on a historical loss rate. The Company’s allowance for doubtful accounts at December 31, 2019 was $5 million.
Joint interest receivables are generally secured pursuant to the operating agreement between or among the co-owners of the operated property. The Company has the right to realize the receivables through netting of anticipated future production revenues. The allowance for expected credit losses for these receivables is primarily based on a historical loss rate. The Company’s assessment of the creditworthiness of the joint interest owners is another factor that is considered in developing its allowance for expected credit losses. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written-off against the allowance for expected credit losses only after all collection

Concho Resources Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2020
Unaudited
attempts have been exhausted. The Company had an allowance for expected credit losses of $2 million at June 30, 2020. The Company had an allowance for doubtful accounts of $2 million at December 31, 2019.
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
•The Company owns a 30 percent membership interest and a preferred membership interest in Solaris Midstream Holdings, LLC (“Solaris”), an entity that owns and operates water gathering, transportation, disposal, recycling and storage infrastructure assets in the Permian Basin.
•The Company owns a preferred membership interest in WaterBridge Operating LLC, an entity that operates and manages various water infrastructure assets located in the Permian Basin.
The Company includes its equity method investment balance in other assets on the condensed consolidated balance sheets. The Company records its share of equity investment earnings and losses in other income (expense) on the condensed consolidated statements of operations. The Company recorded equity method investment income of $4 million and a loss of $198 million for the three and six months ended June 30, 2020, respectively, and equity investment income of $15 million for both the three and six months ended June 30, 2019. The loss during the six months ended June 30, 2020 was primarily due to an other-than-temporary impairment of an equity method investment of $204 million during the first quarter of 2020, which is also included in other cash flows from operating activities on the condensed consolidated statement of cash flows.
In June 2020, the Company sold certain water infrastructure assets to Solaris in exchange for additional ownership interests in the entity and recorded a gain of $107 million, which is included in net (gain) loss on disposition of assets and other on the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2020.
Litigation contingencies. The Company is a party to proceedings and claims incidental to its business. In each reporting period, the Company assesses these claims in an effort to determine the degree of probability and range of possible loss for potential accrual in its condensed consolidated financial statements. The amount of any resulting losses may differ from these estimates. An accrual is recorded for a material loss contingency when its occurrence is probable and damages are reasonably estimable. See Note 7 for additional information.
Revenue recognition. The Company recognizes revenues from the sales of oil and natural gas to its customers and presents them disaggregated on the Company’s condensed consolidated statements of operations. All revenues are recognized in the geographical region of the Permian Basin.
The Company enters into contracts with customers to sell its oil and natural gas production. Revenue on these contracts is recognized in accordance with the five-step revenue recognition model prescribed in Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers,” (“ASC 606”). Specifically, revenue is recognized when the Company’s performance obligations under these contracts are satisfied, which generally occurs with the transfer of control of the oil and natural gas to the purchaser. Control is generally considered transferred when the following criteria are met: (i) transfer of physical custody, (ii) transfer of title, (iii) transfer of risk of loss and (iv) relinquishment of any repurchase rights or other similar rights. Given the nature of the products sold, revenue is recognized at a point in time based on the amount of consideration the Company expects to receive in accordance with the price specified in the contract. Consideration under the oil and natural gas marketing contracts is typically received from the purchaser one to two months after production. At June 30, 2020 and December 31, 2019, the Company had net receivables related to contracts with customers of $278 million and $584 million, respectively.
Oil Contracts. The majority of the Company’s oil marketing contracts transfer physical custody and title at or near the wellhead, which is generally when control of the oil has been transferred to the purchaser. The majority of the oil produced is sold under contracts using market-based pricing which is then adjusted for differentials based upon delivery location and oil quality. To the extent the differentials are incurred after the transfer of control of the oil, the differentials are included in oil sales on the condensed consolidated statements of operations as they represent part of the transaction price of the contract. If the differentials, or other related costs, are incurred prior to the transfer of control of the oil, those costs are included in gathering, processing and transportation on the Company’s condensed consolidated statements of operations and are accounted for as costs incurred directly and not netted from the transaction price.

Concho Resources Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2020
Unaudited
Natural Gas Contracts. The majority of the Company’s natural gas is sold at the lease location, which is generally when control of the natural gas has been transferred to the purchaser. The natural gas is sold under (i) percentage of proceeds processing contracts, (ii) fee-based contracts or (iii) a hybrid of percentage of proceeds and fee-based contracts. Under the majority of the Company’s contracts, the purchaser gathers the natural gas in the field where it is produced and transports it via pipeline to natural gas processing plants where natural gas liquid products are extracted. The natural gas liquid products and remaining residue gas are then sold by the purchaser. Under the (i) percentage of proceeds and (ii) hybrid percentage of proceeds and fee-based contracts, the Company receives a percentage of the value for the extracted liquids and the residue gas less any applicable fee component. Under the fee-based contracts, the Company receives natural gas liquids and residue gas value, less the fee component, or is invoiced the fee component. To the extent control of the natural gas transfers upstream of the transportation and processing activities, revenue is recognized as the net amount received from the purchaser. To the extent that control transfers downstream of those activities, revenue is recognized on a gross basis, and the related costs are classified in gathering, processing and transportation on the Company’s condensed consolidated statements of operations.
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
General and administrative expense. The Company receives fees for the operation of jointly-owned oil and natural gas properties during the drilling and production phases and records such reimbursements as reductions to general and administrative expense. Such fees totaled $4 million for both the three months ended June 30, 2020 and 2019 and $9 million and $8 million for the six months ended June 30, 2020 and 2019, respectively.
Voluntary separation program. In May 2020, the Company offered employees who met certain eligibility criteria the option to participate in a voluntary separation program (“VSP”). Eligible employees received certain separation benefits. As a result, the Company recognized $30 million of charges during the second quarter of 2020. These charges were recorded in other income (expense) on the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2020. The Company expects to recognize an additional $6 million of charges during the remainder of 2020 related to the VSP.
Goodwill. Goodwill was assessed for impairment on an annual basis, or more frequently if indicators of impairment were present. Impairment tests, which involved the use of estimates related to the fair market value of the reporting unit with which goodwill was associated, were performed as of July 1 of each year. The balance of goodwill was allocated in its entirety to the Company’s one reporting unit. The reporting unit’s fair value is the Company’s enterprise value calculated as the combined market capitalization of the Company’s equity plus a control premium and the fair value of the Company’s long-term debt. If the results of the quantitative test were such that the fair value of the reporting unit was less than the carrying value, goodwill was then reduced by an amount that was equal to the amount by which the carrying value of the reporting unit exceeded the fair value.
The Company performed an impairment test at March 31, 2020 due to the significant decline in oil and natural gas prices as well as the reduced demand for oil and natural gas as a result of the COVID-19 pandemic and other supply factors during the first quarter of 2020. As a result, the Company impaired its entire goodwill balance of $1.9 billion. The impairment was due to the significant decline in the Company’s enterprise value. To estimate the fair value of the reporting unit at March 31, 2020, the Company used an average stock price of $41.63. The period over which this average stock price was calculated was shortened for the announcement of the COVID-19 pandemic to include the impact of the recent decline in oil and natural gas prices on the Company’s common stock. In addition, the Company’s control premium was based on the median control premium of recent transactions in the Company’s industry.

Recently adopted accounting pronouncements. In March 2020, the Securities and Exchange Commission (“SEC”) adopted final rules that amend the financial disclosure requirements for subsidiary issuers and guarantors of registered debt securities in Rule 3-10 of Regulation S-X. The amended rules, which can be found under new Rule 13-01 of Regulation S-X, narrow the circumstances that require separate financial statements of subsidiary issuers and guarantors and streamline the alternative disclosures required in lieu of those statements. The amended rules allow the registrants, among other things, to disclose summarized financial information of the issuer and guarantors on a combined basis and to present only the most recently completed fiscal year and subsequent year-to-date interim period. The rule allows the parent company to omit summarized financial information if it is not material, or if assets, liabilities, and results of operations of the combined issuers and guarantors of the security are not materially different than the amounts in the parent company’s condensed consolidated financial statements. The rule is effective January 4, 2021, but earlier compliance is permitted. The Company early adopted the rule in the first quarter of 2020 and chose to omit the summarized financial information as the combined financial

Concho Resources Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2020
Unaudited
statements of the issuer and guarantors were not materially different than the amounts in the Company’s condensed consolidated financial statements.
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“Topic 326”), which replaces the current “incurred loss” methodology for recognizing credit losses with an “expected loss” methodology. This new methodology requires that a financial asset measured at amortized cost be presented at the net amount expected to be collected. This standard is intended to provide more timely decision-useful information about the expected credit losses on financial instruments. In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments–Credit Losses,” which makes amendments to clarify the scope of the guidance, including the amendment clarifying that receivables arising from operating leases are not within the scope of Topic 326. The adoption of this guidance on January 1, 2020 did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures. Oil and natural gas sales receivables and joint interest receivables are the primary financial assets that are within the scope of the new guidance. A loss-rate method is applied to these receivables to estimate credit losses. The Company recognized a tax effected $1 million non-cash cumulative effect adjustment to retained earnings on its opening condensed consolidated balance sheet at January 1, 2020 to record an allowance for expected credit losses associated with the Company’s oil and natural gas sales receivables.
In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which simplifies various aspects of the income tax accounting guidance in ASC 740, including requirements related to the following: (i) hybrid tax regimes; (ii) the tax basis step-up in goodwill obtained in a transaction that is not a business combination; (iii) separate financial statements of entities not subject to tax; (iv) the intraperiod tax allocation exception to the incremental approach; (v) ownership changes in investments - changes from a subsidiary to an equity method investment (and vice versa); (vi) interim-period accounting for enacted changes in tax laws; and (vii) the year-to-date loss limitation in interim-period tax accounting. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years and early adoption is permitted. Under the current interim-period tax model, the Company records income taxes through the use of an estimated annual effective tax. The Company calculates its best estimate of the annual effective tax rate for the full fiscal year at the end of each interim reporting period and uses that rate to calculate income taxes on a year-to-date basis. If the Company’s year-to-date loss exceeds the anticipated loss for the year, the Company is not permitted to recognize tax benefits in excess of the amount that would be recognized if its year-to-date ordinary loss were the anticipated ordinary loss for the year. Under ASU 2019-12, the Company is no longer required to limit the tax benefit recognized in an interim period if it expects to realize a tax benefit. The Company early adopted ASU 2019-12 in the second quarter of 2020 as its year-to-date loss exceeded its anticipated loss for the year. As a result, the Company recognized an additional income tax benefit of $45 million for the six months ended June 30, 2020. The adoption of ASU 2019-12 will not change the total income tax benefit the Company is expected to recognize for the full year ending December 31, 2020.
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
In May 2020, the SEC adopted final rules that amend the financial statement requirements for significant business acquisitions and dispositions. Among other changes, the final rules modify the significance tests and improve the disclosure requirements for acquired or to be acquired businesses and related pro forma financial information, the periods those financial statements must cover, and the form and content of the pro forma financial information. The final rules do not modify requirements for the acquisition and disposition of significant amounts of assets that do not constitute a business. The final rules are effective January 1, 2021, but earlier compliance is permitted. The Company will consider these final rules during 2020, if applicable.

Concho Resources Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2020
Unaudited
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
A summary of the Company’s restricted stock shares and performance unit activity under the Plan for the six months ended June 30, 2020 is presented below:

	Restricted Stock Shares	Performance Units
Outstanding at December 31, 2019	1,485,352	324,437
Awards granted (a)	202,673	185,301
Awards canceled / forfeited	(32,177)	(13,935)
Lapse of restrictions	(340,767)	(6,915)
Outstanding at June 30, 2020	1,315,081	488,888

(a) Weighted average grant date fair value per share/unit	$83.02	$126.30
The following table reflects the future stock-based compensation expense to be recorded for all the stock-based compensation awards that were outstanding at June 30, 2020:

(in millions)
Remaining 2020	$33
2021	43
2022	21
2023	3
2024	2
2025	1
Thereafter	1
Total	$104

Concho Resources Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2020
Unaudited

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

Concho Resources Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2020
Unaudited
Financial Assets and Liabilities Measured at Fair Value
The following table presents the carrying amounts and fair values of the Company’s financial instruments at June 30, 2020 and December 31, 2019:

(in millions)	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Derivative instruments	$547	$547	$17	$17

Liabilities:
Derivative instruments	$10	$10	$119	$119
Credit facility	$—	$—	$—	$—
$600 million 4.375% senior notes due 2025 (a)	$595	$619	$595	$620
$1,000 million 3.75% senior notes due 2027 (a)	$990	$1,066	$990	$1,054
$1,000 million 4.3% senior notes due 2028 (a)	$990	$1,100	$989	$1,091
$800 million 4.875% senior notes due 2047 (a)	$790	$908	$789	$941
$600 million 4.85% senior notes due 2048 (a)	$592	$670	$592	$697

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
Derivative instruments. The fair value of the Company’s derivative instruments is estimated by management considering various factors, including closing exchange and over-the-counter quotations and the time value of the underlying commitments. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following tables summarize (i) the valuation of each of the Company’s financial instruments by required fair value hierarchy levels and (ii) the gross fair value by the appropriate balance sheet classification, even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the Company’s condensed consolidated balance sheets at June 30, 2020 and December 31, 2019. The Company nets the fair value of derivative instruments by counterparty in the Company’s condensed consolidated balance sheets.

Concho Resources Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2020
Unaudited

June 30, 2020
(in millions)	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
Assets:
Current:
Commodity derivatives	$—	$611	$—	$611	$(144)	$467
Noncurrent:
Commodity derivatives	—	137	—	137	(57)	80

Liabilities:
Current:
Commodity derivatives	—	(150)	—	(150)	144	(6)
Noncurrent:
Commodity derivatives	—	(61)	—	(61)	57	(4)

Net derivative instruments	$—	$537	$—	$537	$—	$537

December 31, 2019
	Fair Value Measurements Using
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
Assets:
Current:
Commodity derivatives	$—	$108	$—	$108	$(102)	$6
Noncurrent:
Commodity derivatives	—	31	—	31	(20)	11

Liabilities:
Current:
Commodity derivatives	—	(214)	—	(214)	102	(112)
Noncurrent:
Commodity derivatives	—	(27)	—	(27)	20	(7)

Net derivative instruments	$—	$(102)	$—	$(102)	$—	$(102)

Concho Resources Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2020
Unaudited
Concentrations of credit risk. At June 30, 2020, the Company’s primary concentrations of credit risk are the risk of collecting accounts receivable and the risk of counterparties’ failure to perform under derivative obligations.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are reported at fair value on a nonrecurring basis on the Company’s condensed consolidated balance sheets. The following methods and assumptions were used to estimate the fair values.
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
The Company recorded an impairment of long-lived assets during the first quarter of 2020 attributable to the significant decrease in value of the Company’s proved oil and natural gas reserves in both the Midland Basin and Delaware Basin primarily due to the significant decline in commodity prices.
The assumptions used in calculating the estimated fair values of the Midland Basin and Delaware Basin at March 31, 2020 are below.
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
At March 31, 2020, the Company’s estimates of commodity prices for purposes of determining undiscounted future cash flows, which were based on the NYMEX strip, ranged from a 2020 price of $28.22 per barrel of oil increasing to a 2026 price of $46.00 per barrel of oil. Natural gas prices ranged from a 2020 price of $1.99 per Mcf increasing to a 2026 price of $2.50 per Mcf. Both oil and natural gas commodity prices for this purpose were held flat after 2026.
The Company calculates the estimated fair values of its long-lived assets and their integrated assets using a discounted future cash flow model. Significant inputs associated with the calculation of discounted future net cash flows include estimates of (i) recoverable reserves, (ii) production rates, (iii) future operating and development costs, (iv) future commodity prices, and (v) a market-based weighted average cost of capital. The Company utilized NYMEX strip pricing, adjusted for differentials, to value the reserves. These are classified as Level 3 fair value assumptions.
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
During the three months ended March 31, 2020, NYMEX strip prices declined significantly as compared to December 31, 2019, resulting in a significant decrease in value of the Company’s economically recoverable proved oil and natural gas reserves. As such, the carrying amount of the Company’s proved oil and natural gas properties exceeded the expected undiscounted future net cash flows resulting in impairment charges against earnings of $7.8 billion, reducing the carrying values of the Company’s Midland Basin and Delaware Basin to their estimated fair values of approximately $3.1 billion and

Concho Resources Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2020
Unaudited
$3.9 billion, respectively, at March 31, 2020. These impairment charges are included in impairments of long-lived assets on the condensed consolidated statement of operations for the six months ended June 30, 2020. The Company recognized an impairment of $868 million to proved oil and natural gas properties during the three and six months ended June 30, 2019, primarily attributable to certain downward adjustments to the Company’s economically recoverable proved oil and natural gas reserves associated with properties in the Company’s Yeso field, which were subsequently sold in November 2019.
Unproved oil and natural gas properties are periodically assessed for impairment by considering future drilling and exploration plans, results of exploration activities, commodity price outlooks, planned future sales and expiration of all or a portion of the projects. During the three months ended June 30, 2020 and 2019, the Company recognized expenses of $8 million and $12 million, respectively, related to abandoned and expiring acreage. During the six months ended June 30, 2020 and 2019, the Company recognized expenses of $2.7 billion and $42 million, respectively, related to unproved oil and natural gas property impairments and abandoned and expiring acreage. Unproved oil and natural gas property impairments and abandoned and expiring acreage are included in exploration and abandonments expense on the accompanying condensed consolidated statements of operations.
The significant decline in oil and natural gas prices, as well as longer-term commodity price outlooks, related to reduced demand for oil and natural gas as a result of the COVID-19 pandemic and other supply factors provided indications of possible impairment of the Company’s unproved oil and natural gas properties at March 31, 2020. The Company calculated the estimated fair value of its unproved oil and natural gas properties based on the discounted future cash flow model and then corroborated these results to recent market data, when available. The Company's estimates of commodity prices for purposes of determining discounted future cash flows were similar to the inputs used in the proved property impairments discussed above. The discounted cash flows were further reduced by risk adjustments applied to probable and possible reserves. These are classified as Level 3 fair value assumptions. As a result, the Company recognized an impairment charge of approximately $2.7 billion to reduce the carrying value of certain unproved properties to their fair value as the Company’s future development plans became more uncertain due to significant declines in commodity prices.
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
The Company does not designate its derivative instruments to qualify for hedge accounting. Accordingly, the Company reflects changes in the fair value of its derivative instruments in its condensed consolidated statements of operations as they occur.
The following table summarizes the amounts reported in earnings related to the commodity derivative instruments for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Gain (loss) on derivatives, net:
Oil derivatives	$(497)	$195	$1,328	$(861)
Natural gas derivatives (a)	(17)	22	(73)	19
Total	$(514)	$217	$1,255	$(842)

(a) Includes propane price swaps.

Concho Resources Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2020
Unaudited
The following table represents the Company’s net cash receipts from (payments on) derivatives for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Net cash receipts from (payments on) derivatives:
Oil derivatives	$401	$(54)	$573	$(51)
Natural gas derivatives	14	4	43	1
Total	$415	$(50)	$616	$(50)

Concho Resources Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2020
Unaudited
Commodity derivative contracts. The following table sets forth the Company’s outstanding derivative contracts at June 30, 2020. When aggregating multiple contracts, the weighted average contract price is disclosed. All of the Company’s derivative contracts at June 30, 2020 are expected to settle by December 31, 2022.

	2020
	Third Quarter	Fourth Quarter	Total	2021	2022
Oil Price Swaps – WTI: (a)
Volume (MBbl)	13,770	11,774	25,544	32,482	6,604
Price per Bbl	$52.50	$53.84	$53.12	$46.89	$41.31
Oil Price Swaps – Brent: (b)
Volume (MBbl)	2,756	2,477	5,233	6,023	1,095
Price per Bbl	$49.75	$49.11	$49.45	$40.82	$45.55
Oil Basis Swaps: (c)
Volume (MBbl)	13,054	11,192	24,246	30,657	1,460
Price per Bbl	$(0.57)	$(0.69)	$(0.62)	$0.50	$0.18
WTI Oil Roll Swaps: (d)
Volume (MBbl)	—	—	—	730	—
Price per Bbl	$—	$—	$—	$(0.18)	$—
Natural Gas Price Swaps: (e)
Volume (BBtu)	33,418	31,258	64,676	97,600	36,500
Price per MMBtu	$2.44	$2.48	$2.46	$2.50	$2.38
Natural Gas Basis Swaps – Henry Hub/El Paso Permian: (f)
Volume (BBtu)	24,540	23,610	48,150	65,700	36,500
Price per MMBtu	$(1.00)	$(1.02)	$(1.01)	$(0.74)	$(0.72)
Natural Gas Basis Swaps – Henry Hub/WAHA: (g)
Volume (BBtu)	8,590	8,280	16,870	25,550	7,300
Price per MMBtu	$(1.00)	$(1.03)	$(1.02)	$(0.80)	$(0.85)
Propane Price Swaps: (h)
Volume (gal)	38,640	38,640	77,280	—	—
Price per gal	$0.52	$0.52	$0.52	$—	$—

(a) These oil derivative contracts are settled based on the NYMEX – West Texas Intermediate (“WTI”) calendar-month average futures price.
(b) These oil derivative contracts are settled based on the Brent calendar-month average futures price.
(c) The basis differential price is between Midland – WTI and Cushing – WTI. These contracts are settled on a calendar-month basis.
(d) These oil derivative contracts are settled based on differentials between the NYMEX – WTI prices for certain futures contracts.
(e) These natural gas derivative contracts are settled based on the NYMEX – Henry Hub last trading day futures price.
(f) The basis differential price is between NYMEX – Henry Hub and El Paso Permian.
(g) The basis differential price is between NYMEX – Henry Hub and WAHA.
(h) These contracts are settled based on the OPIS Mont Belvieu Propane (non-TET) calendar-month average futures price.

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
At June 30, 2020, the Company had a net derivative asset position of $537 million as a result of outstanding derivative contracts, which is reflected in the accompanying condensed consolidated balance sheet. The Company assessed this balance for concentration risk and noted balances of $116 million, $81 million, $56 million and $50 million with JPMorgan

Concho Resources Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2020
Unaudited
Chase Bank N.A., Wells Fargo Bank, N.A., Citibank, N.A. and PNC Bank, N.A., respectively. At June 30, 2020, the Company had receivables from counterparties under its derivative contracts of $73 million recorded in accounts receivable, net - oil and natural gas in its condensed consolidated balance sheet.
Note 6. Debt
The Company’s debt consisted of the following at June 30, 2020 and December 31, 2019:

(in millions)	June 30, 2020	December 31, 2019
Credit facility due 2022	$—	$—
4.375% unsecured senior notes due 2025 (a)	600	600
3.75% unsecured senior notes due 2027	1,000	1,000
4.3% unsecured senior notes due 2028	1,000	1,000
4.875% unsecured senior notes due 2047	800	800
4.85% unsecured senior notes due 2048	600	600
Unamortized original issue discount	(9)	(9)
Senior notes issuance costs, net	(34)	(36)
Less: current portion	—	—
Total long-term debt	$3,957	$3,955

(a) These notes are currently callable at 103.281%. For each of the twelve-month periods beginning on January 15, 2021, 2022, 2023 and thereafter, these notes are callable at 102.188%, 101.094% and 100%, respectively.

Credit Facility. The Company’s Credit Facility has a maturity date of May 9, 2022. At June 30, 2020, the Company’s commitments from its bank group were $2.0 billion, all of which were unused. During the six months ended June 30, 2020, the weighted average interest rate on the Credit Facility was 3.0 percent. At June 30, 2020, the majority of the Company’s 100 percent owned subsidiaries were guarantors under the Credit Facility.
Senior notes. Interest on the Company’s senior notes is paid in arrears semi-annually. The senior notes are fully and unconditionally guaranteed on a senior unsecured basis by the majority of the Company’s 100 percent owned subsidiaries, subject to customary release provisions, and rank equally in right of payments with one another. The customary release provisions were enumerated and discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes in the Company’s guarantor structure since December 31, 2019.
At June 30, 2020, the Company was in compliance with the covenants under all of its debt instruments.
Interest expense. The following amounts have been incurred and charged to interest expense for the three and six months ended June 30, 2020 and 2019:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cash payments for interest	$40	$46	$91	$109
Non-cash interest	1	2	3	3
Net changes in accruals	6	5	—	(8)
Interest costs incurred	47	53	94	104
Less: capitalized interest	(6)	(5)	(11)	(9)
Total interest expense	$41	$48	$83	$95

Concho Resources Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2020
Unaudited
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
Severance tax, royalty, joint interest and sales and use tax audits.  The Company is subject to routine severance, royalty, joint interest and sales and use tax audits from regulatory bodies and non-operators and makes accruals as necessary for estimated exposure when deemed probable and estimable. Additionally, the Company is subject to various possible contingencies that arise primarily from interpretations affecting the oil and natural gas industry. Such contingencies include differing interpretations as to the prices at which oil and natural gas sales may be made, the prices at which royalty owners may be paid for production from their leases, allowable costs under joint interest arrangements and other matters. Although the Company believes that it has estimated its exposure with respect to the various laws and regulations, administrative rulings and interpretations thereof, adjustments could be required as new interpretations and regulations are issued.
Commitments.  The Company periodically enters into contractual arrangements under which the Company is committed to expend funds. These contractual arrangements relate to purchase agreements the Company has entered into including water commitment agreements, throughput volume delivery commitments, fixed and variable power commitments, sand commitment agreements and other commitments. The following table summarizes the Company’s commitments at June 30, 2020:

(in millions)
Remaining 2020	$17
2021	78
2022	45
2023	38
2024	39
2025	38
Thereafter	86
Total (a)	$341

(a) Volume delivery commitments included in the table do not include the oil marketing contract discussed in the table below.

Concho Resources Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2020
Unaudited
At June 30, 2020, the Company’s delivery commitments covered the following gross volumes of oil and natural gas:

	Oil (MMBbl) (a)	Natural Gas (MMcf)
Remaining 2020	22	—
2021	51	1,634
2022	59	14,597
2023	51	18,838
2024	47	18,884
2025	33	16,425
Thereafter	115	16,425
Total	378	86,803

(a) Included in the table above is an oil marketing contract with a third-party purchaser that requires the Company to deliver fifty thousand barrels of oil per day through September 2024.

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
Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets. The Company’s short-term leases are primarily composed of drilling rigs and certain field equipment. During the three months ended June 30, 2020 and 2019, the Company’s gross lease costs related to its short-term leases were $54 million and $90 million, respectively, of which $31 million and $64 million, respectively, were capitalized as part of oil and natural gas properties. During the six months ended June 30, 2020 and 2019, the Company’s gross lease costs related to its short-term leases were $109 million and $174 million, respectively, of which $66 million and $131 million, respectively, were capitalized as part of oil and natural gas properties. A portion of the gross lease costs was reimbursed to the Company by other working interest owners.
Note 8. Income taxes
The Company records income taxes through the use of an estimated annual effective tax rate and specific events that are discretely recognized as they occur. For the three months ended June 30, 2020 and 2019, the Company recorded an income tax benefit of $132 million and $53 million, respectively, and an income tax benefit of $1.7 billion and $247 million for the six months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020, the Company recognized impairments of proved and unproved oil and natural gas properties of approximately $7.8 billion and $2.7 billion, respectively, which will cause its deferred tax balance to change from a net deferred tax liability at December 31, 2019 to a net deferred tax asset by December 31, 2020. This change in deferred tax position resulted in the need for a valuation allowance recorded against deferred tax assets that are not more likely than not to be realized. The Company recognized the valuation allowance as an ordinary item in its estimated annual effective tax rate.
At the end of each interim period, the Company applies an estimated annualized effective tax rate to the current period income or loss before income taxes, which can produce interim effective tax rate fluctuations. The effective income tax rates were 23 percent and 35 percent for the three months ended June 30, 2020 and 2019, respectively, and 15 percent and 24 percent for the six months ended June 30, 2020 and 2019. The difference between the U.S. federal statutory rate of 21 percent and the Company’s effective tax rate for the three and six months ended June 30, 2020 was primarily due to the impact of the nondeductible goodwill impairment reported discretely and the increase in valuation allowance, partially offset by state income tax benefits. The difference between the U.S. federal statutory rate of 21 percent and the Company’s effective tax rate for the three and six months ended June 30, 2019 was primarily due to research and development credits, net of unrecognized benefits, recorded in 2019.
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based upon the technical merits of the position. There have been no significant changes to the Company’s cumulative unrecognized tax benefits since December 31, 2019.

Concho Resources Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2020
Unaudited
In March 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), to stabilize the economy during the coronavirus pandemic. The CARES Act temporarily suspends and modifies certain tax laws established by the 2017 tax reform law known as the Tax Cuts and Jobs Act, including, but not limited to, modifications to net operating loss limitations, business interest limitations and alternative minimum tax. The CARES Act did not have a material impact on the Company’s current year provision or the Company’s condensed consolidated financial statements.
Note 9. Related party transactions
The Company paid royalties on certain properties to a partnership in which a director of the Company is the general partner and owns a 3.5 percent limited partnership interest. These payments totaled $1 million and $2 million for the three months ended June 30, 2020 and 2019, respectively, and $2 million and $4 million for the six months ended June 30, 2020 and 2019, respectively.
At June 30, 2020, the Company had ownership interests in entities that operate and manage various infrastructure assets and accounts for these investments using the equity method. The Company made payments to these entities of $29 million and $11 million for the three months ended June 30, 2020 and 2019, respectively, and $58 million and $15 million for the six months ended June 30, 2020 and 2019, respectively.
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
The following table reconciles the Company’s loss from operations and loss attributable to common stockholders to the basic and diluted loss used to determine the Company’s loss per share amounts for the three and six months ended June 30, 2020 and 2019 under the two-class method:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Net loss as reported	$(435)	$(97)	$(9,712)	$(792)
Participating basic earnings (a)	—	—	(1)	—
Basic loss attributable to common stockholders	(435)	(97)	(9,713)	(792)
Reallocation of participating earnings	—	—	—	—
Diluted loss attributable to common stockholders	$(435)	$(97)	$(9,713)	$(792)

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

Concho Resources Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2020
Unaudited
The following table is a reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Weighted average common shares outstanding:
Basic	195,285	199,185	195,305	199,184
Dilutive performance units	—	—	—	—
Diluted	195,285	199,185	195,305	199,184

The following table is a summary of the performance units that were not included in the computation of diluted earnings per share, as inclusion of these items would be antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Number of antidilutive units:
Performance units	491	431	493	430

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

Note 11. Stockholders' equity
Share repurchase program. In September 2019, the Company announced that its board of directors authorized the initiation of a share repurchase program for up to $1.5 billion of the Company’s common stock. During January 2020, the Company repurchased and retired 1,125,906 shares under the program at an aggregate cost of $100 million. The Company did not repurchase any shares from February 2020 through June 2020. As of June 30, 2020, the Company had repurchased and retired a total of 4,426,276 shares since the inception of the program at an aggregate cost of $350 million. The Company’s share repurchase program may be modified, suspended or terminated at any time by the Company’s board of directors. The Company is not obligated to acquire any specific number of shares.
Common stock dividends. The Company paid dividends of $40 million, or $0.20 per share, and $79 million, or $0.40 per share, during the three and six months ended June 30, 2020, respectively. Any payment of future dividends will be at the discretion of the Company’s board of directors. Covenants contained in the Company’s agreement governing its Credit Facility and the indentures governing the Company’s senior notes could limit the payment of dividends.
Note 12. Subsequent events
2020 dividends. On July 28, 2020, the Company’s board of directors approved a cash dividend of $0.20 per share for the third quarter of 2020 that is expected to be paid on September 28, 2020 to stockholders of record as of August 7, 2020.

Concho Resources Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2020
Unaudited
New commodity derivative contracts.  After June 30, 2020, the Company entered into the following derivative contracts to hedge additional amounts of estimated future production:

	2020
	Third Quarter	Fourth Quarter	Total	2021	2022
Oil Price Swaps – WTI: (a)
Volume (MBbl)	377	342	719	—	365
Price per Bbl	$41.85	$41.94	$41.89	$—	$42.72
Oil Basis Swaps: (b)
Volume (MBbl)	—	—	—	—	5,110
Price per Bbl	$—	$—	$—	$—	$0.27
WTI Oil Roll Swaps: (c)
Volume (MBbl)	2,303	4,876	7,179	—	—
Price per Bbl	$(0.20)	$(0.20)	$(0.20)	$—	$—
Natural Gas Price Swaps: (d)
Volume (BBtu)	2,440	3,680	6,120	—	—
Price per MMBtu	$2.09	$2.09	$2.09	$—	$—
Natural Gas Basis Swaps – Henry Hub/El Paso Permian: (e)
Volume (BBtu)	2,745	2,760	5,505	17,330	—
Price per MMBtu	$(0.40)	$(0.40)	$(0.40)	$(0.45)	$—
Propane Price Swaps: (f)
Volume (gal)	7,686	11,592	19,278	—	—
Price per gal	$0.51	$0.51	$0.51	$—	$—

(a) These oil derivative contracts are settled based on the NYMEX – WTI calendar-month average futures price.
(b) The basis differential price is between Midland – WTI and Cushing – WTI. These contracts are settled on a calendar-month basis.
(c) These oil derivative contracts are settled based on differentials between the NYMEX – WTI prices for certain futures contracts.
(d) These natural gas derivative contracts are settled based on the NYMEX – Henry Hub last trading day futures price.
(e) The basis differential price is between NYMEX – Henry Hub and El Paso Permian.
(f) These contracts are settled based on the OPIS Mont Belvieu Propane (non-TET) calendar-month average futures price.

Concho Resources Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2020
Unaudited
Note 13. Supplementary information

Capitalized costs

(in millions)	June 30, 2020	December 31, 2019
Oil and natural gas properties:
Proved	$23,934	$22,915
Unproved	2,979	5,870
Less: accumulated depletion	(16,419)	(7,895)
Net capitalized costs for oil and natural gas properties	$10,494	$20,890

Costs incurred for oil and natural gas producing activities

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Property acquisition costs:
Proved	$10	$—	$17	$—
Unproved	2	9	7	13
Exploration	180	435	477	897
Development	141	350	411	814
Total costs incurred for oil and natural gas properties	$333	$794	$912	$1,724

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
Financial and Operating Performance
Our financial and operating performance for the six months ended June 30, 2020 and 2019 included the following highlights:
•Net loss was $9,712 million ($(49.73) per diluted share) as compared to net loss of $792 million ($(3.98) per diluted share) for the six months ended June 30, 2020 and 2019, respectively. The increase in net loss was primarily due to:
•$6,904 million increase in impairments of our proved oil and natural gas properties during the six months ended June 30, 2020;
•$2,671 million increase in exploration and abandonments primarily due to impairments of our unproved oil and natural gas properties during the six months ended June 30, 2020;
•$1,917 million of impairments of goodwill during the six months ended June 30, 2020;
•$835 million decrease in oil and natural gas revenues primarily due to the decrease in commodity price realization per Boe (excluding the effects of derivatives); and
•$520 million change in other income due to an expense of $213 million primarily due to an impairment to one of our equity method investments during the six months ended June 30, 2020, as compared to income of $307 million, primarily due to a gain on the sale of our ownership interest in the subsidiary of one of our equity method investments during the six months ended June 30, 2019;
partially offset by:
•$2,097 million change in (gain) loss on derivatives, net due to a net gain on derivatives of $1,255 million during the six months ended June 30, 2020, as compared to a net loss on derivatives of $842 million in 2019;
•$1,452 million increase in income tax benefits;
•$148 million decrease in depreciation, depletion and amortization expense, primarily due to the decrease in the depletion rate per Boe; and
•$100 million net gain on disposition of assets primarily due to our contribution of certain water infrastructure assets in exchange for additional ownership interests in the entity.
•Average daily sales volumes of 323 MBoe per day during the six months ended June 30, 2020, as compared to 329 MBoe per day during the same period in 2019.
•Net cash provided by operating activities increased by $123 million to $1,525 million for the six months ended June 30, 2020, as compared to $1,402 million for the six months ended June 30, 2019.

Commodity Prices
Our results of operations are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond our control. Recently, there has been a substantial decrease in oil and natural gas prices due in part to significantly decreased demand as a result of the novel coronavirus (“COVID-19”) pandemic and an oversupply of crude oil driven by a dispute between members of the Organization of Petroleum Exporting Countries (“OPEC”) and Russia over production cuts. A combination of these factors resulted in the price of oil to fall below zero to $(37.63) per barrel on April 20, 2020, recovering the following day to $10.01 per barrel. Oil prices remain volatile due to the continued impact of and uncertainty surrounding the COVID-19 pandemic. Factors that may impact future commodity prices, including the price of oil and natural gas, include but are not limited to:
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
•activism or activities by non-governmental organizations to limit certain sources of capital for the energy sector or restrict the exploration, development and production of oil and natural gas;
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
Although we cannot predict the occurrence of events that may affect future commodity prices or the degree to which these prices will be affected, the prices for any commodity that we produce will generally approximate current market prices in the geographic region of the production. From time to time, we may hedge a portion of our commodity price risk to mitigate the impact of price volatility on our business. See Notes 5 and 12 of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Condensed Consolidated Financial Statements (Unaudited)” for additional information regarding our commodity derivative positions at June 30, 2020 and additional derivative contracts entered into subsequent to June 30, 2020, respectively.

The following table sets forth the average New York Mercantile Exchange (“NYMEX”) oil and natural gas prices for the three and six months ended June 30, 2020 and 2019, as well as the high and low NYMEX prices for the same periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Average NYMEX prices:
Oil (Bbl)	$28.42	$59.86	$37.38	$57.38
Natural gas (MMBtu)	$1.75	$2.51	$1.81	$2.69

High and Low NYMEX prices:
Oil (Bbl):
High	$40.46	$66.30	$63.27	$66.30
Low	$(37.63)	$51.14	$(37.63)	$45.41
Natural gas (MMBtu):
High	$2.13	$2.71	$2.20	$3.59
Low	$1.48	$2.19	$1.48	$2.19

Further, the NYMEX oil price and NYMEX natural gas price reached highs and lows of $41.96 and $39.62 per Bbl and $1.88 and $1.64 per MMBtu, respectively, during the period from July 1, 2020 to July 27, 2020. At July 27, 2020, the NYMEX oil price and NYMEX natural gas price were $41.60 per Bbl and $1.73 per MMBtu, respectively.
We derive a portion of our total natural gas revenues from the value of the natural gas liquids contained in our natural gas, with the remaining portion coming from the value of the dry natural gas residue. The average Mont Belvieu price for a blended barrel of natural gas liquids was $13.13 per Bbl and $20.16 per Bbl during the three months ended June 30, 2020 and 2019, respectively, and $14.11 per Bbl and $22.15 per Bbl during the six months ended June 30, 2020 and 2019, respectively.
Recent Events and Outlook

2020 dividends. On July 28, 2020, our board of directors approved a cash dividend of $0.20 per share for the third quarter of 2020 that is expected to be paid on September 28, 2020 to stockholders of record as of August 7, 2020. Total cash dividends paid to our stockholders during the six months ended June 30, 2020 were $79 million.
Solaris. In June 2020, we sold certain water infrastructure assets primarily in Lea County, New Mexico to Solaris Midstream Holdings, LLC (“Solaris”) in exchange for additional ownership interests in the entity. Solaris owns and operates produced water gathering, transportation, disposal, recycling and storage infrastructure assets in the Permian Basin. See Note 2 of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Condensed Consolidated Financial Statements (Unaudited)” for additional information on Solaris.
Other events. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial and commodity markets. In addition, the pandemic has resulted in travel restrictions, business closures and the institution of quarantining and other restrictions on movement in many communities. As a result, there has been a significant reduction in demand for and prices of oil and natural gas, which has adversely affected our business. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, is uncertain and depends on various factors, including how the pandemic and measures taken in response to it impact demand for oil and natural gas, the availability of personnel, equipment and services critical to our ability to operate our properties and the impact of potential governmental restrictions on travel, transports and operations. There is uncertainty around the extent and duration of disruption, including any resurgence, and we expect that the longer the period of such disruption continues, the greater the adverse impact will be on our business. The degree to which the COVID-19 pandemic or any other public health crisis adversely impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, its impact on the U.S. and world economies, the U.S. capital markets and market conditions, and how quickly and to what extent normal economic and operating conditions can resume.
While crude prices have recovered from recent lows, further recovery in demand and reductions in global oil inventories will be required to return oil prices to pre-pandemic and economic slowdown levels. Within the United States, the combination of producer activity reduction and production curtailments was sufficient to reduce domestic supply below demand and prevent material infrastructure operational curtailments from occurring. However, with curtailed U.S. volumes returning, we may choose to curtail some or all of our estimated production due to future changes in supply and demand fundamentals.

Derivative Financial Instruments
Derivative financial instrument exposure. At June 30, 2020, the fair value of our financial derivatives was a net asset of $537 million. Under the terms of our financial derivative instruments, we do not have exposure to potential “margin calls” on our financial derivative instruments. We currently have no reason to believe that our counterparties to these commodity derivative contracts are not financially viable. The terms of our credit facility, as amended and restated (“Credit Facility”), do not allow us to offset amounts we may owe a lender against amounts we may be owed related to our derivative financial instruments with such party.
New commodity derivative contracts. After June 30, 2020, we entered into derivative contracts to hedge additional amounts of estimated future production. Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Condensed Consolidated Financial Statements (Unaudited)” for additional information regarding these commodity derivative contracts.

Results of Operations
The following table sets forth summary information concerning our production and operating data for the three and six months ended June 30, 2020 and 2019. Because of normal production declines, increased or decreased drilling activities, fluctuations in commodity prices and the effects of acquisitions and divestitures, the historical information presented below should not be interpreted as being indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Production and operating data:
Net production volumes:
Oil (MBbl)	18,175	18,726	37,195	37,662
Natural gas (MMcf)	65,395	67,104	129,047	130,873
Total (MBoe)	29,074	29,910	58,703	59,474

Average daily production volumes:
Oil (MBbl)	200	206	204	208
Natural gas (MMcf)	719	737	709	723
Total (MBoe)	319	329	323	329

Average prices per unit: (a)
Oil, without derivatives (Bbl)	$23.66	$56.02	$35.01	$52.68
Oil, with derivatives (Bbl) (b)	$45.74	$53.15	$50.42	$51.35
Natural gas, without derivatives (Mcf)	$0.68	$1.16	$0.73	$1.88
Natural gas, with derivatives (Mcf) (b)	$0.88	$1.22	$1.06	$1.89
Total, without derivatives (Boe)	$16.31	$37.68	$23.79	$37.51
Total, with derivatives (Boe) (b)	$30.57	$36.02	$34.28	$36.68

Operating costs and expenses per Boe: (a)
Oil and natural gas production	$4.37	$6.31	$4.96	$6.09
Production and ad valorem taxes	$1.74	$2.81	$2.13	$2.86
Gathering, processing and transportation	$1.48	$0.73	$1.58	$0.80
Depreciation, depletion and amortization	$9.32	$15.96	$13.54	$15.86
General and administrative	$2.26	$2.89	$2.31	$2.98

(a)	Per unit and per Boe amounts calculated using dollars and volumes rounded to thousands.

(b)	Includes the effect of net cash receipts from (payments on) derivatives:

		Three Months Ended June 30,		Six Months Ended June 30,
	(in millions)	2020	2019	2020	2019
	Net cash receipts from (payments on) derivatives:
	Oil derivatives	$401	$(54)	$573	$(51)
	Natural gas derivatives	14	4	43	1
	Total	$415	$(50)	$616	$(50)

	The presentation of average prices with derivatives is a result of including the net cash receipts from (payments on) commodity derivatives that are presented in our condensed consolidated statements of cash flows. This presentation of average prices with derivatives is a means by which to reflect the actual cash performance of our commodity derivatives for the respective periods and presents oil and natural gas prices with derivatives in a manner consistent with the presentation generally used by the investment community.

Oil and natural gas revenues. Revenue from oil and natural gas operations was $474 million for the three months ended June 30, 2020, a decrease of $653 million (58 percent) from $1,127 million for 2019. Revenue from oil and natural gas operations was $1,396 million for the six months ended June 30, 2020, a decrease of $835 million (37 percent) from $2,231 million for 2019. The decrease was primarily due to the decrease in oil and natural gas prices (excluding the effects of derivative activities) and production.
Specific factors affecting oil and natural gas revenues include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net production volumes:
Oil (MBbl)	18,175	18,726	37,195	37,662
Natural gas (MMcf)	65,395	67,104	129,047	130,873

Average prices per unit:
Average NYMEX oil price (Bbl)	$28.42	$59.86	$37.38	$57.38
Realized oil price (Bbl)	$23.66	$56.02	$35.01	$52.68
Differential to NYMEX	$(4.76)	$(3.84)	$(2.37)	$(4.70)

Average NYMEX natural gas price (MMBtu)	$1.75	$2.51	$1.81	$2.69
Realized natural gas price (Mcf)	$0.68	$1.16	$0.73	$1.88
Average realized natural gas price as a percentage of NYMEX	39%	46%	40%	70%

•total oil production for the three and six months ended June 30, 2020 decreased 551 MBbl (3 percent) and 467 MBbl (1 percent), respectively, as compared to the same periods in 2019 primarily due to the sale of our New Mexico Shelf assets in 2019 and production declines in excess of additional production from wells completed during 2019 and 2020;
•average realized oil price (excluding the effects of derivative activities) decreased 58 percent and 34 percent for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. The decrease in average realized oil price was primarily due to a decrease in the average NYMEX price, partially offset by the narrowing of the basis differential. The basis differential (referred to as the “Mid-Cush differential”) between the location of Midland, Texas and Cushing, Oklahoma (settlement location for NYMEX pricing) for our oil directly impacts our realized oil price. For the three months ended June 30, 2020 and 2019, the average market Mid-Cush differentials were price reductions of $0.27 per Bbl and $2.14 per Bbl, respectively. For the six months ended June 30, 2020 and 2019, the average market Mid-Cush differentials was a price benefit of $0.27 per Bbl and a price reduction of $3.00 per Bbl, respectively. Our oil price differential relative to NYMEX excluding the Mid-Cush differential was $(4.49) per Bbl and $(2.64) per Bbl for the three and six months ended June 30, 2020, respectively. The difference was primarily due to a larger negative calendar month average roll price (“CMA Roll”), during the second quarter of 2020. CMA Roll is the difference between the NYMEX – West Texas Intermediate calendar-month average price and the physical oil delivery month price we receive which was impacted by the steepening of the contango curve for oil during the second quarter;
•total natural gas production for the three and six months ended June 30, 2020 decreased 1,709 MMcf (3 percent) and 1,826 MMcf (1 percent), respectively, as compared to the same periods in 2019 primarily due to the sale of our New Mexico Shelf assets in 2019 and production declines in excess of additional production from wells completed during 2019 and 2020; and
•average realized natural gas price (excluding the effects of derivative activities) decreased 41 percent and 61 percent for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. We derive a portion of our total natural gas revenues from the value of the natural gas liquids contained in our natural gas, with the remaining portion coming from the value of the dry natural gas residue. The average Mont Belvieu price for a blended barrel of natural gas liquids decreased from $20.16 and $22.15 per Bbl during the three and six months ended June 30, 2019, respectively, to $13.13 and $14.11 per Bbl during the three and six months ended June 30, 2020, respectively. In addition, the continued concerns of rising natural gas production relative to the ability to transport natural gas out of the Permian Basin resulted in the widening of the price differential for natural gas residue. These widening natural gas residue differentials negatively impacted our realized natural gas prices during both the three and six months ended June 30, 2020 and 2019. The combination of these factors resulted in a realized natural gas price of 39 percent and 40 percent of the average NYMEX natural gas price for the three and six months ended

June 30, 2020, respectively, and 46 percent and 70 percent during the three and six months ended June 30, 2019, respectively.
Oil and natural gas production expenses. The following table provides the components of our oil and natural gas production expenses for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020		2019
(in millions, except per unit amounts)	Amount	Per Boe	Amount	Per Boe
Lease operating expenses	$125	$4.29	$177	$5.93
Workover costs	2	0.08	11	0.38
Total oil and natural gas production expenses	$127	$4.37	$188	$6.31

	Six Months Ended June 30,
	2020		2019
(in millions, except per unit amounts)	Amount	Per Boe	Amount	Per Boe
Lease operating expenses	$281	$4.79	$343	$5.76
Workover costs	10	0.17	19	0.33
Total oil and natural gas production expenses	$291	$4.96	$362	$6.09

Lease operating expenses were $125 million ($4.29 per Boe) for the three months ended June 30, 2020, which was a decrease of $52 million from $177 million ($5.93 per Boe) during the same period in 2019. Lease operating expenses were $281 million ($4.79 per Boe) for the six months ended June 30, 2020, which was a decrease of $62 million from $343 million ($5.76 per Boe) during the same period in 2019. The decrease was primarily due to the New Mexico Shelf divestiture in November 2019 and various cost saving initiatives throughout the Company, partially offset by additional wells successfully drilled and completed during 2019 and 2020. The decrease in lease operating expenses per Boe was primarily due to the decrease in lease operating expenses noted above.
Workover costs were $2 million ($0.08 per Boe) and $11 million ($0.38 per Boe) for the three months ended June 30, 2020 and 2019, respectively. Workover costs were $10 million ($0.17 per Boe) and $19 million ($0.33 per Boe) for the six months ended June 30, 2020 and 2019, respectively. The decrease in workover costs was primarily the result of the Company’s cost saving initiatives.
Production and ad valorem taxes. The following table provides the components of our production and ad valorem tax expenses for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020		2019
(in millions, except per unit amounts)	Amount	Per Boe	Amount	Per Boe
Production taxes	$32	$1.10	$70	$2.32
Ad valorem taxes	19	0.64	14	0.49
Total production and ad valorem taxes	$51	$1.74	$84	$2.81

	Six Months Ended June 30,
	2020		2019
(in millions, except per unit amounts)	Amount	Per Boe	Amount	Per Boe
Production taxes	$88	$1.50	$140	$2.35
Ad valorem taxes	37	0.63	30	0.51
Total production and ad valorem taxes	$125	$2.13	$170	$2.86

Production taxes per unit of production were $1.10 per Boe during the three months ended June 30, 2020, a decrease of 53 percent from $2.32 per Boe during the same period in 2019. Production taxes per Boe were $1.50 per Boe during the six months ended June 30, 2020, a decrease of 36 percent from $2.35 per Boe during the same period in 2019. For the three and six months ended June 30, 2020, our revenue per Boe (excluding the effects of derivatives) decreased 57 percent and 37 percent, respectively, as compared to the same periods in 2019. The decrease in production taxes per Boe was primarily due to lower realized revenue per Boe along with a higher percentage of our total production originating in Texas, which has a lower tax rate than New Mexico.
Production taxes fluctuate with the market value of our production sold, while ad valorem taxes are generally based on the valuation of our oil and natural gas properties at the beginning of the year, which vary across the different areas in which we operate.

Ad valorem taxes increased $5 million and $7 million during the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019, primarily due to additional wells drilled and completed, along with a higher percentage of our wells located in Texas, which has higher ad valorem tax rates than New Mexico.
Gathering, processing and transportation costs. The following table shows the gathering, processing and transportation costs for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020		2019
(in millions, except per unit amounts)	Amount	Per Boe	Amount	Per Boe
Gathering, processing and transportation costs	$43	$1.48	$22	$0.73

	Six Months Ended June 30,
	2020		2019
(in millions, except per unit amounts)	Amount	Per Boe	Amount	Per Boe
Gathering, processing and transportation costs	$93	$1.58	$48	$0.80

Gathering, processing and transportation costs were $43 million ($1.48 per Boe) for the three months ended June 30, 2020, an increase of 95 percent from $22 million ($0.73 per Boe) during same period in 2019. Gathering, processing and transportation costs were $93 million ($1.58 per Boe) for the six months ended June 30, 2020, an increase of 94 percent from $48 million ($0.80 per Boe) during same period in 2019. The increase in gathering, processing and transportation costs was primarily due to a marketing contract that began in October 2019 that requires us to deliver 50,000 barrels of oil per day through September 2024.
Exploration and abandonments expense. The following table provides the components of our exploration and abandonments expense for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Geological and geophysical	$2	$3	$4	$9
Unproved impairments and leasehold abandonments	8	12	2,721	42
Other	6	2	10	13
Total exploration and abandonments	$16	$17	$2,735	$64

Our geological and geophysical expense for the periods presented above primarily consists of the costs of acquiring and processing subsurface data to better characterize and develop our resources.
We recorded $8 million and $12 million of unproved impairments and leasehold abandonments for the three months ended June 30, 2020 and 2019, respectively, and $2,721 million and $42 million for the six months ended June 30, 2020 and 2019, respectively. Unproved impairments and leasehold abandonments during the six months ended June 30, 2020 were primarily related to impairments of certain unproved properties as our future development plans became more uncertain due to significant declines in commodity prices. See Note 4 of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Condensed Consolidated Financial Statements (Unaudited)” for additional information. Leasehold abandonments during the three months ended June 30, 2020 and 2019 and six months ended June 30, 2019 were primarily related to certain expiring acreage and acreage where we had no future plans to drill located primarily in the Delaware Basin.

Other expense for the periods presented above primarily consists of surface and title costs on locations that we no longer intend to drill, certain plugging costs, delay rentals and other exploratory well costs. Other expense for the six months ended June 30, 2019 was primarily due to the abandonment of one exploratory well as a result of certain mechanical issues encountered during the completion of the well that made it unable to produce hydrocarbons.

Depreciation, depletion and amortization expense. The following table provides components of our depreciation, depletion and amortization expense for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020		2019
(in millions, except per unit amounts)	Amount	Per Boe	Amount	Per Boe
Depletion of proved oil and natural gas properties	$262	$9.02	$470	$15.69
Depreciation of other property and equipment	9	0.29	7	0.25
Amortization of intangible assets	—	0.01	1	0.02
Total depletion, depreciation and amortization	$271	$9.32	$478	$15.96

	Six Months Ended June 30,
	2020		2019
(in millions, except per unit amounts)	Amount	Per Boe	Amount	Per Boe
Depletion of proved oil and natural gas properties	$777	$13.24	$927	$15.58
Depreciation of other property and equipment	17	0.29	14	0.25
Amortization of intangible assets	1	0.01	2	0.03
Total depletion, depreciation and amortization	$795	$13.54	$943	$15.86

Oil price used to estimate proved oil reserves at period end	$43.60		$57.90
Natural gas price used to estimate proved natural gas reserves at period end	$2.07		$3.02

Depletion of proved oil and natural gas properties was $262 million ($9.02 per Boe) for the three months ended June 30, 2020, a decrease of $208 million (44 percent) from $470 million ($15.69 per Boe) during the same period in 2019. Depletion of proved oil and natural gas properties was $777 million ($13.24 per Boe) for the six months ended June 30, 2020, a decrease of $150 million (16 percent) from $927 million ($15.58 per Boe) during the same period in 2019. The decrease in depletion expense was primarily due to the decrease in depletion rate per Boe. The decrease in depletion expense per Boe was primarily due to impairment charges recognized during the first quarter of 2020, as discussed below, partially offset by certain downward adjustments to our economically recoverable proved oil and natural gas reserves.
Impairments of long-lived assets. During the six months ended June 30, 2020, we recognized impairment charges of approximately $7.8 billion attributable to the decrease in value of our proved oil and natural gas reserves in both the Midland Basin and Delaware Basin, primarily due to the significant decline in commodity prices. During the three and six months ended June 30, 2019, we recognized an impairment charge of $868 million that was primarily attributable to certain downward adjustments to our economically recoverable proved oil and natural gas reserves associated with properties in our Yeso field. See Note 4 of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Condensed Consolidated Financial Statements (Unaudited)” for additional information on the fair value assumptions used for long-lived assets.
Impairments of goodwill. At March 31, 2020, we performed a goodwill impairment test and impaired our entire goodwill balance of $1.9 billion. The impairment was primarily due to a decline in our market capitalization along with declines in observable control premiums. See Note 2 of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Condensed Consolidated Financial Statements (Unaudited)” for additional information on the impairment of goodwill.
General and administrative expenses. The following table provides components of our general and administrative expenses for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020		2019
(in millions, except per unit amounts)	Amount	Per Boe	Amount	Per Boe
General and administrative expenses	$52	$1.86	$69	$2.25
Less: Operating fee reimbursements	(4)	(0.16)	(4)	(0.14)
Non-cash stock-based compensation	17	0.56	23	0.78
Total general and administrative expenses	$65	$2.26	$88	$2.89

	Six Months Ended June 30,
	2020		2019
(in millions, except per unit amounts)	Amount	Per Boe	Amount	Per Boe
General and administrative expenses	$108	$1.87	$140	$2.33
Less: Operating fee reimbursements	(9)	(0.15)	(8)	(0.14)
Non-cash stock-based compensation	35	0.59	47	0.79
Total general and administrative expenses	$134	$2.31	$179	$2.98

Total general and administrative expenses were $65 million ($2.26 per Boe) for the three months ended June 30, 2020, a decrease of $23 million (26 percent) from $88 million ($2.89 per Boe) during the same period in 2019. Total general and administrative expenses were $134 million ($2.31 per Boe) for the six months ended June 30, 2020, a decrease of $45 million (25 percent) from $179 million ($2.98 per Boe) during the same period in 2019. The decrease in cash general and administrative expenses was primarily due to lower variable compensation accruals and lower employee headcount. The decrease in non-cash stock-based compensation expenses was primarily due to lower employee headcount, the lapse of restrictions of certain equity awards in July 2019 that were granted in conjunction with the acquisition of RSP Permian, Inc. and the modification of certain awards related to our voluntary separation program (“VSP”) implemented in May 2020. The decrease in total general and administrative expenses per Boe was primarily the result of the decrease in total general and administrative expenses noted above, partially offset by lower production volumes.
We receive fees for the operation of jointly-owned oil and natural gas properties during the drilling and production phases and record such reimbursements as reductions to general and administrative expenses on the condensed consolidated statements of operations. We earned reimbursements of $4 million during both the three months ended June 30, 2020 and 2019, and $9 million and $8 million during the six months ended June 30, 2020 and 2019, respectively.

Gain (loss) on derivatives, net. The following table sets forth the net gain (loss) on derivatives for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Gain (loss) on derivatives, net:
Oil derivatives	$(497)	$195	$1,328	$(861)
Natural gas derivatives	(17)	22	(73)	19
Total	$(514)	$217	$1,255	$(842)

The following table represents our net cash receipts from (payments on) derivatives for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Net cash receipts from (payments on) derivatives:
Oil derivatives	$401	$(54)	$573	$(51)
Natural gas derivatives	14	4	43	1
Total	$415	$(50)	$616	$(50)

Our earnings are affected by the changes in value of our derivatives portfolio between periods and the related cash settlements of those derivatives, which could be significant. To the extent the future commodity price outlook declines between measurement periods, we will have mark-to-market gains; while to the extent the future commodity price outlook increases between measurement periods, we will have mark-to-market losses. See Note 4 of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Condensed Consolidated Financial Statements (Unaudited)” for additional information regarding significant judgments made in classifying financial instruments in the fair value hierarchy.

Net (gain) loss on disposition of assets and other. During the three and six months ended June 30, 2020, we recorded a net gain on disposition of assets of $107 million and $100 million, respectively, primarily due to a gain of $107 million related to our contribution of certain water infrastructure assets to Solaris in exchange for additional ownership interests in the entity.
Interest expense. The following table sets forth interest expense, weighted average interest rates and weighted average debt balances for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Interest expense, as reported	$41	$48	$83	$95
Capitalized interest	6	5	11	9
Interest expense, excluding impact of capitalized interest	$47	$53	$94	$104

Weighted average interest rate - credit facility	—%	4.3%	3.0%	4.4%
Weighted average interest rate - senior notes	4.4%	4.4%	4.4%	4.4%
Total weighted average interest rate	4.4%	4.4%	4.4%	4.4%

Weighted average credit facility balance	$—	$630	$19	$567
Weighted average senior notes balance	4,000	4,000	4,000	4,000
Total weighted average debt balance	$4,000	$4,630	$4,019	$4,567

The decrease in interest expense during the three and six months ended June 30, 2020 as compared to the same periods in 2019 was primarily due to the decrease in the weighted average Credit Facility balance.
Other, net. During the three months ended June 30, 2020, we recorded other expense of $18 million primarily due to certain charges related to the VSP, partially offset by equity method investment income of $4 million and certain reimbursements during the second quarter of 2020. We recognized $30 million of VSP charges during the second quarter of 2020 and expect to recognize an additional $6 million during the remainder of 2020. During the six months ended June 30, 2020, we recorded other expense of $213 million, primarily due to a $204 million other than temporary impairment of an equity method investment and certain charges related to the VSP, as mentioned above, partially offset by certain reimbursements received during 2020 and other income. During the three and six months ended June 30, 2019, we recorded other income of $303 million and $307 million, respectively, primarily related to $289 million of cash proceeds from the sale of our ownership interest in the subsidiary of one of our equity method investments, Oryx Southern Delaware Holdings, LLC (“Oryx”).

Income tax provisions. We recorded an income tax benefit of $132 million and $53 million for the three months ended June 30, 2020 and 2019, respectively, and an income tax benefit of $1.7 billion and $247 million for the six months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020, we recorded impairments of proved and unproved oil and natural gas properties of $7.8 billion and $2.7 billion, respectively, which caused our deferred tax balance to change from a net deferred tax liability to a net deferred tax asset, resulting in a valuation allowance against our deferred tax assets. We recognized the valuation allowance as an ordinary item in our estimated annual effective tax rate.
Our effective income tax rates were 23 percent and 35 percent for the three months ended June 30, 2020 and 2019, respectively, and 15 percent and 24 percent for the six months ended June 30, 2020 and 2019, respectively. The difference between the U.S. federal statutory rate of 21 percent and our effective tax rate for the three and six months ended June 30, 2020 was primarily due to the impact of the nondeductible goodwill impairment reported discretely and the increase in valuation allowance, partially offset by state income tax benefits. The difference between the U.S. federal statutory rate of 21 percent and our effective tax rate for the three and six months ended June 30, 2019 was primarily due to research and development credits, net of unrecognized benefits, recorded in 2019.

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
2020 capital budget and costs incurred. In March 2020, in response to the substantial decrease in oil and natural gas prices, we announced that we reduced our 2020 planned capital expenditures to approximately $1.6 billion from the original plan of $2.6 billion to $2.8 billion. Based on our current expectations of commodity prices and cost, we expect to fund our 2020 capital budget primarily with operating cash flows. However, if we experience sustained commodity prices lower than our forecasted pricing without sufficient costs reductions, we may adjust our capital budget to preserve our financial strength.
Our costs incurred on oil and natural gas properties, excluding acquisitions, during the six months ended June 30, 2020 totaled $888 million. Our capital expenditures during the six months ended June 30, 2020 were primarily funded from cash flows from operations.
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
2020 dividends. On July 28, 2020, our board of directors approved a cash dividend of $0.20 per share for the third quarter of 2020 that is expected to be paid on September 28, 2020 to stockholders of record as of August 7, 2020. Total cash dividends paid to our stockholders during the six months ended June 30, 2020 were $79 million. We intend to continue to pay a quarterly dividend of $0.20 per share in the near future; however, any payment of future dividends will be at the discretion of our board of directors and may be suspended at any time.
Share repurchase program. In September 2019, we announced that our board of directors authorized the initiation of a share repurchase program for up to $1.5 billion of our common stock. The share repurchase program may be modified, suspended or terminated at any time by our board of directors, and we are not obligated to acquire any specific number of shares.
During January 2020, we repurchased and retired 1,125,906 shares under the program at an aggregate cost of $100 million. As of June 30, 2020, we had repurchased and retired a total of 4,426,276 shares since the inception of the program at an aggregate cost of $350 million.
Acquisitions. The following table reflects our expenditures for acquisitions of proved and unproved properties for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
(in millions)	2020	2019
Property acquisition costs:
Proved	$17	$—
Unproved (a)	7	13
Total property acquisition costs	$24	$13

(a) Unproved property acquisition costs relate primarily to budgeted unproved leasehold acreage acquisitions.
Contractual obligations. Our contractual obligations include long-term debt, cash interest expense on debt, derivative liabilities, asset retirement obligations, employment agreements with officers, purchase obligations, operating and finance lease obligations and other obligations. Since December 31, 2019, there have been no material changes in our contractual obligations, other than the decrease in our derivative liability which was $10 million at June 30, 2020.
Off-balance sheet arrangements. Currently, we do not have any material off-balance sheet arrangements.

Capital resources. Our primary sources of liquidity have been cash flows generated from (i) operating activities, (ii) borrowings under our Credit Facility, (iii) asset dispositions and (iv) proceeds from bond and equity offerings. In March 2020, in response to the substantial decrease in oil and natural gas prices, we reduced our 2020 planned capital expenditures to approximately $1.6 billion from the original plan of $2.6 billion to $2.8 billion. Based on our current expectations of commodity prices and costs, we expect to fund our 2020 capital budget primarily with operating cash flows. However, if we experience sustained commodity prices lower than our forecasted pricing without sufficient cost reductions, we may adjust our capital budget further to preserve our financial strength. At June 30, 2020, we had a cash balance of $320 million and did not have any borrowings under our Credit Facility. At June 30, 2020, we had approximately $2.0 billion of unused commitments under our Credit Facility.
The following table summarizes the changes in our cash and cash equivalents for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
(in millions)	2020	2019
Net cash provided by operating activities	$1,525	$1,402
Net cash used in investing activities	(1,088)	(1,473)
Net cash provided by (used in) financing activities	(187)	71
Net increase in cash and cash equivalents	$250	$—

Cash flow from operating activities. The $123 million increase in operating cash flows during the six months ended June 30, 2020, as compared to the same period in 2019, was primarily due to an increase of $666 million in net cash settlements received from derivatives, lower operating costs and positive changes in working capital, partially offset by the decrease in oil and natural gas revenues.
Our net cash provided by operating activities included a benefit of $231 million and $33 million for the six months ended June 30, 2020 and 2019, respectively, associated with changes in working capital items. Changes in working capital items adjust for the timing of receipts and payments of actual cash.
Cash flow from investing activities. Our investing activities consist primarily of drilling and completion activity, acquisitions and divestitures.
For the six months ended June 30, 2020, our net cash used in investing activities was $1.1 billion, which consisted primarily of our investment of $868 million for additions to oil and natural gas properties. Additionally, we completed acquisitions of oil and natural gas properties of $34 million. Our capital expenditures for the six months ended June 30, 2020 were funded primarily with cash flows from operations.
For the six months ended June 30, 2019, our net cash used in investing activities was $1.5 billion, which consisted primarily of our investment of $1.7 billion for additions to oil and natural gas properties. This was partially offset by $311 million of cash proceeds from asset dispositions primarily due to $289 million in connection with the sale of our ownership interest in the subsidiary of Oryx. We used the proceeds of this sale to repay a portion of our outstanding balance under our Credit Facility. Our capital expenditures for the six months ended June 30, 2019 were funded with cash flows from operations and borrowings under our Credit Facility.
Cash flow from financing activities. For the six months ended June 30, 2020, our net cash used in financing activities was $187 million primarily due to $100 million of common stock repurchases under our share repurchase program and $79 million of dividends paid on our common stock.
For the six months ended June 30, 2019, our net cash provided by financing activities was $71 million primarily due to $155 million of net borrowings under our Credit Facility partially offset by $50 million of dividends paid on our common stock. During the six months ended June 30, 2019, we decreased our book overdrafts by $16 million.
Advances on our Credit Facility bear interest, at our option, based on:
(i) an alternative base rate (“ABR”), which is equal to the highest of
(a) the prime rate of JPMorgan Chase Bank (3.25 percent at June 30, 2020),
(b) the federal funds effective rate plus 0.5 percent, and
(c) the London Interbank Offered Rate (“LIBOR”) plus 1.0 percent; or
(ii) LIBOR.

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
Liquidity. Our principal source of liquidity is the available borrowing capacity under our Credit Facility. At June 30, 2020, our commitments from our bank group totaled $2.0 billion, all of which were unused.
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
Book capitalization and current ratio. Our net book capitalization at June 30, 2020 was $11.6 billion, consisting of cash and cash equivalents of $320 million, debt of $4.0 billion and stockholders’ equity of $7.9 billion. Our net book capitalization at December 31, 2019 was $21.8 billion, consisting of cash and cash equivalents of $70 million, debt of $4.0 billion and stockholders’ equity of $17.8 billion. Our ratio of net debt to net book capitalization was 31 percent and 18 percent at June 30, 2020 and December 31, 2019, respectively. Our ratio of current assets to current liabilities was 1.80 to 1.0 at June 30, 2020, as compared to 0.89 to 1.0 at December 31, 2019.

Critical Accounting Policies, Practices and Estimates
Our historical condensed consolidated financial statements and related notes to condensed consolidated financial statements contain information that is pertinent to our management’s discussion and analysis of financial condition and results of operations. Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that our management make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. However, the accounting principles used by us generally do not change our reported cash flows or liquidity. Interpretation of the existing rules must be done and judgments made on how the specifics of a given rule apply to us.
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
There have been no material changes in our critical accounting policies and procedures during the six months ended June 30, 2020. See our disclosure of critical accounting policies in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on February 19, 2020.
New accounting pronouncements issued but not yet adopted. See Note 2 of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Condensed Consolidated Financial Statements (Unaudited)” for information regarding new accounting pronouncements issued but not yet adopted.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our Annual Report on Form 10-K for the year ended December 31, 2019.
We are exposed to a variety of market risks, including credit risk, commodity price risk and interest rate risk. We address these risks through a program of risk management which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we are a party at June 30, 2020, and from which we may incur future gains or losses from changes in market interest rates or commodity prices and losses from extension of credit. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
We have entered into International Swap Dealers Association Master Agreements (“ISDA Agreements”) with each of our derivative counterparties. The terms of the ISDA Agreements provide us and the counterparties with rights of set-off upon the occurrence of defined acts of default by either us or a counterparty to a derivative, whereby the party not in default may set off all derivative liabilities owed to the defaulting party against all derivative asset receivables from the defaulting party. See Note 5 of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Condensed Consolidated Financial Statements (Unaudited)” for additional information regarding our derivative activities.
Commodity price risk.  We are exposed to market risk as the prices of our commodities are subject to fluctuations resulting from changes in supply and demand. To reduce our exposure to changes in the prices of our commodities, we have entered into, and may in the future enter into, additional commodity price risk management arrangements for a portion of our oil and natural gas production. The agreements that we have entered into generally have the effect of providing us with a fixed price for a portion of our expected future oil and natural gas production over a fixed period of time. Our commodity price risk management arrangements are recorded at fair value and thus changes to the future commodity prices will have an impact on our earnings. The following table sets forth the hypothetical impact on the fair value of the commodity price risk management arrangements from an average increase and decrease in the commodity price of $5.00 per Bbl of oil and $0.50 per MMBtu of natural gas from the commodity prices at June 30, 2020:

(in millions)	Increase of $5.00 per Bbl and $0.50 per MMBtu	Decrease of $5.00 per Bbl and $0.50 per MMBtu
Gain (loss):
Oil derivatives	$(384)	$384
Natural gas derivatives (a)	(99)	99
Total	$(483)	$483

(a) Propane price swaps are not significant and are excluded from this analysis.

At June 30, 2020, we had (i) oil price swaps covering future oil production from July 1, 2020 through December 31, 2022 and (ii) oil basis swaps covering our Midland to Cushing basis differential from July 1, 2020 to December 31, 2022. The NYMEX oil price at June 30, 2020 was $39.27 per Bbl. At July 27, 2020, the NYMEX oil price was $41.60 per Bbl.
At June 30, 2020, we had (i) natural gas price swaps that settle on a monthly basis covering future natural gas production from July 1, 2020 to December 31, 2022 and (ii) natural gas basis swaps covering our El Paso Permian to Henry Hub and WAHA to Henry Hub basis differentials from July 1, 2020 to December 31, 2022. The NYMEX natural gas price at June 30, 2020 was $1.75 per MMBtu. At July 27, 2020, the NYMEX natural gas price was $1.73 per MMBtu.
An increase in the average forward NYMEX oil and natural gas prices above those at June 30, 2020 would decrease the fair value asset of our commodity derivative contracts from their recorded balance at June 30, 2020. Changes in the recorded fair value of our commodity derivative contracts are marked to market through earnings as gains or losses. The potential decrease in our fair value asset would be recorded in earnings as a loss. However, a decrease in the average forward NYMEX oil and natural gas prices below those at June 30, 2020 would increase the fair value asset of our commodity derivative contracts from their recorded balance at June 30, 2020. The potential increase in our fair value asset would be recorded in earnings as a gain. We are currently unable to estimate the effects on the earnings of future periods resulting from changes in the market value of our commodity derivative contracts.
We recorded a net gain of approximately $1.3 billion and a net loss of $842 million on derivatives for the six months ended June 30, 2020 and 2019, respectively. The change between the periods was primarily due to the change in commodity future price curves at the respective measurement and settlement periods.
The fair value of our derivative instruments is determined based on our valuation models. We did not change our valuation method for our derivative instruments during the six months ended June 30, 2020. The following table reconciles the changes that occurred in the fair values of our derivative instruments during the six months ended June 30, 2020:

(in millions)	Commodity Derivative Instruments Net Assets (Liabilities)
Fair value of contracts outstanding at December 31, 2019	$(102)
Changes in fair values (a)	1,255
Contract maturities	(616)
Fair value of contracts outstanding at June 30, 2020 (b)	$537

(a) At inception, new derivative contracts entered into by us have no intrinsic value.
(b) Represents the fair value of open derivative contracts subject to market risk.
See Note 5 of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Condensed Consolidated Financial Statements (Unaudited)” for additional information regarding our derivative instruments.
Interest rate risk.  Our exposure to changes in interest rates relates primarily to debt obligations. We manage our interest rate exposure by limiting our variable-rate debt to a certain percentage of total capitalization and by monitoring the effects of market changes in interest rates. To reduce our exposure to changes in interest rates we may, in the future, enter into interest rate risk management arrangements for a portion of our outstanding debt. The agreements that we have entered into generally have the effect of providing us with a fixed interest rate for a portion of our variable rate debt. We may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to existing debt issues. Interest rate derivatives are used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio. We had no outstanding interest rate derivative contracts at June 30, 2020. We are exposed to changes in interest rates as a result of our Credit Facility, and the terms of our Credit Facility require us to pay higher interest rate margins as our credit ratings decrease.
We had no indebtedness outstanding under our Credit Facility at June 30, 2020.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at June 30, 2020 at the reasonable assurance level.
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
Item 1A.  Risk Factors
There have been no material changes in our risk factors from those described in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020 and our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth our share repurchase activity for each period presented:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (b) (in billions)
April 1, 2020 - April 30, 2020	130	$50.98	—	$1.15
May 1, 2020 - May 31, 2020	3,711	$57.91	—	$1.15
June 1, 2020 - June 30, 2020	14,053	$56.79	—	$1.15

(a) Represents shares that were withheld by us to satisfy tax withholding obligations of certain employees that arose upon the lapse of restrictions on share-based awards.
(b) In September 2019, we announced that our board of directors authorized a share repurchase program of up to $1.5 billion of the Company’s common stock. The program does not have a stated expiration date.

Item 6.  Exhibits

Exhibit No.		Exhibit

3.1		Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on August 8, 2007, and incorporated herein by reference).

3.2		Fourth Amended and Restated Bylaws of Concho Resources Inc., as amended January 2, 2018 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on January 4, 2018, and incorporated herein by reference).

22.1	(a)	Guarantor subsidiaries of Concho Resources Inc.

31.1	(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	(a)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	(b)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	(a)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	(a)	Inline XBRL Schema Document.

101.CAL	(a)	Inline XBRL Calculation Linkbase Document.

101.DEF	(a)	Inline XBRL Definition Linkbase Document.

101.LAB	(a)	Inline XBRL Labels Linkbase Document.

101.PRE	(a)	Inline XBRL Presentation Linkbase Document.

104	(a)	The cover page of Concho Resources Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, formatted in Inline XBRL and included within the Exhibit 101 attachments.

(a) Filed herewith. (b) Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCHO RESOURCES INC.

Date:	July 30, 2020	By	/s/ Timothy A. Leach

Timothy A. Leach
Chairman of the Board of Directors and Chief
Executive Officer
(Principal Executive Officer)

		By	/s/ Brenda R. Schroer

Brenda R. Schroer
Senior Vice President, Chief Financial Officer and
Treasurer
(Principal Financial Officer)

		By	/s/ Jacob P. Gobar

Jacob P. Gobar
Vice President and Chief Accounting Officer
(Principal Accounting Officer)