Form 10-Q
period 2020-09-30
CONCHO RESOURCES INC
filed 2020-10-27
CIK 1358071

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Number of shares of the registrant’s common stock outstanding at October 23, 2020: 196,304,640 shares

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Various statements and information contained in or incorporated by reference into this report that express a belief, expectation, or intention, or that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include statements, projections and estimates concerning our future financial position, operations, performance, business strategy, oil and natural gas reserves, drilling program, production, capital expenditures, liquidity and capital resources, the potential effects of the novel coronavirus (“COVID-19”) pandemic, the timing and success of specific projects, and outcomes and effects of regulation and disputes. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “will,” “goal” or other words that convey future events, expectations or possible outcomes. Forward-looking statements are not guarantees of performance. We have based these forward-looking statements on our current expectations and assumptions about future events and their potential effect on us. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Actual results may differ materially from those implied or expressed by any forward-looking statements. These forward-looking statements speak only as of the date of this report, or if earlier, as of the date they were made. We disclaim any obligation to update or revise these statements unless required by law, whether as a result of new information, future events or otherwise, and we caution you not to rely on them unduly. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties relating to, among other matters, the risks discussed in “Part II, Item 1A. Risk Factors” in this Quarterly Report and our Quarterly Report on Form 10-Q for the three months ended March 31, 2020 and in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, as well as those factors summarized below, many of which are beyond our control:
•risks related to our pending Merger, as defined herein, with ConocoPhillips, including, but not limited to, disruption of management time from ongoing business operations due to the Merger, the risk of any litigation relating to the Merger and the risk that the parties may not be able to satisfy the conditions to the completion of the Merger in a timely manner or at all;
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
•potential financial losses or earnings reductions from our commodity price risk-management program; and
•risks associated with acquisitions such as increased expenses and integration efforts, failure to realize the expected benefits of the transaction and liabilities associated with acquired properties or businesses.

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

PART I – FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements (Unaudited)

v

Concho Resources Inc.
Condensed Consolidated Balance Sheets
Unaudited

(in millions, except share and per share amounts)	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$402	$70
Accounts receivable, net:
Oil and natural gas	392	584
Joint operations and other	130	304
Inventory	26	30
Derivative instruments	212	6
Prepaid costs and other	44	61
Total current assets	1,206	1,055
Property and equipment:
Oil and natural gas properties, successful efforts method	27,143	28,785
Accumulated depletion and depreciation	(16,643)	(7,895)
Total oil and natural gas properties, net	10,500	20,890
Other property and equipment, net	456	437
Total property and equipment, net	10,956	21,327
Deferred income taxes	19	—
Deferred loan costs, net	5	7
Goodwill	—	1,917
Intangible assets, net	16	17
Noncurrent derivative instruments	5	11
Other assets	330	398
Total assets	$12,537	$24,732
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable - trade	$45	$53
Revenue payable	140	268
Accrued drilling costs	181	386
Derivative instruments	5	112
Other current liabilities	326	363
Total current liabilities	697	1,182
Long-term debt	3,856	3,955
Deferred income taxes	—	1,654
Noncurrent derivative instruments	47	7
Asset retirement obligations and other long-term liabilities	150	152
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 authorized; 197,551,182 and 198,863,681 shares issued at September 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	14,511	14,608
Retained earnings (accumulated deficit)	(6,573)	3,320
Treasury stock, at cost; 1,244,629 and 1,175,026 shares at September 30, 2020 and December 31, 2019, respectively	(151)	(146)
Total stockholders’ equity	7,787	17,782
Total liabilities and stockholders’ equity	$12,537	$24,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concho Resources Inc.
Condensed Consolidated Statements of Operations
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2020	2019	2020	2019
Operating revenues:
Oil sales	$725	$1,023	$2,027	$3,007
Natural gas sales	109	92	203	339
Total operating revenues	834	1,115	2,230	3,346
Operating costs and expenses:
Oil and natural gas production	115	190	406	552
Production and ad valorem taxes	71	85	196	255
Gathering, processing and transportation	46	25	139	73
Exploration and abandonments	14	26	2,749	90
Depreciation, depletion and amortization	288	488	1,083	1,431
Accretion of discount on asset retirement obligations	2	3	6	8
Impairments of long-lived assets	—	20	7,772	888
Impairments of goodwill	—	81	1,917	81
General and administrative (including non-cash stock-based compensation of $18 and $20 for the three months ended September 30, 2020 and 2019, respectively, and $53 and $67 for the nine months ended September 30, 2020 and 2019, respectively)	70	75	204	254
(Gain) loss on derivatives, net	199	(397)	(1,056)	445
Net (gain) loss on disposition of assets and other	1	(303)	(99)	(302)
Total operating costs and expenses	806	293	13,317	3,775
Income (loss) from operations	28	822	(11,087)	(429)
Other income (expense):
Interest expense	(44)	(46)	(127)	(141)
Loss on extinguishment of debt	(24)	—	(24)	—
Other, net	5	4	(208)	311
Total other income (expense)	(63)	(42)	(359)	170
Income (loss) before income taxes	(35)	780	(11,446)	(259)
Income tax (expense) benefit	(26)	(222)	1,673	25
Net income (loss)	$(61)	$558	$(9,773)	$(234)
Earnings per share:
Basic net income (loss)	$(0.31)	$2.78	$(50.04)	$(1.18)
Diluted net income (loss)	$(0.31)	$2.78	$(50.04)	$(1.18)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concho Resources Inc.
Condensed Consolidated Statements of Stockholders’ Equity
Unaudited

	Three Months Ended September 30, 2020
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock		Total Stockholders’ Equity
(in millions, except share data)	Shares	Amount			Shares	Amount
	(in thousands)				(in thousands)
BALANCE AT JUNE 30, 2020	197,951	$—	$14,543	$(6,472)	1,244	$(151)	$7,920
Net loss	—	—	—	(61)	—	—	(61)
Common stock repurchased and retired	(1,028)	—	(50)	—	—	—	(50)
Common stock dividends ($0.20 per share)	—	—	—	(40)	—	—	(40)
Grants of restricted stock	636	—	—	—	—	—	—
Performance unit share conversion	—	—	—	—	—	—	—
Cancellation of restricted stock	(8)	—	—	—	—	—	—
Stock-based compensation	—	—	18	—	—	—	18
Purchase of treasury stock	—	—	—	—	1	—	—
BALANCE AT SEPTEMBER 30, 2020	197,551	$—	$14,511	$(6,573)	1,245	$(151)	$7,787

	Nine Months Ended September 30, 2020
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock		Total Stockholders’ Equity
(in millions, except share data)	Shares	Amount			Shares	Amount
	(in thousands)				(in thousands)
BALANCE AT DECEMBER 31, 2019	198,864	$—	$14,608	$3,320	1,175	$(146)	$17,782
Adoption of ASU No. 2016-13 (Note 2)	—	—	—	(1)	—	—	(1)
BALANCE AT JANUARY 1, 2020	198,864	—	14,608	3,319	1,175	(146)	17,781
Net loss	—	—	—	(9,773)	—	—	(9,773)
Common stock repurchased and retired	(2,154)	—	(150)	—	—	—	(150)
Common stock dividends ($0.60 per share)	—	—	—	(119)	—	—	(119)
Grants of restricted stock	839	—	—	—	—	—	—
Performance unit share conversion	42	—	—	—	—	—	—
Cancellation of restricted stock	(40)	—	—	—	—	—	—
Stock-based compensation	—	—	53	—	—	—	53
Purchase of treasury stock	—	—	—	—	70	(5)	(5)
BALANCE AT SEPTEMBER 30, 2020	197,551	$—	$14,511	$(6,573)	1,245	$(151)	$7,787

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

Concho Resources Inc.
Condensed Consolidated Statements of Cash Flows
Unaudited

	Nine Months Ended September 30,
(in millions)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,773)	$(234)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	1,083	1,431
Accretion of discount on asset retirement obligations	6	8
Impairments of long-lived assets	7,772	888
Impairments of goodwill	1,917	81
Exploration and abandonments	2,726	68
Non-cash stock-based compensation expense	53	67
Deferred income taxes	(1,673)	(25)
Net gain on disposition of assets and other non-operating items	(104)	(591)
(Gain) loss on derivatives, net	(1,056)	445
Net settlements received from (paid on) derivatives	789	(57)
Loss on extinguishment of debt	24	—
Other	198	(6)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	326	(19)
Prepaid costs and other	18	(1)
Inventory	4	2
Accounts payable	(7)	16
Revenue payable	(129)	(20)
Other current liabilities	(41)	14
Net cash provided by operating activities	2,133	2,067
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and natural gas properties	(1,152)	(2,344)
Changes in working capital associated with oil and natural gas property additions	(156)	(41)
Acquisitions of oil and natural gas properties	(45)	(34)
Additions to property, equipment and other assets	(49)	(82)
Proceeds from the disposition of assets	6	393
Deposit for pending divestiture of oil and natural gas properties	—	93
Direct transaction costs for asset acquisitions and dispositions	(1)	(5)
Net cash used in investing activities	(1,397)	(2,020)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	345	2,680
Payments on credit facility	(345)	(2,527)
Issuance of senior notes, net	499	—
Repayments of senior notes	(600)	—
Debt extinguishment costs	(20)	—
Payments for loan costs	(4)	—
Payment of common stock dividends	(119)	(75)
Purchases of treasury stock	(5)	(15)
Purchases of common stock under share repurchase program	(150)	—
Decrease in book overdrafts	—	(104)
Other	(5)	(6)
Net cash used in financing activities	(404)	(47)
Net increase in cash and cash equivalents	332	—
Cash and cash equivalents at beginning of period	70	—
Cash and cash equivalents at end of period	$402	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concho Resources Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2020
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
Use of estimates in the preparation of financial statements. Preparation of financial statements in conformity with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Depletion of oil and natural gas properties is determined using estimates of proved oil and natural gas reserves. There are numerous uncertainties inherent in the estimation of quantities of proved oil and natural gas reserves and in the projection of future rates of production and the timing of development expenditures. Similarly, evaluations for impairment of proved and unproved oil and natural gas properties are subject to numerous uncertainties including, among others, estimates of future recoverable reserves, commodity price outlooks and prevailing market rates of other sources of income and costs. Other significant estimates include, but are not limited to: asset retirement obligations; goodwill; fair value of stock-based compensation, business combinations, nonmonetary transactions and derivative financial instruments; and income taxes.
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
One area of the Company’s exposure to credit risk is through the sale of its oil and natural gas production. The Company monitors this exposure primarily by reviewing credit ratings, financial statements and payment history. The Company extends credit terms based on its evaluation of each counterparty’s creditworthiness. Oil and natural gas sales receivables are generally unsecured and typically received from the purchaser one to two months after production. The Company had an allowance for expected credit losses of $3 million at September 30, 2020, which was primarily based on a historical loss rate. The Company’s allowance for doubtful accounts at December 31, 2019 was $5 million.
Joint interest receivables are generally secured pursuant to the operating agreement between or among the co-owners of the operated property. The Company has the right to realize the receivables through netting of anticipated future production revenues. The allowance for expected credit losses for these receivables is primarily based on a historical loss rate. The Company’s assessment of the creditworthiness of the joint interest owners is another factor that is considered in developing its allowance for expected credit losses. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written-off against the allowance for expected credit losses only after all collection

Concho Resources Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2020
Unaudited
attempts have been exhausted. The Company had an allowance for expected credit losses of $2 million at September 30, 2020. The Company had an allowance for doubtful accounts of $2 million at December 31, 2019.
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
The Company includes its equity method investment balance in other assets on the condensed consolidated balance sheets. The Company records its share of equity investment earnings and losses in other income (expense) on the condensed consolidated statements of operations. The Company recorded equity method investment income of $7 million and a loss of $191 million for the three and nine months ended September 30, 2020, respectively, and equity investment income of $15 million for the nine months ended September 30, 2019. The loss during the nine months ended September 30, 2020 was primarily due to an other-than-temporary impairment of an equity method investment of $204 million during the first quarter of 2020, which is also included in other cash flows from operating activities on the condensed consolidated statement of cash flows.
In June 2020, the Company sold certain water infrastructure assets to Solaris in exchange for additional ownership interests in the entity and recorded a gain of $107 million, which is included in net (gain) loss on disposition of assets and other on the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2020.
Litigation contingencies. The Company is a party to proceedings and claims incidental to its business. In each reporting period, the Company assesses these claims in an effort to determine the degree of probability and range of possible loss for potential accrual in its condensed consolidated financial statements. The amount of any resulting losses may differ from these estimates. An accrual is recorded for a material loss contingency when its occurrence is probable and damages are reasonably estimable. See Note 8 for additional information.
Revenue recognition. The Company recognizes revenues from the sales of oil and natural gas to its customers and presents them disaggregated on the Company’s condensed consolidated statements of operations. All revenues are sourced from the geographical region of the Permian Basin.
The Company enters into contracts with customers to sell its oil and natural gas production. Revenue on these contracts is recognized in accordance with the five-step revenue recognition model prescribed in Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers,” (“ASC 606”). Specifically, revenue is recognized when the Company’s performance obligations under these contracts are satisfied, which generally occurs with the transfer of control of the oil and natural gas to the purchaser. Control is generally considered transferred when the following criteria are met: (i) transfer of physical custody, (ii) transfer of title, (iii) transfer of risk of loss and (iv) relinquishment of any repurchase rights or other similar rights. Given the nature of the products sold, revenue is recognized at a point in time based on the amount of consideration the Company expects to receive in accordance with the price specified in the contract. Consideration under the oil and natural gas marketing contracts is typically received from the purchaser one to two months after production. At September 30, 2020 and December 31, 2019, the Company had net receivables related to contracts with customers of $327 million and $584 million, respectively.
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
September 30, 2020
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
General and administrative expense. The Company receives fees for the operation of jointly-owned oil and natural gas properties during the drilling and production phases and records such reimbursements as reductions to general and administrative expense. Such fees totaled $3 million and $5 million for the three months ended September 30, 2020 and 2019, respectively, and $12 million and $13 million for the nine months ended September 30, 2020 and 2019, respectively.
Voluntary separation program. In May 2020, the Company offered employees who met certain eligibility criteria the option to participate in a voluntary separation program (“VSP”). Eligible employees received certain separation benefits. As a result, the Company recognized $6 million and $36 million of charges during the three and nine months ended September 30, 2020, respectively. These charges were recorded in other income (expense) on the Company’s condensed consolidated statements of operations.
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
As discussed in Note 3, in August 2019, the Company entered into a definitive agreement to sell its assets in the New Mexico Shelf. The Company allocated $81 million of goodwill to this disposal group, all of which the Company impaired. This impairment charge was recorded in impairments of goodwill on the condensed consolidated statements of operations for the three and nine months ended September 30, 2019.
The Company also performed an impairment test at March 31, 2020 due to the significant decline in oil and natural gas prices as well as the reduced demand for oil and natural gas as a result of the COVID-19 pandemic and other supply factors during the first quarter of 2020. As a result, the Company impaired its entire goodwill balance of $1.9 billion. The impairment was due to the significant decline in the Company’s enterprise value. To estimate the fair value of the reporting unit at March 31, 2020, the Company used an average stock price of $41.63. The period over which this average stock price was calculated was shortened for the announcement of the COVID-19 pandemic to include the impact of the recent decline in oil and natural gas prices on the Company’s common stock. In addition, the Company’s control premium was based on the median control premium of recent transactions in the Company’s industry.

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

Concho Resources Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2020
Unaudited
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
In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which simplifies various aspects of the income tax accounting guidance in ASC 740, including requirements related to the following: (i) hybrid tax regimes; (ii) the tax basis step-up in goodwill obtained in a transaction that is not a business combination; (iii) separate financial statements of entities not subject to tax; (iv) the intraperiod tax allocation exception to the incremental approach; (v) ownership changes in investments - changes from a subsidiary to an equity method investment (and vice versa); (vi) interim-period accounting for enacted changes in tax laws; and (vii) the year-to-date loss limitation in interim-period tax accounting. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years and early adoption is permitted. Under the current interim-period tax model, the Company records income taxes through the use of an estimated annual effective tax. The Company calculates its best estimate of the annual effective tax rate for the full fiscal year at the end of each interim reporting period and uses that rate to calculate income taxes on a year-to-date basis. If the Company’s year-to-date loss exceeds the anticipated loss for the year, the Company is not permitted to recognize tax benefits in excess of the amount that would be recognized if its year-to-date ordinary loss were the anticipated ordinary loss for the year. Under ASU 2019-12, the Company is no longer required to limit the tax benefit recognized in an interim period if it expects to realize a tax benefit. The Company early adopted ASU 2019-12 in the second quarter of 2020 as its year-to-date loss exceeded its anticipated loss for the year. As a result, the Company recognized an additional income tax benefit of $19 million during the nine months ended September 30, 2020. The adoption of ASU 2019-12 will not change the total income tax benefit the Company is expected to recognize for the full year ending December 31, 2020.
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
In May 2020, the SEC adopted final rules that amend the financial statement requirements for significant business acquisitions and dispositions. Among other changes, the final rules modify the significance tests and improve the disclosure requirements for acquired or to be acquired businesses and related pro forma financial information, the periods those financial statements must cover, and the form and content of the pro forma financial information. The final rules do not modify requirements for the acquisition and disposition of significant amounts of assets that do not constitute a business. The final rules are effective January 1, 2021, but earlier compliance is permitted. The Company will consider these final rules and update its disclosures, as applicable.

Concho Resources Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2020
Unaudited
Note 3. Acquisitions, divestitures and nonmonetary transactions
During the nine months ended September 30, 2019, the Company entered into the following transaction:
New Mexico Shelf divestiture. On August 29, 2019, the Company entered into a definitive agreement to sell its assets in the New Mexico Shelf. The Company determined these assets and liabilities to be held for sale at August 29, 2019 and recorded an impairment charge of $3 million, included in impairments of long-lived assets on the Company's condensed consolidated statements of operations for the three and nine months ended September 30, 2019, to reduce the carrying value of these assets to their estimated fair value less costs to sell. Additionally, the Company impaired the carrying value of goodwill by $81 million, reflecting the portion of the Company’s goodwill allocated to the assets to be sold. This impairment charge was recorded in impairments of goodwill on the condensed consolidated statements of operations for the three and nine months ended September 30, 2019. This transaction closed in November 2019 for total proceeds of $837 million.
Note 4. Stock incentive plan
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
A summary of the Company’s restricted stock shares and performance unit activity under the Plan for the nine months ended September 30, 2020 is presented below:

	Restricted Stock Shares	Performance Units
Outstanding at December 31, 2019	1,485,352	324,437
Awards granted (a)	838,791	185,301
Awards canceled / forfeited	(40,539)	(13,935)
Lapse of restrictions	(495,779)	(6,915)
Outstanding at September 30, 2020	1,787,825	488,888

(a) Weighted average grant date fair value per share/unit	$60.13	$126.30
The following table reflects the future stock-based compensation expense to be recorded for all the stock-based compensation awards that were outstanding at September 30, 2020:

(in millions)
Remaining 2020	$19
2021	54
2022	32
2023	9
2024	2
2025	1
Thereafter	1
Total	$118

Concho Resources Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2020
Unaudited

Note 5. Disclosures about fair value measurements
The Company uses a valuation framework based upon inputs that market participants use in pricing an asset or liability, which are classified into two categories: observable inputs and unobservable inputs. Observable inputs represent market data obtained from independent sources, whereas unobservable inputs reflect a company’s own market assumptions, which are used if observable inputs are not reasonably available without undue cost and effort. These two types of inputs are further prioritized into the following fair value input hierarchy:
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

Concho Resources Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2020
Unaudited
Financial Assets and Liabilities Measured at Fair Value
The following table presents the carrying amounts and fair values of the Company’s financial instruments at September 30, 2020 and December 31, 2019:

(in millions)	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Derivative instruments	$217	$217	$17	$17

Liabilities:
Derivative instruments	$52	$52	$119	$119
Credit facility	$—	$—	$—	$—
$600 million 4.375% senior notes due 2025 (a)	$—	$—	$595	$620
$1,000 million 3.75% senior notes due 2027 (a)	$991	$1,078	$990	$1,054
$1,000 million 4.3% senior notes due 2028 (a)	$989	$1,108	$989	$1,091
$500 million 2.4% senior notes due 2031 (a)	$494	$478	$—	$—
$800 million 4.875% senior notes due 2047 (a)	$790	$883	$789	$941
$600 million 4.85% senior notes due 2048 (a)	$592	$660	$592	$697

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
Derivative instruments. The fair value of the Company’s derivative instruments is estimated by management considering various factors, including closing exchange and over-the-counter quotations and the time value of the underlying commitments. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following tables summarize (i) the valuation of each of the Company’s financial instruments by required fair value hierarchy levels and (ii) the gross fair value by the appropriate balance sheet classification, even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the Company’s condensed consolidated balance sheets at September 30, 2020 and December 31, 2019. The Company nets the fair value of derivative instruments by counterparty in the Company’s condensed consolidated balance sheets.

Concho Resources Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2020
Unaudited

September 30, 2020
(in millions)	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
Assets:
Current:
Commodity derivatives	$—	$391	$—	$391	$(179)	$212
Noncurrent:
Commodity derivatives	—	56	—	56	(51)	5

Liabilities:
Current:
Commodity derivatives	—	(184)	—	(184)	179	(5)
Noncurrent:
Commodity derivatives	—	(98)	—	(98)	51	(47)

Net derivative instruments	$—	$165	$—	$165	$—	$165

December 31, 2019
	Fair Value Measurements Using
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
Assets:
Current:
Commodity derivatives	$—	$108	$—	$108	$(102)	$6
Noncurrent:
Commodity derivatives	—	31	—	31	(20)	11

Liabilities:
Current:
Commodity derivatives	—	(214)	—	(214)	102	(112)
Noncurrent:
Commodity derivatives	—	(27)	—	(27)	20	(7)

Net derivative instruments	$—	$(102)	$—	$(102)	$—	$(102)

Concho Resources Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2020
Unaudited
Concentrations of credit risk. At September 30, 2020, the Company’s primary concentrations of credit risk are the risk of collecting accounts receivable and the risk of counterparties’ failure to perform under derivative obligations.
The Company has entered into International Swap Dealers Association Master Agreements (“ISDA Agreements”) with each of its derivative counterparties. The terms of the ISDA Agreements provide the Company and the counterparties with rights of set-off upon the occurrence of defined acts of default by either the Company or a counterparty to a derivative, whereby the party not in default may set off all derivative liabilities owed to the defaulting party against all derivative asset receivables from the defaulting party. See Note 6 for additional information regarding the Company’s derivative activities and counterparties.
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
During the three months ended March 31, 2020, NYMEX strip prices declined significantly as compared to December 31, 2019, resulting in a significant decrease in value of the Company’s economically recoverable proved oil and natural gas reserves. As such, the carrying amount of the Company’s proved oil and natural gas properties exceeded the expected undiscounted future net cash flows resulting in an impairment charge against earnings of $7.8 billion, reducing the carrying values of the Company’s Midland Basin and Delaware Basin to their estimated fair values of approximately $3.1 billion and

Concho Resources Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2020
Unaudited
$3.9 billion, respectively, at March 31, 2020. This impairment charge is included in impairments of long-lived assets on the condensed consolidated statement of operations for the nine months ended September 30, 2020. The Company also recognized impairment charges of $20 million and $888 million to proved oil and natural gas properties during the three and nine months ended September 30, 2019, respectively, primarily attributable to the properties associated with the Company’s Yeso field, which were sold in November 2019.
Unproved oil and natural gas properties are periodically assessed for impairment by considering future drilling and exploration plans, results of exploration activities, commodity price outlooks, planned future sales and expiration of all or a portion of the projects. During the three months ended September 30, 2020 and 2019, the Company recognized expenses of $3 million and $17 million, respectively, related to abandoned and expiring acreage. During the nine months ended September 30, 2020 and 2019, the Company recognized expenses of $2.7 billion and $59 million, respectively, related to unproved oil and natural gas property impairments and abandoned and expiring acreage. Unproved oil and natural gas property impairments and abandoned and expiring acreage are included in exploration and abandonments expense on the accompanying condensed consolidated statements of operations.
The significant decline in oil and natural gas prices, as well as longer-term commodity price outlooks, related to reduced demand for oil and natural gas as a result of the COVID-19 pandemic and other supply factors provided indications of possible impairment of the Company’s unproved oil and natural gas properties at March 31, 2020. The Company calculated the estimated fair value of its unproved oil and natural gas properties based on a discounted future cash flow model and then corroborated these results to recent market data, when available. The Company's estimates of commodity prices for purposes of determining discounted future cash flows were similar to the inputs used in the proved property impairments discussed above. The discounted cash flows were further reduced by risk adjustments applied to probable and possible reserves. These are classified as Level 3 fair value assumptions. As a result, the Company recognized an impairment charge of approximately $2.7 billion to reduce the carrying value of certain unproved properties to their fair value as the Company’s future development plans became more uncertain due to significant declines in commodity prices.
Note 6. Derivative financial instruments
The Company uses derivative financial instruments to manage its exposure to commodity price fluctuations. Commodity derivative instruments are used to (i) reduce the effect of the volatility of price changes on the oil and natural gas the Company produces and sells, (ii) support the Company’s capital budget and expenditure plans and (iii) support the economics associated with acquisitions. The Company does not enter into derivative financial instruments for speculative or trading purposes. The Company also enters into fixed-price forward physical power purchase contracts to manage the volatility of the price of power needed for ongoing operations. The Company may also enter into physical delivery contracts to effectively provide commodity price hedges. Because these physical contracts are not expected to be net cash settled, the Company has elected normal purchase or normal sale treatment and records these contracts at cost.
The Company does not designate its derivative instruments to qualify for hedge accounting. Accordingly, the Company reflects changes in the fair value of its derivative instruments in its condensed consolidated statements of operations as they occur.
The following table summarizes the amounts reported in earnings related to the commodity derivative instruments for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Gain (loss) on derivatives, net:
Oil derivatives	$(115)	$355	$1,213	$(506)
Natural gas derivatives (a)	(84)	42	(157)	61
Total	$(199)	$397	$1,056	$(445)

(a) Includes propane and natural gasoline price swaps.

Concho Resources Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2020
Unaudited
The following table represents the Company’s net cash receipts from (payments on) derivatives for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Net cash receipts from (payments on) derivatives:
Oil derivatives	$171	$(21)	$744	$(72)
Natural gas derivatives (a)	2	14	45	15
Total	$173	$(7)	$789	$(57)

(a) Includes propane and natural gasoline price swaps.

Concho Resources Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2020
Unaudited
Commodity derivative contracts. The following table sets forth the Company’s outstanding derivative contracts at September 30, 2020. When aggregating multiple contracts, the weighted average contract price is disclosed. All of the Company’s derivative contracts at September 30, 2020 are expected to settle by December 31, 2022.

	2020	2021					2022
	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total	Total
Oil Price Swaps – WTI: (a)
Volume (MBbl)	13,594	9,720	9,555	8,096	8,096	35,467	9,159
Price per Bbl	$52.26	$46.46	$46.61	$46.80	$46.80	$46.66	$42.21
Oil Price Swaps – Brent: (b)
Volume (MBbl)	2,655	1,890	1,684	1,518	1,518	6,610	1,825
Price per Bbl	$48.80	$41.43	$41.21	$40.82	$40.82	$41.09	$45.98
Oil Basis Swaps: (c)
Volume (MBbl)	11,192	7,650	7,735	7,636	7,636	30,657	6,570
Price per Bbl	$(0.69)	$0.50	$0.50	$0.50	$0.50	$0.50	$0.25
WTI Oil Roll Swaps: (d)
Volume (MBbl)	10,381	180	182	184	184	730	—
Price per Bbl	$(0.31)	$(0.18)	$(0.18)	$(0.18)	$(0.18)	$(0.18)	$—
Natural Gas Price Swaps: (e)
Volume (BBtu)	34,938	32,930	31,240	28,520	27,290	119,980	36,500
Price per MMBtu	$2.44	$2.64	$2.60	$2.57	$2.57	$2.60	$2.38
Natural Gas Basis Swaps – Henry Hub/El Paso Permian: (f)
Volume (BBtu)	26,370	27,250	25,780	23,920	22,690	99,640	45,610
Price per MMBtu	$(0.95)	$(0.62)	$(0.64)	$(0.61)	$(0.62)	$(0.62)	$(0.64)
Natural Gas Basis Swaps – Henry Hub/WAHA: (g)
Volume (BBtu)	8,280	9,000	8,490	8,280	8,280	34,050	16,410
Price per MMBtu	$(1.03)	$(0.73)	$(0.76)	$(0.63)	$(0.63)	$(0.69)	$(0.55)
Propane Price Swaps: (h)
Volume (gal)	81,144	—	—	—	—	—	—
Price per gal	$0.51	$—	$—	$—	$—	$—	$—
Natural Gasoline Price Swaps: (i)
Volume (gal)	36,708	—	—	—	—	—	—
Price per gal	$0.86	$—	$—	$—	$—	$—	$—

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
(i) These contracts are settled based on the OPIS Mont Belvieu Natural Gasoline (non-TET) calendar-month average futures price.

Concho Resources Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2020
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
At September 30, 2020, the Company had a net derivative asset position of $165 million as a result of outstanding derivative contracts, which is reflected in the accompanying condensed consolidated balance sheet. The Company assessed this balance for concentration risk and noted balances of $49 million, $29 million, $20 million and $16 million with JPMorgan Chase Bank N.A., Wells Fargo Bank, N.A., ING Capital Markets LLC. and Citibank, N.A., respectively. At September 30, 2020, the Company had receivables from counterparties under its derivative contracts of $65 million recorded in accounts receivable, net - oil and natural gas in its condensed consolidated balance sheet.
Note 7. Debt
The Company’s debt consisted of the following at September 30, 2020 and December 31, 2019:

(in millions)	September 30, 2020	December 31, 2019
Credit facility due 2022	$—	$—
4.375% unsecured senior notes due 2025	—	600
3.75% unsecured senior notes due 2027	1,000	1,000
4.3% unsecured senior notes due 2028	1,000	1,000
2.4% unsecured senior notes due 2031	500	—
4.875% unsecured senior notes due 2047	800	800
4.85% unsecured senior notes due 2048	600	600
Unamortized original issue discount	(10)	(9)
Senior notes issuance costs, net	(34)	(36)
Less: current portion	—	—
Total long-term debt	$3,856	$3,955

Credit Facility. The Company’s Credit Facility has a maturity date of May 9, 2022. At September 30, 2020, the Company’s commitments from its bank group were $2.0 billion, all of which were unused. During the nine months ended September 30, 2020, the weighted average interest rate on the Credit Facility was 3.0 percent. At September 30, 2020, the majority of the Company’s 100 percent owned subsidiaries were guarantors under the Credit Facility.
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
On August 10, 2020, the Company issued $500 million in aggregate principal amount of 2.4% unsecured senior notes due 2031 (the “2.4% Notes”) at a price equal to 99.761 percent of par, for which it received net proceeds of $495 million. The Company used the net proceeds, together with cash on hand, to fund the redemption of the $600 million outstanding principal amount of its 4.375% unsecured senior notes due 2025 (the “4.375% Notes”) at a redemption price equal to 103.281 percent of par.
The Company recorded a loss on extinguishment of debt related to the redemption of the 4.375% Notes of $24 million for the three and nine months ended September 30, 2020. This amount included the premium paid for the early redemption of the 4.375% Notes and the write-off of unamortized deferred loan costs.
At September 30, 2020, the Company was in compliance with the covenants under all of its debt instruments.

Concho Resources Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2020
Unaudited
Interest expense. The following amounts have been incurred and charged to interest expense for the three and nine months ended September 30, 2020 and 2019:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cash payments for interest	$55	$57	$146	$166
Non-cash interest	2	2	5	5
Net changes in accruals	(10)	(7)	(10)	(15)
Interest costs incurred	47	52	141	156
Less: capitalized interest	(3)	(6)	(14)	(15)
Total interest expense	$44	$46	$127	$141

Note 8. Commitments and contingencies
Legal actions.  The Company is a party to proceedings and claims incidental to its business. Assessing contingencies is highly subjective and requires judgment about uncertain future events. When evaluating contingencies related to legal proceedings, the Company may be unable to estimate losses due to a number of factors, including potential defenses, the procedural status of the matter in question, the presence of complex legal and/or factual issues, the ongoing discovery and/or development of information important to the matter. For material matters that the Company believes an unfavorable outcome is reasonably possible, it would disclose the nature of the matter and a range of potential exposure, unless an estimate cannot be made at this time. The Company does not believe that the loss for any litigation matters and claims that are reasonably possible to occur will have a material adverse effect on its financial position, results of operations or liquidity. The Company will continue to evaluate proceedings and claims involving the Company on a regular basis and will establish and adjust any estimated accruals as appropriate.
Severance tax, royalty, joint interest and sales and use tax audits.  The Company is subject to routine severance tax, royalty, joint interest and sales and use tax audits from regulatory bodies and non-operators and makes accruals as necessary for estimated exposure when deemed probable and estimable. Additionally, the Company is subject to various possible contingencies that arise primarily from interpretations affecting the oil and natural gas industry. Such contingencies include differing interpretations as to the prices at which oil and natural gas sales may be made, the prices at which royalty owners may be paid for production from their leases, allowable costs under joint interest arrangements and other matters. Although the Company believes that it has estimated its exposure with respect to the various laws and regulations, administrative rulings and interpretations thereof, adjustments could be required as new interpretations and regulations are issued.
Commitments.  The Company periodically enters into contractual arrangements under which the Company is committed to expend funds. These contractual arrangements relate to purchase agreements the Company has entered into including water commitment agreements, throughput volume delivery commitments, fixed and variable power commitments, sand commitment agreements and other commitments. The following table summarizes the Company’s commitments at September 30, 2020:

(in millions)
Remaining 2020	$10
2021	67
2022	43
2023	37
2024	37
2025	36
Thereafter	82
Total (a)	$312

(a) Volume delivery commitments included in the table do not include the oil marketing contract discussed in the table below.

Concho Resources Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2020
Unaudited
At September 30, 2020, the Company’s delivery commitments covered the following gross volumes of oil and natural gas:

	Oil (MMBbl) (a)	Natural Gas (MMcf)
Remaining 2020	9	—
2021	50	695
2022	59	10,633
2023	51	18,838
2024	47	18,883
2025	33	16,425
Thereafter	115	16,425
Total	364	81,899

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
Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets. The Company’s short-term leases are primarily composed of drilling rigs and certain field equipment. During the three months ended September 30, 2020 and 2019, the Company’s gross lease costs related to its short-term leases were $37 million and $64 million, respectively, of which $16 million and $43 million, respectively, were capitalized as part of oil and natural gas properties. During the nine months ended September 30, 2020 and 2019, the Company’s gross lease costs related to its short-term leases were $146 million and $238 million, respectively, of which $82 million and $174 million, respectively, were capitalized as part of oil and natural gas properties. A portion of the gross lease costs was reimbursed to the Company by other working interest owners.
Note 9. Income taxes
The Company records income taxes through the use of an estimated annual effective tax rate and specific events that are discretely recognized as they occur. For the three months ended September 30, 2020 and 2019, the Company recorded an income tax expense of $26 million and $222 million, respectively, and an income tax benefit of $1.7 billion and $25 million for the nine months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020, the Company recognized impairments of proved and unproved oil and natural gas properties of approximately $7.8 billion and $2.7 billion, respectively, which will cause its deferred tax balance to change from a net deferred tax liability at December 31, 2019 to a net deferred tax asset by December 31, 2020. This change in deferred tax position resulted in the need for a valuation allowance recorded against deferred tax assets that are not more likely than not to be realized. The Company recognized the valuation allowance as an ordinary item in its estimated annual effective tax rate.
At the end of each interim period, the Company applies an estimated annualized effective tax rate to the current period income or loss before income taxes, which can produce interim effective tax rate fluctuations. The effective income tax rates were (75) percent and 29 percent for the three months ended September 30, 2020 and 2019, respectively, and 15 percent and 10 percent for the nine months ended September 30, 2020 and 2019, respectively. The difference between the U.S. federal statutory rate of 21 percent and the Company’s effective tax rate for the three months ended September 30, 2020 was primarily due to the increase in valuation allowance, and the difference for the nine months ended September 30, 2020 was primarily due to the impact of the nondeductible goodwill impairment reported discretely and the increase in valuation allowance, partially offset by state income tax benefits. The difference between the U.S. federal statutory rate of 21 percent and the Company’s effective tax rate for the three and nine months ended September 30, 2019 was primarily due to research and development credits, net of unrecognized benefits, recorded in 2019, and the impact of permanent differences between book and taxable income (loss).

Concho Resources Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2020
Unaudited
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
Note 10. Related party transactions
The Company paid royalties on certain properties to a partnership in which a director of the Company is the general partner and owns a 3.5 percent limited partnership interest. These payments totaled $2 million and $6 million for the nine months ended September 30, 2020 and 2019, respectively.
At September 30, 2020, the Company had ownership interests in entities that operate and manage various infrastructure assets and accounts for these investments using the equity method. The Company made payments to these entities of $23 million and $9 million for the three months ended September 30, 2020 and 2019, respectively, and $81 million and $24 million for the nine months ended September 30, 2020 and 2019, respectively. Additionally, the Company received payments of $2 million and $4 million from these entities for the three and nine months ended September 30, 2020, respectively.
Note 11. Earnings per share
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
The following table reconciles the Company’s earnings (loss) from operations and earnings (loss) attributable to common stockholders to the basic and diluted earnings (loss) used to determine the Company’s earnings (loss) per share amounts for the three and nine months ended September 30, 2020 and 2019 under the two-class method:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Net income (loss) as reported	$(61)	$558	$(9,773)	$(234)
Participating basic earnings (a)	—	(4)	(1)	(1)
Basic earnings (loss) attributable to common stockholders	(61)	554	(9,774)	(235)
Reallocation of participating earnings	—	—	—	—
Diluted earnings (loss) attributable to common stockholders	$(61)	$554	$(9,774)	$(235)

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

Concho Resources Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2020
Unaudited
The following table is a reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Weighted average common shares outstanding:
Basic	195,323	199,448	195,311	199,272
Dilutive performance units	—	6	—	—
Diluted	195,323	199,454	195,311	199,272

The following table is a summary of the performance units that were not included in the computation of diluted earnings per share, as inclusion of these items would be antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Number of antidilutive units:
Performance units	489	324	492	431

Performance unit awards. The number of shares of common stock that will ultimately be issued for performance units will be determined by a combination of (i) comparing the Company’s total stockholder return relative to the total stockholder return of a predetermined group of peer companies at the end of the performance period and (ii) the Company’s absolute total stockholder return at the end of the performance period. The performance period on these awards can range from three to five years. The actual payout of shares will be between zero and 300 percent. See Note 4 for additional information on performance unit awards.

Note 12. Stockholders' equity
Share repurchase program. In September 2019, the Company announced that its board of directors authorized the initiation of a share repurchase program for up to $1.5 billion of the Company’s common stock. During January 2020, the Company repurchased and retired 1,125,906 shares under the program at an aggregate cost of $100 million. During September 2020, the Company repurchased and retired 1,027,621 shares under the program at an aggregate cost of $50 million.
As of September 30, 2020, the Company had repurchased and retired a total of 5,453,897 shares since the inception of the program at an aggregate cost of $400 million.
The Merger Agreement, as defined in Note 13, provides that, during the periods from the date of the Merger Agreement until the closing of the Merger, as defined in Note 13, the Company is subject to certain restrictions that, among other things, restrict the Company’s ability to repurchase, redeem or retire any capital stock of the Company.
Common stock dividends. The Company paid dividends of $40 million, or $0.20 per share, and $119 million, or $0.60 per share, during the three and nine months ended September 30, 2020, respectively. Any payment of future dividends will be at the discretion of the Company’s board of directors. Covenants contained in the Company’s agreement governing its Credit Facility and the indentures governing the Company’s senior notes could limit the payment of dividends.

Concho Resources Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2020
Unaudited
Note 13. Subsequent events
2020 dividends. On October 26, 2020, the Company’s board of directors approved a cash dividend of $0.20 per share for the fourth quarter of 2020 that is expected to be paid on December 18, 2020 to stockholders of record as of November 6, 2020.
Proposed Merger with ConocoPhillips. On October 18, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ConocoPhillips and Falcon Merger Sub Corp., a wholly owned subsidiary of ConocoPhillips (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub will merge with and into Concho (the “Merger”), with Concho surviving and continuing as the surviving corporation in the Merger. The closing of the Merger is expected to occur in the first quarter of 2021, subject to the satisfaction of certain regulatory approvals and other customary closing conditions. The Merger Agreement provides that, during the periods from the date of the Merger Agreement until the closing of the Merger, the Company is subject to certain restrictions that, among other things, restrict the Company’s ability to repurchase, redeem or retire any capital stock of the Company.
On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, each outstanding share of Concho common stock will be converted into the right to receive 1.46 shares of ConocoPhillips common stock.
The Merger Agreement provides certain termination rights for each of Concho and ConocoPhillips, including, among others, if the consummation of the Merger does not occur on or before April 30, 2021. Should certain unlikely events occur under the specified circumstances outlined in the Merger Agreement, the Company will be required to pay ConocoPhillips a termination fee of $300 million.
Additional information on the proposed Merger is included in the Form 8-K filed with the SEC on October 19, 2020.
New commodity derivative contracts.  After September 30, 2020, the Company entered into the following derivative contracts to hedge additional amounts of estimated future production:

	2020	2021					2022
	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total	Total
Oil Price Swaps – WTI: (a)
Volume (MBbl)	184	—	—	—	—	—	—
Price per Bbl	$40.85	$—	$—	$—	$—	$—	$—
Oil Price Swaps – Brent: (b)
Volume (MBbl)	72	—	—	—	—	—	—
Price per Bbl	$43.40	$—	$—	$—	$—	$—	$—

(a) These oil derivative contracts are settled based on the NYMEX – WTI calendar-month average futures price.
(b) These oil derivative contracts are settled based on the Brent calendar-month average futures price.

Concho Resources Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2020
Unaudited
Note 14. Supplementary information

Capitalized costs

(in millions)	September 30, 2020	December 31, 2019
Oil and natural gas properties:
Proved	$24,189	$22,915
Unproved	2,954	5,870
Less: accumulated depletion	(16,643)	(7,895)
Net capitalized costs for oil and natural gas properties	$10,500	$20,890

Costs incurred for oil and natural gas producing activities

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Property acquisition costs:
Proved	$4	$—	$21	$—
Unproved	1	20	8	33
Exploration	139	412	616	1,309
Development	158	258	569	1,072
Total costs incurred for oil and natural gas properties	$302	$690	$1,214	$2,414

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
Financial and Operating Performance
Our financial and operating performance for the nine months ended September 30, 2020 and 2019 included the following highlights:
•Net loss was $9,773 million ($(50.04) per diluted share) as compared to net loss of $234 million ($(1.18) per diluted share) for the nine months ended September 30, 2020 and 2019, respectively. The increase in net loss was primarily due to:
•$6,884 million increase in impairments of our proved oil and natural gas properties during the nine months ended September 30, 2020;
•$2,659 million increase in exploration and abandonments, primarily due to impairments of our unproved oil and natural gas properties during the nine months ended September 30, 2020;
•$1,836 million increase in impairments of goodwill during the nine months ended September 30, 2020;
•$1,116 million decrease in oil and natural gas revenues, primarily due to the decrease in commodity price realization per Boe (excluding the effects of derivatives);
•$519 million change in other, net due to other expense of $208 million for the nine months ended September 30, 2020, primarily related to an impairment of one of our equity method investments, as compared to other income of $311 million for the nine months ended September 30, 2019, primarily due to a gain on the sale of our ownership interest in the subsidiary of one of our equity method investments; and
•$203 million decrease in net gain on disposition of assets and other due to a net gain of $99 million related to our contribution of certain water infrastructure assets in exchange for additional ownership interests in the entity during the nine months ended September 30, 2020, as compared to a net gain of $302 million during the nine months ended September 30, 2019;
partially offset by:
•$1,648 million increase in income tax benefit;
•$1,501 million change in (gain) loss on derivatives, net due to a net gain on derivatives of $1,056 million during the nine months ended September 30, 2020, as compared to a net loss on derivatives of $445 million in 2019; and
•$348 million decrease in depreciation, depletion and amortization expense, primarily due to a decrease in the depletion rate per Boe.
•Average daily sales volumes of 322 MBoe per day during the nine months ended September 30, 2020, as compared to 329 MBoe per day during the same period in 2019.
•Net cash provided by operating activities increased by $66 million to $2,133 million for the nine months ended September 30, 2020, as compared to $2,067 million for the nine months ended September 30, 2019.

Commodity Prices
Our results of operations are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond our control. On April 20, 2020, the price of oil fell below zero to $(37.63) per barrel due in part to a significant decrease in demand as a result of the novel coronavirus (“COVID-19”) pandemic and an oversupply of crude oil driven by a dispute between members of the Organization of Petroleum Exporting Countries (“OPEC”) and Russia over production cuts. While oil prices have since recovered, prices remain at depressed levels and remain volatile due to the continued impact of and uncertainty surrounding the COVID-19 pandemic. Factors that may impact future commodity prices, including the price of oil and natural gas, include but are not limited to:
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
Although we cannot predict the occurrence of events that may affect future commodity prices, or the degree to which these prices will be affected, the prices for any commodity that we produce will generally approximate current market prices in the geographic region of the production. From time to time, we may hedge a portion of our commodity price risk to mitigate the impact of price volatility on our business. See Notes 6 and 13 of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Condensed Consolidated Financial Statements (Unaudited)” for additional information regarding our commodity derivative positions at September 30, 2020 and additional derivative contracts entered into subsequent to September 30, 2020, respectively.

The following table sets forth the average New York Mercantile Exchange (“NYMEX”) oil and natural gas prices for the three and nine months ended September 30, 2020 and 2019, as well as the high and low NYMEX prices for the same periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Average NYMEX prices:
Oil (Bbl)	$40.87	$56.33	$38.55	$57.03
Natural gas (MMBtu)	$2.12	$2.33	$1.91	$2.57

High and Low NYMEX prices:
Oil (Bbl):
High	$43.39	$62.90	$63.27	$66.30
Low	$36.76	$51.09	$(37.63)	$45.41
Natural gas (MMBtu):
High	$2.66	$2.68	$2.66	$3.59
Low	$1.64	$2.07	$1.48	$2.07

Further, the NYMEX oil price and NYMEX natural gas price reached highs and lows of $41.46 and $37.05 per Bbl and $3.02 and $2.44 per MMBtu, respectively, during the period from October 1, 2020 to October 23, 2020. At October 23, 2020, the NYMEX oil price and NYMEX natural gas price were $39.85 per Bbl and $2.97 per MMBtu, respectively.
We derive a portion of our total natural gas revenues from the value of the natural gas liquids contained in our natural gas, with the remaining portion coming from the value of the dry natural gas residue. The average Mont Belvieu price for a blended barrel of natural gas liquids was $17.58 per Bbl and $16.99 per Bbl during the three months ended September 30, 2020 and 2019, respectively, and $15.27 per Bbl and $20.43 per Bbl during the nine months ended September 30, 2020 and 2019, respectively.
Recent Events and Outlook

2020 dividends. On October 26, 2020, our board of directors approved a cash dividend of $0.20 per share for the fourth quarter of 2020 that is expected to be paid on December 18, 2020 to stockholders of record as of November 6, 2020. Total cash dividends paid to our stockholders during the nine months ended September 30, 2020 were $119 million.
Proposed Merger with ConocoPhillips. On October 18, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ConocoPhillips and Falcon Merger Sub Corp., a wholly owned subsidiary of ConocoPhillips (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub will merge with and into Concho (the “Merger”), with Concho surviving and continuing as the surviving corporation in the Merger. The closing of the Merger is expected to occur in the first quarter of 2021, subject to the satisfaction of certain regulatory approvals and other customary closing conditions. The Merger Agreement provides that, during the periods from the date of the Merger Agreement until the closing of the Merger, we are subject to certain restrictions that, among other things, restrict our ability to repurchase, redeem or retire any capital stock of the Company.
On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, each outstanding share of Concho common stock will be converted into the right to receive 1.46 shares of ConocoPhillips common stock.
The Merger Agreement provides certain termination rights for each of Concho and ConocoPhillips, including, among others, if the consummation of the Merger does not occur on or before April 30, 2021. Should certain unlikely events occur under the specified circumstances outlined in the Merger Agreement, we will be required to pay ConocoPhillips a termination fee of $300 million.
Additional information on the proposed Merger is included in the Form 8-K filed with the Securities and Exchange Commission (“SEC”) on October 19, 2020.
Issuance and redemption of senior notes. On August 10, 2020, we issued $500 million in aggregate principal amount of 2.4% unsecured senior notes due 2031 (the “2.4% Notes”) at a price equal to 99.761 percent of par, for which we received net proceeds of $495 million. We used the net proceeds, together with cash on hand, to redeem the $600 million outstanding principal amount of the 4.375% unsecured senior notes due 2025 (the “4.375% Notes”) at a redemption price equal to 103.281 percent of par.

We recorded a loss on extinguishment of debt related to the redemption of the 4.375% Notes of $24 million for the three and nine months ended September 30, 2020. This amount included the premium paid for the early redemption of the 4.375% Notes and the write-off of unamortized deferred loan costs.
Share repurchase program. In September 2019, we announced that our board of directors authorized the initiation of a share repurchase program for up to $1.5 billion of our common stock. In September 2020, we repurchased and retired 1,027,621 shares under the program at an aggregate cost of $50 million. As of September 30, 2020, we have repurchased and retired a total of 5,453,897 shares since the inception of the program at an aggregate cost of $400 million. The Merger Agreement provides that, during the periods from the date of the Merger Agreement until the closing of the Merger, we are subject to certain restrictions that, among other things, restrict our ability to repurchase, redeem or retire any capital stock of the Company.
Other events. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial and commodity markets. In addition, the pandemic has resulted in travel restrictions, business closures and the institution of quarantining and other restrictions on movement in many communities. As a result, there has been a significant reduction in demand for and prices of oil and natural gas, which has adversely affected our business and led us to significantly reduce our 2020 planned capital expenditures. There continues to be uncertainty around the extent and duration of disruption, including any resurgence, and we expect that the longer the period of such disruption continues, the greater the adverse impact will be on our business. The degree to which the COVID-19 pandemic or any other public health crisis adversely impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions taken by governmental authorities and third parties in response to the COVID-19 pandemic, its impact on the U.S. and world economies, the U.S. capital markets and market conditions, and how quickly and to what extent normal economic and operating conditions can resume.
Derivative Financial Instruments
Derivative financial instrument exposure. At September 30, 2020, the fair value of our financial derivatives was a net asset of $165 million. Under the terms of our financial derivative instruments, we do not have exposure to potential “margin calls” on our financial derivative instruments. We currently have no reason to believe that our counterparties to these commodity derivative contracts are not financially viable. The terms of our Credit Facility did not allow us to offset amounts we may owe a lender against amounts we may be owed related to our derivative financial instruments with such party.
New commodity derivative contracts. After September 30, 2020, we entered into derivative contracts to hedge additional amounts of estimated future production. Refer to Note 13 of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Condensed Consolidated Financial Statements (Unaudited)” for additional information regarding these commodity derivative contracts.

Results of Operations
The following table sets forth summary information concerning our production and operating data for the three and nine months ended September 30, 2020 and 2019. Because of normal production declines, increased or decreased drilling activities, fluctuations in commodity prices and the effects of acquisitions and divestitures, the historical information presented below should not be interpreted as being indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Production and operating data:
Net production volumes:
Oil (MBbl)	18,472	18,940	55,667	56,602
Natural gas (MMcf)	65,867	68,411	194,914	199,284
Total (MBoe)	29,450	30,342	88,153	89,816

Average daily production volumes:
Oil (MBbl)	201	206	203	207
Natural gas (MMcf)	716	744	711	730
Total (MBoe)	320	330	322	329

Average prices per unit: (a)
Oil, without derivatives (Bbl)	$39.23	$54.01	$36.41	$53.13
Oil, with derivatives (Bbl) (b)	$48.43	$52.84	$49.76	$51.85
Natural gas, without derivatives (Mcf)	$1.64	$1.34	$1.04	$1.70
Natural gas, with derivatives (Mcf) (b)	$1.68	$1.54	$1.27	$1.77
Total, without derivatives (Boe)	$28.27	$36.74	$25.29	$37.25
Total, with derivatives (Boe) (b)	$34.13	$36.46	$34.23	$36.60

Operating costs and expenses per Boe: (a)
Oil and natural gas production	$3.90	$6.26	$4.60	$6.14
Production and ad valorem taxes	$2.41	$2.79	$2.22	$2.84
Gathering, processing and transportation	$1.55	$0.82	$1.57	$0.81
Depreciation, depletion and amortization	$9.77	$16.07	$12.28	$15.93
General and administrative	$2.30	$2.50	$2.30	$2.82

(a)	Per unit and per Boe amounts calculated using dollars and volumes rounded to thousands.

(b)	Includes the effect of net cash receipts from (payments on) derivatives:

		Three Months Ended September 30,		Nine Months Ended September 30,
	(in millions)	2020	2019	2020	2019
	Net cash receipts from (payments on) derivatives:
	Oil derivatives	$171	$(21)	$744	$(72)
	Natural gas derivatives (c)	2	14	45	15
	Total	$173	$(7)	$789	$(57)

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
	(c) Includes propane and natural gasoline price swaps.

Oil and natural gas revenues. Revenue from oil and natural gas operations was $834 million for the three months ended September 30, 2020, a decrease of $281 million (25 percent) from $1,115 million for 2019. Revenue from oil and natural gas operations was $2,230 million for the nine months ended September 30, 2020, a decrease of $1,116 million (33 percent) from $3,346 million for 2019. The decrease was primarily due to the decrease in oil prices (excluding the effects of derivative activities) and production.
Specific factors affecting oil and natural gas revenues include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net production volumes:
Oil (MBbl)	18,472	18,940	55,667	56,602
Natural gas (MMcf)	65,867	68,411	194,914	199,284

Average prices per unit:
Average NYMEX oil price (Bbl)	$40.87	$56.33	$38.55	$57.03
Realized oil price (Bbl)	$39.23	$54.01	$36.41	$53.13
Differential to NYMEX	$(1.64)	$(2.32)	$(2.14)	$(3.90)

Average NYMEX natural gas price (MMBtu)	$2.12	$2.33	$1.91	$2.57
Realized natural gas price (Mcf)	$1.64	$1.34	$1.04	$1.70
Average realized natural gas price as a percentage of NYMEX	77%	58%	54%	66%

•total oil production for the three and nine months ended September 30, 2020 decreased 468 MBbl (2 percent) and 935 MBbl (2 percent), respectively, as compared to the same periods in 2019 primarily due to the sale of our New Mexico Shelf assets in 2019, partially offset by additional production from wells completed during 2019 and 2020;
•average realized oil price (excluding the effects of derivative activities) decreased 27 percent and 31 percent for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. The decrease in average realized oil price was primarily due to a decrease in the average NYMEX price, partially offset by the narrowing of the basis differential. The basis differential (referred to as the “Mid-Cush differential”) between the location of Midland, Texas and Cushing, Oklahoma (settlement location for NYMEX pricing) for our oil directly impacts our realized oil price. For the three months ended September 30, 2020 and 2019, the average market Mid-Cush differentials was a price benefit of $0.14 per Bbl and a price reduction of $0.61 per Bbl, respectively. For the nine months ended September 30, 2020 and 2019, the average market Mid-Cush differentials was a price benefit of $0.22 per Bbl and a price reduction of $2.20 per Bbl, respectively;
•total natural gas production for the three and nine months ended September 30, 2020 decreased 2,544 MMcf (4 percent) and 4,370 MMcf (2 percent), respectively, as compared to the same periods in 2019 primarily due to the sale of our New Mexico Shelf assets in 2019, partially offset by additional production from wells completed during 2019 and 2020; and
•average realized natural gas price (excluding the effects of derivative activities) increased 22 percent and decreased 39 percent for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. The increase in average realized natural gas price for the three months ended September 30, 2020 as compared to the same period in 2019 was primarily due to the narrowing of the gas price differential. The decrease in average realized natural gas price for the nine months ended September 30, 2020 as compared to the same period in 2019 was primarily due to a decrease in the price of natural gas liquids. We derive a portion of our total natural gas revenues from the value of the natural gas liquids contained in our natural gas, with the remaining portion coming from the value of the dry natural gas residue. The average Mont Belvieu price for a blended barrel of natural gas liquids increased from $16.99 per Bbl during the three months ended September 30, 2019 to $17.58 per Bbl during the three months ended September 30, 2020. The average Mont Belvieu price for a blended barrel of natural gas liquids decreased from $20.43 per Bbl during the nine months ended September 30, 2019, to $15.27 per Bbl during the nine months ended September 30, 2020.

Oil and natural gas production expenses. The following table provides the components of our oil and natural gas production expenses for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020		2019
(in millions, except per unit amounts)	Amount	Per Boe	Amount	Per Boe
Lease operating expenses	$110	$3.76	$181	$5.97
Workover costs	5	0.14	9	0.29
Total oil and natural gas production expenses	$115	$3.90	$190	$6.26

	Nine Months Ended September 30,
	2020		2019
(in millions, except per unit amounts)	Amount	Per Boe	Amount	Per Boe
Lease operating expenses	$391	$4.44	$524	$5.83
Workover costs	15	0.16	28	0.31
Total oil and natural gas production expenses	$406	$4.60	$552	$6.14

Lease operating expenses were $110 million ($3.76 per Boe) for the three months ended September 30, 2020, which was a decrease of $71 million from $181 million ($5.97 per Boe) during the same period in 2019. Lease operating expenses were $391 million ($4.44 per Boe) for the nine months ended September 30, 2020, which was a decrease of $133 million from $524 million ($5.83 per Boe) during the same period in 2019. The decrease was primarily due to various cost saving initiatives and the New Mexico Shelf divestiture in November 2019, partially offset by additional wells successfully drilled and completed during 2019 and 2020. The decrease in lease operating expenses per Boe was primarily due to the decrease in lease operating expenses noted above.
Workover costs were $5 million ($0.14 per Boe) and $9 million ($0.29 per Boe) for the three months ended September 30, 2020 and 2019, respectively. Workover costs were $15 million ($0.16 per Boe) and $28 million ($0.31 per Boe) for the nine months ended September 30, 2020 and 2019, respectively. The decrease in workover costs was primarily the result of the Company’s cost saving initiatives.
Production and ad valorem taxes. The following table provides the components of our production and ad valorem tax expenses for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020		2019
(in millions, except per unit amounts)	Amount	Per Boe	Amount	Per Boe
Production taxes	$53	$1.78	$67	$2.23
Ad valorem taxes	18	0.63	18	0.56
Total production and ad valorem taxes	$71	$2.41	$85	$2.79

	Nine Months Ended September 30,
	2020		2019
(in millions, except per unit amounts)	Amount	Per Boe	Amount	Per Boe
Production taxes	$141	$1.59	$207	$2.31
Ad valorem taxes	55	0.63	48	0.53
Total production and ad valorem taxes	$196	$2.22	$255	$2.84

Production taxes per unit of production were $1.78 per Boe during the three months ended September 30, 2020, a decrease of 20 percent from $2.23 per Boe during the same period in 2019. Production taxes per Boe were $1.59 per Boe during the nine months ended September 30, 2020, a decrease of 31 percent from $2.31 per Boe during the same period in 2019. For the three and nine months ended September 30, 2020, our revenue per Boe (excluding the effects of derivatives) decreased 23 percent and 32 percent, respectively, as compared to the same periods in 2019. The decrease in production taxes per Boe was primarily due to lower realized revenue per Boe along with a higher percentage of our total production originating in Texas, which has a lower tax rate than New Mexico.

Production taxes fluctuate with the market value of our production sold, while ad valorem taxes are generally based on the valuation of our oil and natural gas properties at the beginning of the year, which vary across the different areas in which we operate.

Ad valorem taxes during the three months ended September 30, 2020 remained consistent with the same period in the prior year. Ad valorem taxes increased $7 million during the nine months ended September 30, 2020 as compared to the same period in 2019, primarily due to additional wells drilled and completed, along with a higher percentage of our wells located in Texas, which has higher ad valorem tax rates than New Mexico.
Gathering, processing and transportation costs. The following table shows the gathering, processing and transportation costs for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020		2019
(in millions, except per unit amounts)	Amount	Per Boe	Amount	Per Boe
Gathering, processing and transportation costs	$46	$1.55	$25	$0.82

	Nine Months Ended September 30,
	2020		2019
(in millions, except per unit amounts)	Amount	Per Boe	Amount	Per Boe
Gathering, processing and transportation costs	$139	$1.57	$73	$0.81

Gathering, processing and transportation costs were $46 million ($1.55 per Boe) for the three months ended September 30, 2020, an increase of 84 percent from $25 million ($0.82 per Boe) during same period in 2019. Gathering, processing and transportation costs were $139 million ($1.57 per Boe) for the nine months ended September 30, 2020, an increase of 90 percent from $73 million ($0.81 per Boe) during same period in 2019. The increase in gathering, processing and transportation costs was primarily due to a marketing contract that began in October 2019 that requires us to deliver 50,000 barrels of oil per day through September 2024.
Exploration and abandonments expense. The following table provides the components of our exploration and abandonments expense for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Geological and geophysical	$2	$3	$6	$12
Unproved impairments and leasehold abandonments	3	17	2,724	59
Other	9	6	19	19
Total exploration and abandonments	$14	$26	$2,749	$90

Our geological and geophysical expense for the periods presented above primarily consists of the costs of acquiring and processing subsurface data to better characterize and develop our resources.
We recorded $3 million and $17 million of unproved impairments and leasehold abandonments for the three months ended September 30, 2020 and 2019, respectively, and $2,724 million and $59 million for the nine months ended September 30, 2020 and 2019, respectively. Unproved impairments and leasehold abandonments during the nine months ended September 30, 2020 were primarily related to impairments of certain unproved properties as our future development plans became more uncertain due to significant declines in commodity prices. See Note 5 of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Condensed Consolidated Financial Statements (Unaudited)” for additional information. Leasehold abandonments during the three months ended September 30, 2020 and 2019 and nine months ended September 30, 2019 were primarily related to certain expiring acreage and acreage where we had no future plans to drill located primarily in the Delaware Basin.
Other expense for the periods presented above primarily consists of surface and title costs on locations that we no longer intend to drill, certain plugging costs, delay rentals and other exploratory well costs. Other expense for the nine months ended September 30, 2019 included costs related to the abandonment of one exploratory well as a result of certain mechanical issues encountered during the completion of the well that made it unable to produce hydrocarbons.

Depreciation, depletion and amortization expense. The following table provides components of our depreciation, depletion and amortization expense for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020		2019
(in millions, except per unit amounts)	Amount	Per Boe	Amount	Per Boe
Depletion of proved oil and natural gas properties	$279	$9.46	$478	$15.80
Depreciation of other property and equipment	9	0.30	9	0.26
Amortization of intangible assets	—	0.01	1	0.01
Total depletion, depreciation and amortization	$288	$9.77	$488	$16.07

	Nine Months Ended September 30,
	2020		2019
(in millions, except per unit amounts)	Amount	Per Boe	Amount	Per Boe
Depletion of proved oil and natural gas properties	$1,056	$11.98	$1,405	$15.66
Depreciation of other property and equipment	26	0.29	23	0.25
Amortization of intangible assets	1	0.01	3	0.02
Total depletion, depreciation and amortization	$1,083	$12.28	$1,431	$15.93

Oil price used to estimate proved oil reserves at period end	$39.71		$54.27
Natural gas price used to estimate proved natural gas reserves at period end	$1.97		$2.87

Depletion of proved oil and natural gas properties was $279 million ($9.46 per Boe) for the three months ended September 30, 2020, a decrease of $199 million (42 percent) from $478 million ($15.80 per Boe) during the same period in 2019. Depletion of proved oil and natural gas properties was $1,056 million ($11.98 per Boe) for the nine months ended September 30, 2020, a decrease of $349 million (25 percent) from $1,405 million ($15.66 per Boe) during the same period in 2019. The decrease in depletion expense was primarily due to the decrease in depletion rate per Boe. The decrease in depletion expense per Boe was primarily due to impairment charges recognized during the first quarter of 2020, as discussed below, partially offset by certain downward adjustments to our economically recoverable proved oil and natural gas reserves.
Impairments of long-lived assets. During the nine months ended September 30, 2020, we recognized impairment charges of approximately $7.8 billion attributable to the decrease in value of our proved oil and natural gas reserves in both the Midland Basin and Delaware Basin, primarily due to the significant decline in commodity prices. During the three and nine months ended September 30, 2019, we recognized impairment charges of $20 million and $888 million, respectively. During the second quarter of 2019, we recognized an impairment charge of $868 million that was primarily attributable to certain downward adjustments to our economically recoverable proved oil and natural gas reserves associated with properties in our Yeso field. During the third quarter of 2019, we recognized an additional impairment charge of $20 million, primarily to reduce the carrying value of the remaining assets in the Yeso field to their fair value. Our Yeso field was primarily composed of the New Mexico Shelf assets that were classified as held for sale at September 30, 2019 and were subsequently sold in November 2019. See Note 5 of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Condensed Consolidated Financial Statements (Unaudited)” for additional information on the fair value assumptions used for long-lived assets.
Impairments of goodwill. At March 31, 2020, we performed a goodwill impairment test and impaired our entire goodwill balance of $1.9 billion, which is reflected on the consolidated statement of operations for the nine months ended September 30, 2020. The impairment was primarily due to a decline in our market capitalization along with declines in observable control premiums. During the three and nine months ended September 30, 2019, we recognized an impairment charge to goodwill of $81 million that was attributable to the New Mexico Shelf divestiture. See Note 2 of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Condensed Consolidated Financial Statements (Unaudited)” for additional information on the impairment of goodwill.

General and administrative expenses. The following table provides components of our general and administrative expenses for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020		2019
(in millions, except per unit amounts)	Amount	Per Boe	Amount	Per Boe
General and administrative expenses	$55	$1.79	$60	$2.01
Less: Operating fee reimbursements	(3)	(0.11)	(5)	(0.15)
Non-cash stock-based compensation	18	0.62	20	0.64
Total general and administrative expenses	$70	$2.30	$75	$2.50

	Nine Months Ended September 30,
	2020		2019
(in millions, except per unit amounts)	Amount	Per Boe	Amount	Per Boe
General and administrative expenses	$163	$1.84	$200	$2.22
Less: Operating fee reimbursements	(12)	(0.14)	(13)	(0.14)
Non-cash stock-based compensation	53	0.60	67	0.74
Total general and administrative expenses	$204	$2.30	$254	$2.82

Total general and administrative expenses were $70 million ($2.30 per Boe) for the three months ended September 30, 2020, a decrease of $5 million (7 percent) from $75 million ($2.50 per Boe) during the same period in 2019. Total general and administrative expenses were $204 million ($2.30 per Boe) for the nine months ended September 30, 2020, a decrease of $50 million (20 percent) from $254 million ($2.82 per Boe) during the same period in 2019. The decrease in cash general and administrative expenses during the three months ended September 30, 2020 as compared to 2019 was primarily due to lower employee headcount and various cost saving initiatives. The decrease in cash general and administrative expenses during the nine months ended September 30, 2020 as compared to 2019 was primarily due to lower employee headcount, lower variable compensation accruals and various cost saving initiatives.
The decrease in non-cash stock-based compensation expenses during the three months ended September 30, 2020 as compared to 2019 was primarily due to lower employee headcount. The decrease in non-cash stock-based compensation expenses during the nine months ended September 30, 2020 as compared to 2019 was primarily due to lower employee headcount, the lapse of restrictions of certain equity awards in July 2019 that were granted in conjunction with the acquisition of RSP Permian, Inc. and the modification of certain awards related to our voluntary separation program (“VSP”) implemented in May 2020. The decrease in total general and administrative expenses per Boe was primarily the result of the decrease in total general and administrative expenses noted above, partially offset by lower production volumes.
We receive fees for the operation of jointly-owned oil and natural gas properties during the drilling and production phases and record such reimbursements as reductions to general and administrative expenses on the condensed consolidated statements of operations. We earned reimbursements of $3 million and $5 million during the three months ended September 30, 2020 and 2019, respectively, and $12 million and $13 million during the nine months ended September 30, 2020 and 2019, respectively.
Gain (loss) on derivatives, net. The following table sets forth the net gain (loss) on derivatives for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Gain (loss) on derivatives, net:
Oil derivatives	$(115)	$355	$1,213	$(506)
Natural gas derivatives (a)	(84)	42	(157)	61
Total	$(199)	$397	$1,056	$(445)

(a) Includes propane and natural gasoline price swaps.

The following table represents our net cash receipts from (payments on) derivatives for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Net cash receipts from (payments on) derivatives:
Oil derivatives	$171	$(21)	$744	$(72)
Natural gas derivatives (a)	2	14	45	15
Total	$173	$(7)	$789	$(57)

(a) Includes propane and natural gasoline price swaps.
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
Net (gain) loss on disposition of assets and other. During the three and nine months ended September 30, 2020, we recorded a net loss on disposition of assets of $1 million and a net gain on disposition of assets of $99 million, respectively. The net gain during the nine months ended September 30, 2020 was primarily due to our contribution of certain water infrastructure assets to Solaris Midstream Holdings, LLC (“Solaris”) in exchange for additional ownership interests in the entity. During the three and nine months ended September 30, 2019, we recorded a net gain on disposition of assets of $303 million and $302 million, respectively, primarily related to our contribution of certain water infrastructure assets to Solaris in exchange for cash and an equity ownership interest in the entity.
Interest expense. The following table sets forth interest expense, weighted average interest rates and weighted average debt balances for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Interest expense, as reported	$44	$46	$127	$141
Capitalized interest	3	6	14	15
Interest expense, excluding impact of capitalized interest	$47	$52	$141	$156

Weighted average interest rate - credit facility	—%	4.0%	3.0%	4.3%
Weighted average interest rate - senior notes	4.3%	4.4%	4.3%	4.4%
Total weighted average interest rate	4.3%	4.3%	4.3%	4.4%

Weighted average credit facility balance	$—	$458	$12	$530
Weighted average senior notes balance	4,059	4,000	4,020	4,000
Total weighted average debt balance	$4,059	$4,458	$4,032	$4,530

The decrease in interest expense during the three and nine months ended September 30, 2020 as compared to the same periods in 2019 was primarily due to the decrease in the weighted average Credit Facility balance.
Loss on extinguishment of debt. We recorded a loss on extinguishment of debt of $24 million for the three and nine months ended September 30, 2020 related to the redemption of the 4.375% Notes. See Note 7 of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Condensed Consolidated Financial Statements (Unaudited)” for additional information.
Other, net. During the three months ended September 30, 2020, we recorded other income of $5 million primarily due to a gain related to our share of the partner contribution to one of our equity method investments partially offset by $6 million of charges related to the VSP. During the nine months ended September 30, 2020, we recorded other expense of $208 million, primarily due to a $204 million other-than-temporary impairment of an equity method investment and $36 million of certain charges related to the VSP, partially offset by a gain related to our share of the partner contribution to one of our equity method investments, certain reimbursements received during 2020 and other income. During the nine months ended September 30,

2019, we recorded other income of $311 million, primarily related to $289 million of cash proceeds from the sale of our ownership interest in the subsidiary of one of our equity method investments, Oryx Southern Delaware Holdings, LLC (“Oryx”).

Income tax provisions. We recorded income tax expense of $26 million and $222 million for the three months ended September 30, 2020 and 2019, respectively, and an income tax benefit of $1.7 billion and $25 million for the nine months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020, we recorded impairments of proved and unproved oil and natural gas properties of $7.8 billion and $2.7 billion, respectively, which caused our deferred tax balance to change from a net deferred tax liability to a net deferred tax asset, resulting in a valuation allowance against our deferred tax assets. We recognized the valuation allowance as an ordinary item in our estimated annual effective tax rate.
At the end of each interim period, we apply an estimated annualized effective tax rate to the current period income or loss before income taxes, which can produce interim effective tax rate fluctuations. Our effective income tax rates were (75) percent and 29 percent for the three months ended September 30, 2020 and 2019, respectively, and 15 percent and 10 percent for the nine months ended September 30, 2020 and 2019, respectively. The difference between the U.S. federal statutory rate of 21 percent and our effective tax rate for the three months ended September 30, 2020 was primarily due to the increase in valuation allowance, and the difference for the nine months ended September 30, 2020 was primarily due to the impact of the nondeductible goodwill impairment reported discretely and the increase in valuation allowance, partially offset by state income tax benefits. The difference between the U.S. federal statutory rate of 21 percent and our effective tax rate for the three and nine months ended September 30, 2019 was primarily due to research and development credits, net of unrecognized benefits, recorded in 2019, and the impact of permanent differences between book and taxable income (loss).

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
Our costs incurred on oil and natural gas properties, excluding acquisitions, during the nine months ended September 30, 2020 totaled $1.2 billion. Our capital expenditures during the nine months ended September 30, 2020 were primarily funded from cash flows from operations. We expect to fund the remaining 2020 capital expenditures with operating cash flows.
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
2020 dividends. On October 26, 2020, our board of directors approved a cash dividend of $0.20 per share for the fourth quarter of 2020 that is expected to be paid on December 18, 2020 to stockholders of record as of November 6, 2020. Total cash dividends paid to our stockholders during the nine months ended September 30, 2020 were $119 million. Any payment of future dividends will be at the discretion of our board of directors and may be suspended at any time.
Share repurchase program. In September 2019, we announced that our board of directors authorized the initiation of a share repurchase program for up to $1.5 billion of our common stock. The Merger Agreement provides that, during the periods from the date of the Merger Agreement until the closing of the Merger, we are subject to certain restrictions that, among other things, restrict our ability to repurchase, redeem or retire any capital stock of the Company.
During January 2020, we repurchased and retired 1,125,906 shares under the program at an aggregate cost of $100 million. During September 2020, we repurchased and retired 1,027,621 shares under the program at an aggregate cost of $50 million. We have not made any other repurchases in 2020. As of September 30, 2020, we had repurchased and retired a total of 5,453,897 shares since the inception of the program at an aggregate cost of $400 million.
Acquisitions. The following table reflects our expenditures for acquisitions of proved and unproved properties for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
(in millions)	2020	2019
Property acquisition costs:
Proved	$21	$—
Unproved (a)	8	33
Total property acquisition costs	$29	$33

(a) Unproved property acquisition costs relate primarily to budgeted unproved leasehold acreage acquisitions.
Contractual obligations. Our contractual obligations include long-term debt, cash interest expense on debt, derivative liabilities, asset retirement obligations, employment agreements with officers, purchase obligations, operating and finance lease obligations and other obligations. Since December 31, 2019, there have been the following material changes in our contractual obligations:
•decrease in our derivative liability, which was $52 million at September 30, 2020; and
•$100 million decrease in principal amount of long-term debt due to the redemption of our 4.375% Notes, partially offset by the issuance of our 2.4% Notes during the third quarter of 2020.
In connection with the proposed Merger, the Merger Agreement provides certain termination rights under which we may exercise and effectively terminate the Merger Agreement. Should certain unlikely events occur under the specified circumstances outlined in the Merger Agreement, we will be required to pay ConocoPhillips a termination fee of $300 million.

See Note 13 of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Condensed Consolidated Financial Statements (Unaudited)” for additional information regarding the proposed Merger.
Off-balance sheet arrangements. Currently, we do not have any material off-balance sheet arrangements.
Capital resources. Our primary sources of liquidity have been cash flows generated from (i) operating activities, (ii) borrowings under our Credit Facility, (iii) asset dispositions and (iv) proceeds from bond and equity offerings. At September 30, 2020, we had a cash balance of $402 million and did not have any borrowings under our Credit Facility. At September 30, 2020, we had approximately $2.0 billion of unused commitments under our Credit Facility.
The following table summarizes the changes in our cash and cash equivalents for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
(in millions)	2020	2019
Net cash provided by operating activities	$2,133	$2,067
Net cash used in investing activities	(1,397)	(2,020)
Net cash used in financing activities	(404)	(47)
Net increase in cash and cash equivalents	$332	$—

Cash flow from operating activities. The $66 million increase in operating cash flows during the nine months ended September 30, 2020, as compared to the same period in 2019, was primarily due to an increase of $846 million in net cash settlements received from derivatives, lower operating costs and positive changes in working capital, partially offset by the decrease in oil and natural gas revenues.
Our net cash provided by operating activities included a benefit of $171 million and a reduction of $8 million for the nine months ended September 30, 2020 and 2019, respectively, associated with changes in working capital items. Changes in working capital items adjust for the timing of receipts and payments of actual cash.
Cash flow from investing activities. Our investing activities consist primarily of drilling and completion activity, acquisitions and divestitures.
For the nine months ended September 30, 2020, our net cash used in investing activities was $1.4 billion, which consisted primarily of our investment of $1.2 billion for additions to oil and natural gas properties. Additionally, we completed acquisitions of oil and natural gas properties of $45 million. Our capital expenditures for the nine months ended September 30, 2020 were funded primarily with cash flows from operations.
For the nine months ended September 30, 2019, our net cash used in investing activities was $2.0 billion, which consisted primarily of our investment of $2.3 billion for additions to oil and natural gas properties. This was partially offset by $393 million of cash proceeds from asset dispositions primarily due to the sale of our ownership interest in the subsidiary of Oryx and the contribution of certain water infrastructure assets to Solaris. In addition, we received a $93 million deposit for the divestiture of the New Mexico Shelf assets. We used the proceeds from these and other divestitures to repay a portion of our outstanding balance under our Credit Facility. Our capital expenditures for the nine months ended September 30, 2019 were funded with cash flows from operations and borrowings under our Credit Facility.
Cash flow from financing activities. For the nine months ended September 30, 2020, our net cash used in financing activities was $404 million, primarily due to the redemption of our $600 million outstanding principal amount of the 4.375% Notes, $150 million of common stock repurchases under our share repurchase program and $119 million of dividends paid on our common stock, partially offset by $495 million of net proceeds from the issuance of the 2.4% Notes. See Note 7 of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Condensed Consolidated Financial Statements (Unaudited)” for additional information on the redemption and issuance of our 4.375% Notes and 2.4% Notes, respectively.
For the nine months ended September 30, 2019, our net cash used in financing activities was $47 million primarily due to $75 million of dividends paid on our common stock and a decrease in book overdrafts of $104 million, partially offset by $153 million of net borrowings under our Credit Facility.
Advances on our Credit Facility bear interest, at our option, based on:
(i)    an alternative base rate (“ABR”), which is equal to the highest of
(a)    the prime rate of JPMorgan Chase Bank (3.25 percent at September 30, 2020),
(b)    the federal funds effective rate plus 0.5 percent, and

(c)    the London Interbank Offered Rate (“LIBOR”) plus 1.0 percent; or
(ii)    LIBOR.
Our Credit Facility’s interest rates and commitment fees on the unused portion of the available commitment vary depending on our credit ratings from Moody’s Investors Service, Inc. (“Moody’s”) and S&P Global Ratings (“S&P”). At our current credit ratings, LIBOR Rate Loans and ABR Loans bear interest margins of 150 basis points and 50 basis points per annum, respectively, and commitment fees on the unused portion of the available commitment are 25 basis points per annum.
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
Liquidity. Our primary sources of liquidity have been cash flows generated from operating activities and the available borrowing capacity under our Credit Facility. At September 30, 2020, our commitments from our bank group under the Credit Facility totaled $2.0 billion, all of which were unused.
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
Book capitalization and current ratio. Our net book capitalization at September 30, 2020 was $11.2 billion, consisting of cash and cash equivalents of $402 million, debt of $3.9 billion and stockholders’ equity of $7.8 billion. Our net book capitalization at December 31, 2019 was $21.8 billion, consisting of cash and cash equivalents of $70 million, debt of $4.0 billion and stockholders’ equity of $17.8 billion. Our ratio of net debt to net book capitalization was 31 percent and 18 percent at September 30, 2020 and December 31, 2019, respectively. Our ratio of current assets to current liabilities was 1.73 to 1.0 at September 30, 2020, as compared to 0.89 to 1.0 at December 31, 2019.

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
There have been no material changes in our critical accounting policies and procedures during the nine months ended September 30, 2020. See our disclosure of critical accounting policies in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 19, 2020.
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
We are exposed to a variety of market risks, including credit risk, commodity price risk and interest rate risk. We address these risks through a program of risk management which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we are a party at September 30, 2020, and from which we may incur future gains or losses from changes in market interest rates or commodity prices and losses from extension of credit. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
We have entered into International Swap Dealers Association Master Agreements (“ISDA Agreements”) with each of our derivative counterparties. The terms of the ISDA Agreements provide us and the counterparties with rights of set-off upon the occurrence of defined acts of default by either us or a counterparty to a derivative, whereby the party not in default may set off all derivative liabilities owed to the defaulting party against all derivative asset receivables from the defaulting party. See Note 6 of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Condensed Consolidated Financial Statements (Unaudited)” for additional information regarding our derivative activities.
Commodity price risk.  We are exposed to market risk as the prices of our commodities are subject to fluctuations resulting from changes in supply and demand. To reduce our exposure to changes in the prices of our commodities, we have entered into, and may in the future enter into, additional commodity price risk management arrangements for a portion of our oil and natural gas production. The agreements that we have entered into generally have the effect of providing us with a fixed price for a portion of our expected future oil and natural gas production over a fixed period of time. Our commodity price risk management arrangements are recorded at fair value and thus changes to the future commodity prices will have an impact on our earnings. The following table sets forth the hypothetical impact on the fair value of the commodity price risk management arrangements from an average increase and decrease in the commodity price of $5.00 per Bbl of oil and $0.50 per MMBtu of natural gas from the commodity prices at September 30, 2020:

(in millions)	Increase of $5.00 per Bbl and $0.50 per MMBtu	Decrease of $5.00 per Bbl and $0.50 per MMBtu
Gain (loss):
Oil derivatives	$(346)	$346
Natural gas derivatives (a)	(95)	95
Total	$(441)	$441

(a) Propane and natural gasoline price swaps are not significant and are excluded from this analysis.

At September 30, 2020, we had (i) oil price swaps covering future oil production from October 1, 2020 through December 31, 2022 and (ii) oil basis swaps covering our Midland to Cushing basis differential from October 1, 2020 to December 31, 2022. The NYMEX oil price at September 30, 2020 was $40.22 per Bbl. At October 23, 2020, the NYMEX oil price was $39.85 per Bbl.
At September 30, 2020, we had (i) natural gas price swaps that settle on a monthly basis covering future natural gas production from October 1, 2020 to December 31, 2022 and (ii) natural gas basis swaps covering our El Paso Permian to Henry Hub and WAHA to Henry Hub basis differentials from October 1, 2020 to December 31, 2022. The NYMEX natural gas price at September 30, 2020 was $2.53 per MMBtu. At October 23, 2020, the NYMEX natural gas price was $2.97 per MMBtu.
An increase in the average forward NYMEX oil and natural gas prices above those at September 30, 2020 would decrease the fair value asset of our commodity derivative contracts from their recorded balance at September 30, 2020. Changes in the recorded fair value of our commodity derivative contracts are marked to market through earnings as gains or losses. The potential decrease in our fair value asset would be recorded in earnings as a loss. However, a decrease in the average forward NYMEX oil and natural gas prices below those at September 30, 2020 would increase the fair value asset of our commodity derivative contracts from their recorded balance at September 30, 2020. The potential increase in our fair value asset would be recorded in earnings as a gain. We are currently unable to estimate the effects on the earnings of future periods resulting from changes in the market value of our commodity derivative contracts.
We recorded a net gain of approximately $1.1 billion and a net loss of $445 million on derivatives for the nine months ended September 30, 2020 and 2019, respectively. The change between the periods was primarily due to the change in commodity future price curves at the respective measurement and settlement periods.
The fair value of our derivative instruments is determined based on our valuation models. We did not change our valuation method for our derivative instruments during the nine months ended September 30, 2020. The following table reconciles the changes that occurred in the fair values of our derivative instruments during the nine months ended September 30, 2020:

(in millions)	Commodity Derivative Instruments Net Assets (Liabilities)
Fair value of contracts outstanding at December 31, 2019	$(102)
Changes in fair values (a)	1,056
Contract maturities	(789)
Fair value of contracts outstanding at September 30, 2020 (b)	$165

(a) At inception, new derivative contracts entered into by us have no intrinsic value.
(b) Represents the fair value of open derivative contracts subject to market risk.
See Note 6 of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Condensed Consolidated Financial Statements (Unaudited)” for additional information regarding our derivative instruments.
Interest rate risk.  Our exposure to changes in interest rates relates primarily to debt obligations. We manage our interest rate exposure by limiting our variable-rate debt to a certain percentage of total capitalization and by monitoring the effects of market changes in interest rates. To reduce our exposure to changes in interest rates we may, in the future, enter into interest rate risk management arrangements for a portion of our outstanding debt. The agreements that we have entered into generally have the effect of providing us with a fixed interest rate for a portion of our variable rate debt. We may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to existing debt issues. Interest rate derivatives are used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio. We had no outstanding interest rate derivative contracts at September 30, 2020. We are exposed to changes in interest rates as a result of our Credit Facility, and the terms of our Credit Facility require us to pay higher interest rate margins as our credit ratings decrease.
We had no indebtedness outstanding under our Credit Facility at September 30, 2020.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at September 30, 2020 at the reasonable assurance level.
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
We will be subject to business uncertainties while the Merger is pending, which could adversely affect our businesses.
Uncertainty about the effect of the Merger on employees and those that do business with us may have an adverse effect on the Company. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed and for a period of time thereafter, and could cause those that transact with us to seek to change their existing business relationships with us. Current and prospective employees of the Company may experience uncertainty about their roles within the combined company following the Merger, which may have an adverse effect on our current ability to attract or retain key management and other key personnel regardless of whether the Merger is completed.
In addition, the Merger Agreement restricts us from entering into certain corporate transactions, entering into certain material contracts, making certain changes to our capital budget, incurring certain indebtedness and taking other specified actions without the consent of ConocoPhillips, and generally requires us to continue our operations in the ordinary course of business during the pendency of the Merger. These restrictions may prevent us from pursuing attractive business opportunities or adjusting our capital plan prior to the completion of the Merger.
We may be subject to lawsuits relating to the Merger, which could adversely affect our business, financial condition and operating results.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our and ConocoPhillips’ respective liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, then that injunction may delay or prevent the Merger from being completed, which may adversely affect our and ConocoPhillips’ respective business, financial position and results of operations.
The Merger may not be completed and the Merger Agreement may be terminated in accordance with its terms. Failure to complete the Merger could negatively impact the price of shares of the Company’s common stock, as well as the Company’s future business and financial results.
The Merger is subject to a number of conditions that must be satisfied, including the approval by the Company’s stockholders of the Merger Agreement and approval by ConocoPhillips stockholders of the issuance of ConocoPhillips shares in connection with the Merger, or waived, in each case prior to the completion of the Merger. These conditions to the completion of the Merger, some of which are beyond the control of the Company and ConocoPhillips, may not be satisfied or waived in a timely manner or at all, and, accordingly, the Merger may be delayed or may not be completed. The Merger Agreement may also be terminated under certain circumstances. If the transactions contemplated by the Merger Agreement are not completed for any reason, the Company’s ongoing businesses and financial results may be adversely affected. In addition, if the Merger Agreement is terminated and the Company’s board of directors seeks another merger or business combination, the Company may not be able to find a party willing to offer equivalent or more attractive consideration than the consideration ConocoPhillips has agreed to provide in the Merger.
The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger, could discourage a potential competing acquiror of us from making a favorable alternative transaction proposal and, in specified circumstances, could require us to pay ConocoPhillips a termination fee of $300 million.
The Merger Agreement contains a general prohibition on us and ConocoPhillips from soliciting or, subject to certain exceptions relating to the exercise of fiduciary duties by our boards of directors, entering into discussions with any third party regarding any competing proposal or offer for a competing transaction. Further, even if our Board withholds, withdraws, qualifies or modifies its recommendation with respect to the Merger Agreement proposal, unless the Merger Agreement has been terminated in accordance with its terms, we will still be required to submit the Merger Agreement proposal to a vote at our special meeting. In addition, each party generally has an opportunity to offer to modify the terms of Merger in response to any third-party alternative transaction proposal before a party’s board of directors may withhold, withdraw, qualify or modify its recommendation with respect to the Merger Agreement proposal or the share issuance proposal, as applicable. In some circumstances, upon termination of the Merger Agreement, we will be required to pay a termination fee of $300 million to ConocoPhillips.
These provisions could discourage a potential third-party acquiror or merger partner that might have an interest in acquiring all or a significant portion of us or pursuing an alternative transaction with us either from considering or proposing such a transaction, even if a third-party acquiror were prepared to pay consideration with a higher per share price than the per share price proposed to be received in the merger or might result in a potential third-party acquiror or merger partner proposing to pay a lower price to our stockholders than it might otherwise have proposed to pay because of the added expense of the $300 million termination fee that may become payable in certain circumstances.
Because the exchange ratio in the Merger Agreement is fixed and because the market price of the Company’s common stock will fluctuate prior to the completion of the Merger, our stockholders cannot be sure of the market value of the Company’s common stock they will receive as consideration in the Merger.
Under the terms of the Merger Agreement, our stockholders will receive consideration consisting of 1.46 shares of ConocoPhillips common stock for each share of the Company’s common stock, based on the closing price of the Company’s common stock prior to signing of the Merger Agreement. The exchange ratio is fixed, and there will be no adjustment to the merger consideration for changes in the market price of ConocoPhillips common stock or our common stock prior to the completion of the Merger.
If the Merger is completed, there will be a time lapse between the date of signing of the Merger Agreement and the date on which our stockholders who are entitled to receive the merger consideration actually receive the merger consideration. The respective market values of ConocoPhillips’ common stock and the Company’s common stock have fluctuated and may continue to fluctuate during this period as a result of a variety of factors, including general market and economic conditions, changes in each company’s business, operations and prospects, commodity prices, regulatory considerations and the market’s assessment of ConocoPhillips’ business and the Merger. Such factors are difficult to predict and in many cases may be beyond the control of ConocoPhillips and us. The actual value of the merger consideration received by our stockholders at the completion of the Merger will depend on the market value of ConocoPhillips common stock at that time. This market value may differ, possibly materially, from the market value of ConocoPhillips common stock at the time the Merger Agreement was entered into or at any other time.
Our shareholders will have a reduced ownership and voting interest in ConocoPhillips after the Merger compared to their current ownership in the Company on a standalone basis and will exercise less influence over management.
Currently, the Company’s shareholders have the right to vote in the election of the Company’s board of directors and on other matters requiring shareholder approval under Delaware law and the Company’s certificate of incorporation and bylaws. As a result of the Merger, the Company’s current shareholders will own a smaller percentage of the combined company than they currently own of the Company, and as a result will have less influence on the management and policies of ConocoPhillips post-Merger than they now have on the management and policies of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth our share repurchase activity for each period presented:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Approximate dollar value of shares that may yet be purchased under the plans or programs (b) (in billions)
July 1, 2020 - July 31, 2020	775	$51.15	—	$1.15
August 1, 2020 - August 31, 2020	171	$48.88	—	$1.15
September 1, 2020 - September 30, 2020	1,027,728	$48.66	1,027,621	$1.10

(a) Includes 1,053 shares that were withheld by us to satisfy tax withholding obligations of certain employees that arose upon the lapse of restrictions on share-based awards during the third quarter of 2020.

(b) During the third quarter of 2020, we repurchased and retired 1,027,621 common shares for $50 million under our $1.5 billion share repurchase program that was publicly announced in September 2019. While the program does not have a stated expiration date, the Merger Agreement provides that, during the periods from the date of the Merger Agreement until the closing of the Merger, we are subject to certain restrictions that, among other things, restrict our ability to repurchase, redeem or retire any capital stock of the Company.

Item 6.  Exhibits

Exhibit No.		Exhibit

2.1		Agreement and Plan of Merger among ConocoPhillips, Falcon Merger Sub Corp. and Concho Resources Inc., dated as of October 18, 2020 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on October 19, 2020, and incorporated herein by reference).

3.1		Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on August 8, 2007, and incorporated herein by reference).

3.2		Fifth Amended and Restated Bylaws of Concho Resources Inc., as amended October 18, 2020 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on October 19, 2020, and incorporated herein by reference).

4.1
Seventeenth Supplemental Indenture, dated August 24, 2020, among Concho Resources Inc., the subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on August 24, 2020, and incorporated herein by reference).

4.2		Form of 2.400% Senior Notes due 2031 (included in Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 24, 2020, and incorporated herein by reference).

22.1	(a)	Guarantor subsidiaries of Concho Resources Inc.

31.1	(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	(a)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	(b)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	(a)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	(a)	Inline XBRL Schema Document.

101.CAL	(a)	Inline XBRL Calculation Linkbase Document.

101.DEF	(a)	Inline XBRL Definition Linkbase Document.

101.LAB	(a)	Inline XBRL Labels Linkbase Document.

101.PRE	(a)	Inline XBRL Presentation Linkbase Document.

104	(a)	The cover page of Concho Resources Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, formatted in Inline XBRL and included within the Exhibit 101 attachments.

(a) Filed herewith. (b) Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCHO RESOURCES INC.

Date:	October 27, 2020	By	/s/ Timothy A. Leach

Timothy A. Leach
Chairman of the Board of Directors and Chief
Executive Officer
(Principal Executive Officer)

		By	/s/ Brenda R. Schroer

Brenda R. Schroer
Senior Vice President, Chief Financial Officer and
Treasurer
(Principal Financial Officer)

		By	/s/ Jacob P. Gobar

Jacob P. Gobar
Vice President and Chief Accounting Officer
(Principal Accounting Officer)